Form 10-Q
period 2007-09-30
Duff & Phelps Corp
filed 2007-11-14
CIK 1397821

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

001-33693
(Commission File Number)

DUFF & PHELPS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-8893559 (I.R.S. Employer Identification No.)
55 East 52nd Street 31st floor New York, New York 10055 (Address of principal executive offices)
Registrant's telephone number: (212) 871-2000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No☒

        The number of shares of the Registrant's Class A common stock, par value $0.01 per share, outstanding as of November 12, 2007 was 13,062,291. The number of shares of the Registrant's Class B common stock, par value $0.0001 per share, outstanding as of November 12, 2007 was 21,112,235.

DUFF & PHELPS CORPORATION

Item 1.

DUFF & PHELPS CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$100	$—
Stock subscription receivable	187,036,250	—

Total current assets	187,036,350	—

Deferred issuance costs	20,062,721	26,640

Total assets	$207,099,071	$26,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to affiliates	$20,062,721	$26,640

Total current liabilities	20,062,721	26,640

Class A common stock, par value $0.01 per share, 100,000,000 shares authorized; 6 shares issued and outstanding at September 30, 2007 and 0 shares issued and outstanding at June 30, 2007	—	—
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2007 and June 30, 2007	—	—
Additional paid-in capital	187,036,350	—
Retained earnings	—	—

Total stockholder's equity	187,036,350	—

Total liabilities and stockholders' equity	$207,099,071	$26,640

See accompanying notes to condensed financial statements

DUFF & PHELPS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Three Months ended September 30, 2007	The period April 23, 2007 to September 30, 2007
	(unaudited)	(unaudited)
Total revenues	$—	$—

Total direct client service costs	—	—

Total operating expenses	—	—

Operating income	—	—

Income before non-controlling interest and taxes	—	—

Net income	$—	$—

Weighted average shares of Class A common stock outstanding:
Basic	4	3
Diluted	4	3
Net income available to holders of Class A common stock per share:
Basic	$—	$—
Diluted	$—	$—

See accompanying notes to condensed financial statements

DUFF & PHELPS CORPORATION
CONDENSED STATEMENT OF CASH FLOWS

The period from April 23, 2007 to September 30, 2007
(unaudited)
Net income	$—
Adjustments to reconcile net income to net cash used in operating activities:
Changes in assets and liabilities:
Due to affiliates	20,062,721

Net cash provided by operating activities	20,062,721

Cash flows from investing activities:
Net cash used in investing activities	—
Cash flows from financing activities:
Proceeds from sale of common stock	100
Deferred issuance costs	(20,062,721)

Net cash provided by financing activities	(20,062,621)
Effect of exchange rate on cash and cash equivalents	—

Net increase in cash and cash equivalents	100

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$100

Supplemental disclosure of cash flow activities:
Non-cash financing activity—stock subscription receivable	$187,036,250

See accompanying notes to condensed financial statements

DUFF & PHELPS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(In thousands, except share and per share amounts and as otherwise indicated)
(Unaudited)

(1) Basis of Presentation

        In the opinion of management, these unaudited condensed financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the financial position, results of operations and cash flows of Duff & Phelps Corporation (D&P Corporation) for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the prospectus of D&P Corporation, filed with the Securities and Exchange Commission, dated as of September 28, 2007. D&P Corporation's results for any interim period are not necessarily indicative of results for a full year or any other period.

(2) Description of Business

        D&P Corporation, a Delaware corporation, was incorporated on April 23, 2007, as a holding company for the purpose of facilitating an initial public offering (IPO) of common equity. D&P Corporation has not engaged in any business or other activities except in connection with its formation and the IPO.

        On September 27, 2007, a registration statement relating to shares of Class A common stock of D&P Corporation was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007. Pursuant to the IPO, D&P Corporation sold 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock sold as a result of the exercise of the underwriters' over-allotment option, which was exercised on October 2, 2007).

        As a result of the IPO and the Recapitalization Transactions described below, D&P Corporation became the sole managing member of and has a controlling interest in Duff & Phelps Acquisitions, LLC and Subsidiaries (D&P Acquisitions or the Company). D&P Corporation's only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P Corporation will operate and control all of the business and affairs of D&P Acquisitions and will consolidate the financial results of D&P Acquisitions into D&P Corporation's consolidated financial statements effective as of October 3, 2007. D&P Acquisitions' historical results are presented elsewhere in this Form 10-Q, as D&P Acquisitions is considered the predecessor entity to D&P Corporation. D&P Acquisitions is the parent of Duff & Phelps, LLC, an independent financial advisory firm, offering a range of financial advisory and investment banking services, including valuation advisory services, corporate finance consulting services, dispute and legal management consulting, specialty tax advisory services, merger and acquisition advisory services, transaction opinions and financial restructuring advisory services. Duff & Phelps, LLC serves a full spectrum of multinational clients, including public and private corporations, private equity firms, law firms and public and private middle market companies.

(3) Recapitalization Transactions

        Immediately prior to the closing of the IPO of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (Recapitalization Transactions). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called "New Class A Units." The conversion of all of the different classes of units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of D&P Acquisitions, as if it had been liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of outstanding units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' Second Amended and Restated Limited Liability Company Agreement, dated October 31, 2006 (2nd LLC Agreement).

        In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140.5 million (the Redemption). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding, of which 12,920,000 shares of D&P Corporation's Class A common stock were held by D&P Corporation and 21,112,535 shares of D&P Corporation's Class B common stock were held by existing unitholders of D&P Acquisitions. Pursuant to the incorporation of D&P Corporation and the IPO Transactions (as defined below), D&P Corporation issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.

(4) Shinsei Investment and Initial Public Offering

        On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited (Shinsei), a Japanese corporation, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54.2 million, or at a purchase price equal to $16.07 per share (Shinsei Investment). The shares were held in escrow until the closing of the IPO on October 3, 2007, at which time they were issued. Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009. Shinsei may sell up to 50% of its Class A common stock on or after September 5, 2008, 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009. In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009. In connection with this investment, D&P Corporation granted Shinsei registration rights.

        On September 27, 2007, a registration statement relating to shares of Class A common stock of D&P Corporation was declared effective and the price of such shares was set at $16.00 per share. D&P Corporation sold 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock sold as a result of the exercise of the underwriters' over-allotment option which was exercised on October 2, 2007).

        The IPO, together with the Shinsei Investment, resulted in the issuance by D&P Corporation of 12,920,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock sold as a result of the exercise of the underwriters' over-allotment option, which was exercised on October 2, 2007), and net proceeds to D&P Corporation of approximately $186.9 million (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment). Upon consummation of the IPO and the Shinsei Investment, D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed proceeds from the IPO and the Shinsei Investment to redeem approximately $140.5 million of New Class A Units held by existing unitholders of D&P Acquisitions, with the remainder of $46.4 million used to repay borrowings and for general corporate purposes.

        In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of D&P Corporation's Class A common stock on a one-for-one basis.

        As a result of the transactions described above, on October 3, 2007:

  •
  D&P Corporation became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries and affiliates, operates the Duff & Phelps business. Accordingly, although D&P Corporation has a minority economic interest in D&P Acquisitions, D&P Corporation has a majority voting interest and controls the management of D&P Acquisitions. As a result, D&P Corporation will consolidate the financial results of D&P Acquisitions and will record non-controlling interest on its balance sheet for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero;

  •
  investors in the IPO and Shinsei held 12,920,000 shares of D&P Corporation's Class A common stock, the existing unitholders of D&P Acquisitions held 21,112,535 shares of D&P Corporation's Class B common stock and 21,112,535 New Class A Units of D&P Acquisitions, and D&P Corporation held 12,920,000 New Class A Units of D&P Acquisitions;

  •
  the New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of D&P Corporation Class A common stock. In connection with an exchange, a corresponding number of shares of D&P Corporation Class B common stock will be required to be cancelled. However, the exchange of New Class A Units for shares of D&P Corporation Class A common stock will not affect D&P Corporation's Class B common stockholders' voting power since the votes represented by the cancelled shares of D&P Corporation Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

        The following table summaries the transactions that occurred in conjunction with the IPO:

Stock subscription: 8,300,000 shares @ $16.00	$132,800
Stock subscription: 3,375,000 shares @ $16.07	54,236

Stock subscription receivable	187,036
Over-allotment: 1,245,000 shares @ $16.00	19,920
Estimated IPO related expenses	(20,062)

Net Proceeds	$186,894

        The Recapitalization Transactions and the Shinsei Investment are collectively referred to as the "IPO Transactions."

(5) Tax Receivable Agreement; Tax Distributions

        As a result of D&P Corporation's acquisition of New Class A Units of D&P Acquisitions as described above, D&P Corporation expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to D&P Corporation and will be taken into account in reporting D&P Corporation's taxable income. Further, as a result of a U.S. federal income tax election made by D&P Acquisitions applicable to a portion of D&P Corporation's acquisition of D&P Acquisitions' units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units D&P Corporation has and will acquire (pursuant to the Exchange Agreement described above) will be adjusted based upon the amount that D&P Corporation has paid for that portion of its D&P Acquisitions units. D&P Corporation has entered into an agreement with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that will provide for the payment by D&P Corporation to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that D&P Corporation realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of the IPO) that D&P Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

        As a member of D&P Acquisitions, D&P Corporation will incur U.S. federal, state and local income taxes on its allocable share of any net taxable income of D&P Acquisitions. As authorized by the Third Amended and Restated Limited Liability Company Agreement of D&P Acquisitions, dated October 3, 2007, pursuant to which D&P Acquisitions will be governed, D&P Corporation intends to cause D&P Acquisitions to continue to distribute cash, generally on a pro rata basis, to its members not less than necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.

(6) Related-Party Transactions

        Duff & Phelps, LLC paid $3.3 million and recorded a liability of $16.8 million on behalf of D&P Corporation in connection with the IPO and will be reimbursed using the future proceeds of such offering.

(7) Net Income Per Share

        D&P Corporation's net income and weighted average shares outstanding for the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007 consists of the following:

	For the Three Months ended September 30, 2007	For the period April 23, 2007 to September 30, 2007
Net income available to holders of Class A common stock:	$—	$—
Weighted average shares outstanding:
Basic	4	3
Diluted	4	3

        Net income per share information is not applicable for reporting periods prior to April 23, 2007. The calculations of basic and diluted net income per share amounts for the three months ended September 30, 2007, and for the period from April 23, 2007 to September 30, 2007, are described and presented below.

Basic Net Income Per Share

        Numerator—utilizes net income available for Class A common stockholders for the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007.

        Denominator—utilizes the weighted average shares of Class A common stock outstanding for the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007.

Diluted Net Income Per Share

        Numerator—utilizes net income available for Class A common stockholders for the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007 as in the basic net income per share calculation described above.

        Denominator—utilizes the weighted average number of shares of Class A common stock for the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007 as in the basic net income per share calculation described above, plus additional shares of the D&P Corporation's common stock issued as non-qualified stock options, as calculated using the treasury stock method.

        During the three months ended September 30, 2007 and for the period from April 23, 2007 to September 30, 2007, the additional shares of D&P Corporation's common stock issued as stock options on September 27, 2007, as calculated using the treasury stock method were antidilutive and consequently the additional shares have been excluded from the calculation of diluted net income per share of Class A common stock.

        The shares of Class B common stock do not share in the earnings of D&P Corporation and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

(8) Equity-Based Compensation

        On September 27, 2007, D&P Corporation granted 2,081,061 non-qualified stock option awards under the 2007 Omnibus Stock Incentive Plan to employees. Fair values have been derived based on the IPO price of $16.00 per share of Class A common stock and will be expensed over the assumed service period of four years using the accelerated method of amortization. Additionally, the calculation of the compensation expense assumes forfeiture rates based upon historical turnover rates, ranging from 0.0% to 19.0% annually by employee class. There were no vested stock option awards as of September 30, 2007 and the expense for the periods presented is not material. There were no outstanding stock options or other equity-based awards granted prior to the aforementioned grant.

        The equity unit valuations included the key assumptions presented in the table below in determining fair value as of September 30, 2007:

Valuation Date	September 30, 2007
Implied Asset Volatility	39.0%
Expected Dividends	None
Risk Free Rate	4.28%
Expected Term of Units	6.25 years
	Number of Awards	Weighted- Average Fair Value
As of April 23, 2007	—	$—
Granted	2,081,061	6.85
Forfeited	—	—
Vested	—	—

Unvested as of September 30, 2007	2,081,061	$6.85

        As of September 30, 2007, the total unamortized compensation cost related to non-vested awards was $12.2 million. The weighted-average period over which this is expected to be recognized is 1.77 years.

(9) Subsequent Events

Acquisition of Rash & Associates, L.P.

        On October 31, 2007, a subsidiary of D&P Corporation acquired the equity interests of Rash & Associates, L.P. (Rash), a Texas limited partnership. Rash is a nationwide provider of property tax management services, which complements D&P Acquisitions' existing property tax consulting business. The Rash business will operate as part of D&P Acquisitions' Financial Advisory segment. The purchase price is not material to D&P Acquisitions' financial statements.

DUFF & PHELPS ACQUISITIONS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$45,554	$59,132
Accounts receivable, net (less allowances of $2,147 and $1,856 at September 30, 2007 and at December 31, 2006, respectively)	59,950	46,475
Unbilled services	17,540	14,199
Prepaid expenses	3,546	2,151
Other current assets	3,924	310
Due from affiliates	20,063	—

Total current assets	150,577	122,267

Property and equipment, net	21,314	15,609
Goodwill	97,800	98,314
Intangible assets, net	23,935	27,122
Other assets	6,063	4,719

Total assets	$299,689	$268,031

LIABILITIES AND UNITHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$6,407	$6,858
Accrued expenses	23,550	6,424
Accrued compensation and benefits	54,662	52,695
Deferred revenues	4,596	4,761
Equity-based compensation liability, current	6,418	3,241
Current portion of long-term debt	794	794

Total current liabilities	96,427	74,773

Long-term debt, less current portion	77,108	77,203
Equity-based compensation liability, long-term	32,464	11,566
Other long-term liabilities	14,339	10,471
Redeemable units
Class A units (liquidation preference of $1.64 per unit; issued and outstanding 50,689,190 units at September 30, 2007 (unaudited) and December 31, 2006)	80,458	80,458
Class B units (liquidation preference of $1.64 per unit; issued and outstanding 24,086,021 units at September 30, 2007 (unaudited) and 24,161,385 units at December 31, 2006)	11,478	11,515
Unitholders' (deficit)/equity:
Class C units (liquidation preference of $163.74 per unit; issued and outstanding 99,516 units at September 30, 2007 (unaudited) and December 31, 2006)	—	—
Class D units (issued and outstanding 9,852,073 units at September 30, 2007 (unaudited) and December 31, 2006)	—	—
Class E units (issued and outstanding 17,433,500 and 16,947,500 units at September 30, 2007 (unaudited) and December 31, 2006)	—	—
Class F units (liquidation preference of $1.00 per unit; issued and outstanding 3,000,000 units at September 30, 2007 (unaudited) and December 31, 2006)	1,710	1,710
Class G units (issued and outstanding 9,335,418 and 9,855,000 units at September 30, 2007 (unaudited) and December 31, 2006)	—	—
Additional paid-in capital	9,238	2,343
Accumulated other comprehensive income/(loss)	649	(248)
(Accumulated deficit)	(24,182)	(1,760)

Total unitholders' (deficit)/ equity	(12,585)	2,045

Total liabilities and unitholders' (deficit)/ equity	$299,689	$268,031

See accompanying notes to condensed consolidated financial statements

DUFF & PHELPS ACQUISITIONS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit and per unit amounts)

	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$83,887	$67,880	$248,450	$170,556
Reimbursable expenses	3,695	2,655	9,753	9,229

Total revenues	87,582	70,535	258,203	179,785

Direct client service costs
Compensation and benefits (including $1,030 and $2,742 of equity-based compensation for the three months ended September 30, 2007 and 2006, respectively, and $23,071 and $5,632 for the nine months ended September 30, 2007 and 2006, respectively)	46,303	37,566	156,353	101,662
Other direct client service costs	1,194	133	2,007	474
Acquisition retention expenses	696	1,114	2,026	5,292
Reimbursable expenses	3,740	2,563	9,825	8,903

Total direct client service costs	51,933	41,376	170,211	116,331

Operating expenses:
Selling, general and administrative (including $406 and $914 of equity-based compensation for the three months ended September 30, 2007 and 2006, respectively, and $8,204 and $2,212 for the nine months ended September 30, 2007 and 2006, respectively)	20,720	17,695	69,882	48,000
Depreciation and amortization	2,284	1,842	6,683	5,891

Total operating expenses	23,004	19,537	76,565	53,891

Operating income	12,645	9,622	11,427	9,563

Other expense/(income):
Interest income	(458)	(164)	(1,287)	(291)
Interest expense	1,871	1,524	5,442	4,093
Other expense/(income)	408	379	215	(407)

Total other expenses, net	1,821	1,739	4,370	3,395

Income before income tax expense	10,824	7,883	7,057	6,168
Provision for income taxes	88	514	1,034	488

Net income	$10,736	$7,369	$6,023	$5,680

See accompanying notes to condensed consolidated financial statements

DUFF & PHELPS ACQUISITIONS, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006
	(unaudited)	(unaudited)
Net income	$6,023	$5,680
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,496	2,493
Amortization of intangibles	3,187	3,398
Amortization of deferred credits	252	61
Amortization of post retirement	68	68
Equity-based compensation	31,275	7,844
Allowance for doubtful accounts	291	136
Amortization of interest rate swap	299	(322)
Deferred income taxes	385	117
Loss on disposal of assets	135	—
Changes in assets and liabilities:
Accounts receivable	(13,766)	(2,793)
Unbilled services	(3,341)	(11,221)
Prepaid expenses	(1,395)	84
Deferred credits	362	72
Other assets	(5,838)	184
Accounts payable	3,284	1,942
Accrued expenses	17,088	(476)
Accrued compensation and benefits	1,967	(921)
Due to / (from) affiliates	(20,063)	—
Deferred revenues	(164)	(2,170)

Net cash provided by operating activities	23,545	4,176

Purchase of property and equipment	(8,999)	(5,812)
Business acquisitions, net of cash acquired	513	244

Net cash used in investing activities	(8,486)	(5,568)

Proceeds from issuance of equity units	—	200
Repurchase of equity units	(343)	(405)
Proceeds from issuance of debt	—	15,000
Repayments of debt	(595)	(613)
Principal payments under capital lease obligation	(187)	(312)
Distributions to unitholders	(28,374)	—

Net cash (used in)/provided by financing activities	(29,499)	13,870

Effect of exchange rate on cash and cash equivalents	862	185

Net (decrease)/increase in cash and cash equivalents	(13,578)	12,663
Cash and cash equivalents at beginning of period	59,132	12,134

Cash and cash equivalents at end of period	$45,554	$24,797

Cash paid during the period for interest	$4,487	$3,434
Cash paid during the period for income taxes	1,815	20

See accompanying notes to condensed consolidated financial statements

DUFF & PHELPS ACQUISITIONS, LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

(In thousands, except unit and per unit amounts and as otherwise indicated)
(Unaudited)

(1) Basis of Presentation

        In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments of a normal, recurring nature necessary for the fair presentation of the financial position, results of operations and cash flows of Duff & Phelps Acquisitions, LLC and Subsidiaries (D&P Acquisitions or the Company) for the interim periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the prospectus of Duff & Phelps Corporation (D&P Corporation), filed with the Securities and Exchange Commission (SEC), dated as of September 28, 2007. The Company's results for any interim period are not necessarily indicative of results for a full year or any other period.

(2) Description of Business

        D&P Acquisitions is a holding company and the parent of Duff & Phelps, LLC, which is an independent financial advisory firm, offering a range of financial advisory and investment banking services, including valuation advisory services, corporate finance consulting services, dispute and legal management consulting, specialty tax advisory services, merger and acquisition advisory services, transaction opinions and financial restructuring advisory services. Duff & Phelps, LLC serves a full spectrum of multinational clients, including public and private corporations, private equity firms, law firms and public and private middle market companies.

Recapitalization Transactions

        Immediately prior to the closing of the initial public offering (IPO) of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated certain transactions, intended to simplify the capital structure of D&P Acquisitions (Recapitalization Transactions). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. The net effect of the Recapitalization Transactions is to convert the multiple-class structure into a single new class of units called "New Class A Units." The conversion of all of the different classes of units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding Units based upon the liquidation value of D&P Acquisitions, as if it was liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of outstanding Units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' Second Amended and Restated Limited Liability Company Agreement dated October 31, 2006 (2nd LLC Agreement).

        In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140.5 million (the Redemption). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding, of which 12,920,000 shares of D&P Corporation's Class A common stock were held by D&P Corporation and 21,112,535 shares of D&P Corporation's Class B common stock were held by existing unitholders of D&P Acquisitions.

        Subsequent to the closing of the IPO, the results of the Company will be included in the consolidated financial statements of D&P Corporation.

Acquisition of Rash & Associates, L.P.

        On October 31, 2007, a subsidiary of D&P Corporation acquired the equity interests of Rash & Associates, L.P. (Rash), a Texas limited partnership. Rash is a nationwide provider of property tax management services, which complements the Company's existing property tax consulting business. The Rash business will operate as part of D&P Acquisitions' Financial Advisory segment. The purchase price is not material to the Company's financial statements.

(3) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying unaudited condensed consolidated financial statements include, but are not limited to, allowances for doubtful accounts, gains and losses on engagements, certain assumptions related to the recoverability of intangible and long-lived assets, reserves for estimated tax liabilities, restructuring costs, and certain estimates and assumptions used in the calculation of the fair value of stock options issued to employees.

(4) Significant Accounting Policies

        For a complete discussion of D&P Acquisitions' accounting policies, refer to the consolidated financial statements and related notes contained in D&P Corporation's prospectus filed with the SEC, dated September 28, 2007.

  (a) Accounting for Equity-Based Compensation

        The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (SFAS 123(R)). Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

  (b) Segment Reporting

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company provides services through two segments: Financial Advisory and Investment Banking. The Financial Advisory

segment provides valuation advisory services, corporate finance consulting services, dispute and legal management consulting and specialty tax advisory services; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and financial restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

(5) Business Combinations

  (a) Chanin Capital Partners LLC

        On October 31, 2006, the Company acquired the limited liability company units of Chanin Capital Partners LLC (Chanin), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services. The acquisition of Chanin further diversifies the Company's revenue base and enables the Company to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties. In addition, the acquisition provides potential cross-selling opportunities and access to new client relationships, particularly in the private equity and hedge fund markets. The purchase consideration consisted of cash consideration of $14,988 (which includes a final net working capital settlement received in 2007), earn-out payments equal to up to $5,000 for each of the three 12-month periods following the acquisition date (based solely on certain revenue performance thresholds), and the issuance of Class F Units of the Company with a stated preference value of $3,000 in the event of a liquidation or sale of the Company and a fair market value of $1,710. In addition, the Company incurred total fees and expenses associated with the acquisition of $1,026. The fair market value of the Class F Units was determined using a contingent claims analysis, which incorporated the business enterprise value as of the valuation date, assumptions such as time to IPO, asset volatility, and risk free rate. The valuation model used translated the Company's securities into a series of call options, such that the value of each security corresponds to the value of certain call option compositions. The Black-Scholes formula was used to calculate the value of these call options. The initial cash consideration was financed through borrowings of $15,000 and cash on hand.

        Concurrent with the acquisition, the Company issued 9,855,000 Class G Units to 18 employees of Chanin. This grant of equity has been accounted for as equity-based compensation as the recipients have a required service commitment and therefore the grant is being expensed over the requisite service period.

        The acquisition was recorded using the purchase method of accounting and the purchase price was allocated to net assets based on fair values as determined in accordance with SFAS No. 141, Business Combinations (SFAS 141). Excess purchase price of $13,537 was recognized as goodwill as a result of the acquisition.

        The purchase price, including the net working capital payment, was allocated to net assets acquired based on fair values as follows:

Current assets	$8,085
Property and equipment	339
Other assets	345
Liabilities	(8,426)
Goodwill	13,537
Customer backlog	1,791
Trade name	1,812
Non-compete agreements	241

Total	$17,724

(6) Related-Party Transactions

        The Company has paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC, which are unitholders of D&P Acquisitions prior to the Recapitalization Transactions. The total of such fees is $213 and $638 for each of the three and nine months ended September 30, 2007 and 2006, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The payment of such fees was discontinued upon the consummation of the IPO of D&P Corporation. In addition, Duff & Phelps, LLC paid $3.3 million and recorded a liability of $16.8 million on behalf of D&P Corporation in connection with the IPO and will be reimbursed using the future proceeds of such offering.

(7) Long-Term Debt

        The Company entered into a seven-year credit facility, which expires October 1, 2012. The facility consists of a $50,000 seven-year term loan, a $15,000 delayed draw term loan, and a $20,000 six-year revolver loan. The Company incurs an annual commitment fee of 1/2 of 1% of the unused portion of the revolver and 1% on the unused portion of the delayed draw term loan. The debt is offset by $1,524 of debt discount, which is being amortized over the life of the debt. In addition, $1,145 of deferred debt issuance costs is included in other assets and is being amortized over the life of the debt.

        In 2006, the above credit facility was amended to allow for an additional $15,000 of term loan borrowings. In addition, $330 of deferred debt issuance costs is included in other assets and is being amortized over the life of the debt. Borrowings bear interest at LIBOR plus 2.75% and are secured by substantially all of the Company's assets. As of September 30, 2007, all amounts were drawn on the delayed draw term loan and no amounts were outstanding on the revolver. Pursuant to the terms of the credit facility, letters of credit in the amount of $3,669 have been issued on the account of the Company as of September 30, 2007, primarily in connection with real estate leases, which amount reduces availability under the revolver.

        The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. The Company was in compliance with the financial and non-financial covenants as of September 30, 2007. On October 4, 2007, the Company entered into an amendment to its credit facility that amended and restated certain financial covenants related to capital expenditures.

        On October 18, 2007, $35,000 of the of the seven-year credit facility was repaid.

        The Company has a $36,600 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94% per annum. The swap agreement terminates September 30, 2010. The Company elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The estimated fair value of the swap as of September 30, 2007 resulted in a liability of $170. The Company recorded a loss of $447 and a loss of $509 for the three months ended September 30, 2007 and 2006, respectively, and a loss of $299 and a gain of $322 for the nine months ended September 30, 2007 and 2006, respectively, for the change in fair value of the interest rate swap.

(8) Income Taxes

        FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, requires that the Company recognize uncertain tax positions in the financial statements based on a more-likely-than-not recognition threshold as of the date of adoption. The Company has adopted, as required, this interpretation on January 1, 2007 and the adoption did not have an impact on the Company's condensed consolidated balance sheet or condensed consolidated statement of operations as the Company does not have any material uncertain tax positions. As such, upon adoption on January 1, 2007 and as of September 30, 2007, an accrual for the potential payment of interest and penalties was deemed not necessary. If deemed necessary, the Company will record accrued interest and penalties as a component of provision for income taxes on the consolidated statement of operations.

        The Company's unrecognized tax benefits, relating to state and foreign jurisdictions, totaled $1,467 and $799 at September 30, 2007 and December 31, 2006, respectively, all of which would have a favorable impact on the Company's effective tax rate if recognized.

        The Company does not expect that changes in the liability for unrecognized tax benefits during the next twelve months will have a significant impact on the Company's financial position or results of operations.

        The Company files income tax returns with federal, state, local and foreign jurisdictions. U.S. federal and state tax returns and foreign tax returns for 2005 and 2006 are currently open for examination.

        Under the Company's 2nd LLC Agreement, quarterly distributions to the members are to be made based on estimates of taxable income and assumptions about marginal tax rates. The tax distribution rate that has initially been set is 45% of cumulative taxable income. The Company is only required to make such distributions if cash is available for such purposes. During the nine months ended September 30, 2007, the Company made aggregate distributions of $28.4 million to its members primarily in connection with 2006 taxable income and estimated taxable income for the 2007 interim period. In fiscal 2006, the Company made aggregate distributions of $0.4 million to its members. Effective October 3, 2007, the 2nd LLC agreement was amended and superseded by the Third Amended and Restated Limited Liability Company Agreement of D&P Acquisitions, dated October 3, 2007 (3rd LLC Agreement), in connection with the Recapitalization Transactions.

(9) Commitments and Contingencies

        The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations, or liquidity.

(10) Post-retirement Health Care Costs

        The Company maintains a retiree health benefit for certain senior managers and their eligible dependents when the individual becomes eligible for these benefits by satisfying age and service requirements. This program contains cost-sharing features such as deductibles and co-insurance. The Company does not prefund this program and has the right to modify or terminate this benefit for the limited group of individuals covered by this program after October 1, 2015; as such, there were no contributions by the Company or participants and there were no plan assets as of September 30, 2007 and December 31, 2006, respectively. In addition, the Company has not and does not expect to make any contributions to the plan during 2007.

        The amortization of prior service cost and actuarial loss for the three and nine months ended September 30, 2007 and 2006, included in the table below, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$13	$14	$39	$42
Interest cost	9	9	27	27
Amortization of prior service cost	12	12	36	36

Net periodic benefit cost	$34	$35	$102	$105

        The Company will record the plan's funded status at December 31, 2007, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2007.

(11) Capital Structure

        Please refer to the description of the Recapitalization Transactions and IPO Transactions as described in note 3, "Recapitalization Transactions", to the Condensed Financial Statements of D&P Corporation, for further information regarding the current capital structure of D&P Corporation and D&P Acquisitions.

        The capital structure discussed below is reflective of the Company's structure as it existed at September 30, 2007, prior to the Recapitalization Transactions.

  (a) General

        On September 30, 2005, the Company issued an aggregate of 50,628,215 Class A Units (the Class A Units), 24,428,571 Class B Units (the Class B Units), 104,432 Class C Units (the Class C Units), 10,338,782 Class D Units (the Class D Units) and 14,500,000 Class E Units (the Class E Units).

        The Company received proceeds of $82,900 relating to the issuance of the Class A Units, for a purchase price per Class A Unit equal to approximately $1.64. Class B Units were issued in exchange for all of the outstanding ownership of Duff & Phelps, LLC. The Company did not realize any proceeds relating to the issuance of the Class C Units, Class D Units or Class E Units, which were issued in consideration for services to be provided by the holders of such Units.

        On October 31, 2006, the Company issued an aggregate of 3,000,000 Class F (the Class F Units) and 9,855,000 Class G Units (the Class G Units and together with the Class A Units, the Class B Units, the Class C Units, the Class D Units, the Class E Units and the Class F Units, the Units) in connection with the Chanin acquisition. The Class F Units have a capped preference value of $1.00 per unit, and are not participating profits units. The Company did not realize any proceeds relating to the issuance of the Class G Units, which were issued in consideration for services to be provided by the holders of such Units.

  (b) Voting

        Holders of the Units (whether vested or unvested) are entitled to one vote for each unit held by such holder. In addition, the Company may not take certain specified actions (or permit any subsidiary to take such actions) without the consent of the holders of a majority of the Class A Units. Such actions include, among others, consummating a transaction that is deemed a change of control of the Company, acquiring an entity or assets for a purchase price in excess of $2,500, selling assets with a fair market value in excess of $1,500 in any twelve month period, incurring indebtedness in excess of $5,000 in the aggregate or authorizing the issuance of any equity securities of the Company. In addition, the Company may not issue any equity securities that are junior to the Class A Units and either senior to or pari passu with the Class B Units without the consent of holders of a majority of the Class B Units, the Company may not issue any equity securities that are junior to the Class A Units and either senior to or pari passuwith the Class C Units without the consent of holders of a majority of the Class C Units and the Company may not issue additional Class F Units or Class G Units without the consent of holders of a majority of the Class F Units.

  (c) Priority on Distributions

        Distributions are made at such times as determined by the management committee of the Company. The Class A Units and Class B Units (to the extent of the Class A Capital and the preferred Class B Capital (each as defined below)) rank pari passu with one another with respect to the return of invested capital and are senior in right to all other classes and series of the Company's equity securities with respect to distribution and redemptions and upon a liquidation or sale of the Company, including the Class B Units to the extent of the common Class B Capital (as defined below), the Class C Units, the Class D Units, the Class E Units, the Class F Units and the Class G Units. The Class A Units, the Class B Units and the Class C Units are entitled to a priority on distributions and redemptions upon a liquidation or sale of the Company, as well as a participating right to share pro rate in all distributions once the aggregate priority has been satisfied. The Class F Units are entitled only to a priority on distributions and redemptions upon a liquidation or sale of the Company. The Class D Units, the Class E Units and the Class G Units are profits interests that are entitled only to share pro rata in all distributions once distributions are equal to the floor price at which such Units were issued. The priority of distributions, including upon liquidation or sale of the Company and as may be adjusted with respect to prior non pro-rata distributions pursuant to the terms of the 2nd LLC Agreement, to holders of the Units at September 30, 2007, including with respect to the Class C Units, Class D Units, Class E Units and Class G Units, to the extent such Units have vested, is described in more detail below:

  •
  First, $94,478 to the holders of Class A Units and Class B Units pro rata based on capital invested (e.g., $83,000 for the Class A Units (the Class A Capital) and $11,460 for the Class B Units (the preferred Class B Capital));

  •
  Second, $44,207 to the holders of Class B Units and the Class C Units pro rata based on capital invested (e.g., $27,940 for the Class B Units (the common Class B Capital and, together with preferred Class B Capital, the Class B Capital)) and $16,295 for the Class C Units (the Class C Capital);

  •
  Third, to the holders of Class A Units, Class B Units, Class C Units, Class D Units and Class E Units (that were issued based on a $140,000 floor price, as defined in the LLC agreement of the Company) pro rata based on the aggregate number of Units held by each holder, until the cumulative aggregate distributions equal $175,000;

  •
  Fourth, $3,000 to the holders of the Class F Units;

  •
  Fifth, to the holders of Class A Units, Class B Units, Class C Units, Class D Units, Class E Units (that were issued based on a $140,000 and $175,000 floor price, as defined in the LLC agreement of the Company) and Class G Units, pro rata based on the aggregate number of units held by each holder, until the cumulative aggregate distributions equal $227,000;

  •
  Sixth, to the holders of Class A Units, Class B Units, Class C Units, Class D Units, Class E Units (that were issued based on a $140,000, $175,000 and $227,000 floor price, as defined in the LLC agreement of the Company) and Class G Units, pro rata based on the aggregate number of units held by each holder, until the cumulative aggregate distributions equal $411,000;

  •
  Seventh, the remaining distribution proceeds shall be distributed to the holders of Units (excluding class F Units) pro rata based on the aggregate number of units held by each holder.

        Holders of unvested Class C Units, Class D Units, Class E Units and Class G Units are not entitled to any distributions described above, other than with respect to tax distributions (as further described below) until such Units are vested. However, pursuant to the limited liability company agreement of the Company, the Company maintains a "catch-up" account with respect to such unvested Class C Units, Class D Units, Class E Units and Class G Units, pursuant to which it deposits all distributions that would otherwise be payable to holders of such unvested Units if such Units were vested at the time of such distributions. Upon the vesting of such Units, the Company will distribute the portion of the proceeds in the catch-up account that are allocated with respect to each unvested Class C Unit, Class D Unit, Class E Unit and Class G to the holder thereof or, if such Units are either forfeited or repurchased by the Company prior to vesting, to all holders of Units in accordance with the distribution priority described above.

  (d) Tax Distributions

        The Company distributes to each holder of the Units on a periodic basis (to the extent it has cash available for distribution and is not otherwise prohibited from doing so) tax distributions in an amount equal to the excess of (i) the product of (a) the cumulative taxable income allocated by the Company to such holder in excess of the cumulative taxable loss allocated by the Company to such holder and (b) an assumed tax rate, over (ii) all prior tax distributions made by the Company to such holder.

  (e) Redemption Provisions

        At any time following September 30, 2011, the majority of certain groups that hold the Class A Units may request that the Company redeem all or a specified portion of such holders' Class A Units at a redemption price per Class A Unit that is equal to the greater of the unreturned Class A Capital with respect to such Class A Unit or the amount that a Class A Unit would be entitled to receive under the heading "Priority on Distributions" above in the event of a hypothetical sale of the Company.

        In the event that certain holders of Class A Units request that the Company redeem all or a specified percentage of such holders' Class A Units, certain holders of Class B Units may request that the Company redeem a specified percentage of such holders' Class B Units. The Company does not believe that such redemption is probable as of September 30, 2007.

  (f) Class A and B Units

        There were no issuances or redemptions of Class A during the nine months ended September 30, 2007, and there were $37 of redemptions of Class B Units during the nine months ended September 30, 2007.

(12) Equity-Based Compensation

        The Company has four classes of equity Units (Class C, Class D, Class E, and Class G Units) that have been issued as long-term incentive compensation to management and independent members of the board of directors. All classes are subject to the participation preferences and other rights of the Class A and B Unit capital as further described in Note 11.

        In conjunction with the acquisition of Corporate Value Consulting (CVC) from The McGraw-Hill Companies, Inc. (McGraw-Hill) on September 30, 2005, the Company issued 104,432 Class C Units, 10,338,782 Class D Units and 14,500,000 Class E Units. In conjunction with the acquisition of Chanin on October 31, 2006, the Company issued 9,855,000 Class G Units. The Class C and D Units have certain five-year vesting provisions, as more precisely defined in the individual grant agreements. However, both classes have accelerated vesting in the case of a sale of the Company or a qualified liquidity event.

        In the case of an IPO, 25% of the Units vest for each full year of continuous service from the date of issuance and 25% vest on each anniversary date after the event assuming that the holder remains employed by the Company. For the purposes of calculating periodic equity-based compensation expense, a five-year requisite service period has been assumed and expense is recognized using the straight-line allocation method. In the case of retirement, the Units continue to vest so long as the individual does not compete with the Company. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

        Generally, twenty percent of the Class E Units vest on each anniversary of the date of issuance, so long as the holder remains employed by the Company. A select group of senior executives hold Class E Units whereby 50% of the Units time vest and 50% of the Units contain certain performance conditions for fiscal years ending 2006, 2007, and 2008. The performance conditions for fiscal year 2006 have been met. At each future reporting period, the Company will assess the probability of the likelihood that the remaining Units will become eligible to vest. In addition, all of the time-vesting Class E Units will vest immediately upon the occurrence of a sale of the Company or a qualified liquidity event prior to the fifth anniversary of the date of issuance, so long as the holder remains employed with the Company, or, if the holder has retired, so long as the holder has not competed with the Company prior to such date. Upon a termination of such holder's employment other than for cause, unvested Class E Units will be forfeited for no consideration and vested Class E Units may be repurchased for a repurchase price equal to the fair market value of such Class E Units at the option of the Company. Upon a termination of such holder's employment for cause or if the holder resigns without good reason and then competes with the Company, all vested and unvested Class E Units will be forfeited without any consideration. For the purposes of calculating periodic equity-based compensation expense, a five-year service period has been assumed and graded vesting is used to allocate compensation expense. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

        The Class G Units have certain five-year vesting provisions, as more precisely defined in the individual grant agreements. The Class G Units have accelerated vesting in the case of a sale of the Company or a qualified liquidity event. In the case of an IPO, generally 20% of the Units vest for each full year of continuous service from the date of issuance and 20% vest on each anniversary date after the event assuming that the holder remains employed by the Company. For the purpose of calculating periodic equity-based compensation expense, a five-year requisite service period has been assumed and expense is recognized using the straight-line allocation method. In the case of retirement, the Units continue to vest so long as the individual does not compete with the Company. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

        There is no maximum contractual life of the Class C, D, E or G Units.

        As discussed above, the Class C, D, E, and G Units issued to personnel as long-term incentive compensation are not options, but rather fully participating Units in the limited liability company.

        Information with respect to the nine months ended September 30, 2007 equity-based compensation is detailed in the following tables below:

Class C Units	Number of Awards	Weighted- Average Fair Value
As of January 1, 2007	99,516	$143.91
Granted	—	—
Forfeited	—	—

Unvested as of September 30, 2007	99,516	$166.74

Awards vested during 2007	—	$—
Class D Units	Number of Awards	Weighted- Average Fair Value
As of January 1, 2007	9,852,073	$1.38
Granted	—	—
Forfeited	—	—

Unvested as of September 30, 2007	9,852,073	$3.06

Awards vested during 2007	—	$—
Class E Units	Number of Awards	Weighted- Average Fair Value
As of January 1, 2007	14,503,834	$1.38
Granted	1,272,000	1.87
Repurchased	(22,000)	2.46
Forfeited	(764,000)	1.53

Vested	(2,346,500)	3.05

Unvested as of September 30, 2007	12,643,334	$3.06

        The total fair value of Class E Units vested during the first nine months of 2007 was $7,146.

Class G Units	Number of Awards	Weighted- Average Fair Value
As of January 1, 2007	9,855,000	$0.75
Granted	—	—
Forfeited	(519,582)	0.75
Vested	(153,751)	0.75

Unvested as of September 30, 2007	9,181,667	$2.72

        The total fair value of Class G Units vested during the first nine months of 2007 was $115.

        The Company accounts for equity-based compensation in accordance with the fair value provisions of SFAS 123(R). Principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the Company's various classes of equity Units are modeled as call options with distinct claims on the assets of the Company. The characteristics of the equity unit classes, as determined in the Company's unit grant and limited liability corporation agreements, determine the uniqueness of each unit's claim on the Company's assets relative to each other and the other components of the Company's capital structure. Periodic valuations were performed during 2006, as of March 31, 2007, as of June 30, 2007 and as of September 30, 2007 in order to properly recognize equity-based compensation.

        During 2006, the Company's periodic business enterprise valuations increased as a result of the following significant factors:

  •
  the Company's positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, its revenues before reimbursable expenses for the years ended December 31, 2005 and December 31, 2006 increased from $73.9 million to $246.7 million, respectively. In addition, over the course of the period, the Company conducted periodic re-forecasts of its full-year results for 2006, which typically resulted in revised forecasts that were higher relative to the initial budget for the year;

  •
  meaningful progress with respect to development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between the Company and McGraw-Hill subsequent to the CVC acquisition;

  •
  entry into new service offerings and geographies, including the acquisition of Chanin (enabling the Company to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process), further diversifying the Company's business and geographic mix and enhancing the Company's prospects for future growth;

  •
  increases in multiples of earnings of several of the Company's comparable publicly traded peers; and

  •
  greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company's equity securities.

        During the nine months ended September 30, 2007, the Company's periodic business enterprise valuations increased as a result of the following significant factors:

  •
  the Company's positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, its revenues before reimbursable expenses for the 12-month periods ended December 31, 2006 and September 30, 2007 increased from $246.7 million to $324.4 million, respectively. In addition, over the course of the period, the Company conducted a re-forecast of its full-year results for 2007, which resulted in a revised forecast that was higher relative to the initial budget for the year;

  •
  completion of the development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between the Company and McGraw-Hill subsequent to the CVC acquisition. The Company believes that the creation of the Company's stand-alone infrastructure has and will continue to result in cost-savings and increased flexibility relative to being a party to the transitional services agreement;

  •
  continued expansion of service offerings and geographies, including the opening or ramp-up of new offices in Munich, Paris and Zurich, further diversifying the Company's business and geographic mix and enhancing the Company's prospects for future growth;

  •
  greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company's equity securities.

        The equity unit valuations included the following key assumptions in the determination of fair values as of September 30, 2007 and 2006, respectively:

	September 30, 2007	September 30, 2006
Implied asset volatility	22.0%	45.0%
Expected dividends	None	None
Risk-free rate	5.20%	4.95%
Expected term of the units	0.008 years	1.0 year

        The Class C, D, and E Units contain certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios. These provisions were invoked during several repurchase instances during 2006 and the Company established a policy to repurchase Units upon these occurrences. As a result, during 2006 and thereafter, the expense recognition for the C, D, and E Units is under variable accounting until the award is settled, as per SFAS 123(R). Settlement occurs at the time of exercise, forfeiture, repurchase, or at the point in time where the unitholder has borne sufficient risks and rewards of equity ownership, assumed as six-months and one-day post-vesting. The fair values of these Units are re-valued at each reporting period and any change in value is recognized in current period expense, until settled. As such, the expense will no longer reside within additional paid-in capital unless it meets certain conditions, but within the current and long-term liabilities on the balance sheet. Upon settlement, the award will be re-classified from a liability award to an equity award.

        For the three months ended September 30, 2007, the value used to determine the Company's liability was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of old units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.

        In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization. The total equity-based compensation expense recognized for the three and nine months ended September 30, 2007 and 2006 were $1,436 and $31,275, respectively and $3,656 and $7,844, respectively. Because the Company is a limited liability company, no tax benefit has been recognized. As of September 30, 2007, the total unamortized compensation cost related to non-vested awards was $46,122. The weighted-average period over which this is expected to be recognized is 2.44 years.

        Immediately prior to the closing of the IPO of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated the Recapitalization Transactions, intended to simplify the capital structure of D&P Acquisitions. Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of the seven different classes of membership interests (Classes A through G), as described in Note 11. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called "New Class A Units." The conversion of all of the different classes of Units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding Units based upon the liquidation value of D&P Acquisitions, as if it was liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of outstanding Units was determined pursuant to the distribution provisions set forth in the 2nd LLC Agreement. As a result of the Recapitalization Transactions, the unit awards described above will be reclassified as equity awards as of October 3, 2007.

        A portion of the 2007 performance bonus payments to executives, which if earned, will be paid in the form of D&P Corporation restricted stock pursuant to the executive's employment agreements and the 2007 Stock Incentive Plan and the related expense will be amortized over the remaining service period of 42 months.

(13) Segment Information

        Segments are defined by SFAS 131 as components of a company in which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company provides services through two segments: Financial Advisory and Investment Banking.

        The Company does not maintain separate balance sheet information by segment.

        Revenues including reimbursables attributable to international activities were $5,800 and $2,830 for the three months ended September 30, 2007 and 2006, respectively, and $15,325 and $7,859 for the nine months ended September 30, 2007 and 2006, respectively. There were no inter-segment revenues during the three and nine months ended September 30, 2007 or September 30, 2006. There were no material changes in the long-lived assets attributable to international operations subsequent to December 31, 2006.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Financial Advisory:
Revenues	$63,362	46,350	$187,795	131,429
Segment operating income	9,970	5,816	30,508	14,802
Segment operating income margin	15.7%	12.5%	16.2%	11.3%
Investment Banking:
Revenues	20,525	21,530	60,655	39,127
Segment operating income	7,137	10,327	20,975	13,460
Segment operating income margin	34.8%	48.0%	34.6%	34.4%
Total Company:
Revenues	83,887	67,880	248,450	170,556
Reimbursable expenses	3,695	2,655	9,753	9,229

Total revenues and reimbursable expenses	$87,582	70,535	$258,203	179,785

Statement of operations reconciliation:
Total segment operating income	$17,107	16,143	$51,483	28,262
Charges not allocated at the segment level:
Net client reimbursable expenses	45	(92)	72	(327)
Equity-based compensation	1,437	3,657	31,275	7,844
Depreciation and amortization	2,284	1,842	6,683	5,891
Acquisition retention expenses	696	1,114	2,026	5,292

Operating income	12,645	9,622	11,427	9,562
Interest expense, net	1,413	1,360	4,155	3,801
Other expense/(income)	408	379	215	(407)

Net income before provision for income taxes	10,824	7,883	7,057	6,168
Provision for income taxes	88	514	1,034	488

Net income	$10,736	7,369	$6,023	5,680

Item 1a.

DUFF & PHELPS CORPORATION UNAUDITED CONDENSED CONSOLIDATED PRO FORMA
FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

        The unaudited condensed consolidated pro forma statements of operations for the nine months ended September 30, 2007 present D&P Corporation's consolidated results of operations giving pro forma effect to the IPO Transactions and the use of the estimated net proceeds as if such transactions occurred on January 1, 2007. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions and the IPO on the historical financial information of D&P Acquisitions.

        The unaudited condensed consolidated pro forma financial information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and D&P Corporation's and D&P Acquisitions' financial statements and related notes included elsewhere in this Form 10-Q. The unaudited condensed consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of D&P Corporation that would have occurred had D&P Corporation operated as a public company during the periods presented. The unaudited condensed consolidated pro forma financial information also does not project the results of operations or financial position for any future period or date.

        The pro forma adjustments principally give effect to the following items:

  •
  the IPO Transactions and the use of the estimated net proceeds as described in D&P Corporation's financial statements and related notes included elsewhere in this Form 10-Q;

  •
  in the case of the unaudited condensed consolidated pro forma statements of operations, a provision for corporate income taxes at an effective rate of 40.6%, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction; and

  •
  the estimated impact of the tax receivable agreement associated with the Redemption.

DUFF & PHELPS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Nine Months Ended September 30, 2007
	D&P Acquisitions Actual	D&P Corporation Actual	Adjustments for the IPO Transaction		D&P Corporation Pro Forma
Revenues:
Financial Advisory	$187,795	$—	$—		$187,795
Investment Banking	60,655	—	—		60,655
Reimbursable expenses	9,753	—	—		9,753

Total revenues	258,203	—	—		258,203

Direct client service costs:
Compensation and benefits	156,353	—	—		156,353
Other direct client service costs	2,007	—	—		2,007
Acquisition retention expenses	2,026	—	—		2,026
Reimbursable expenses	9,825	—	—		9,825

Total direct client service costs	170,211	—	—		170,211
Operating expenses:
Selling, general and administrative	69,882	—	—		69,882
Depreciation and amortization	6,683	—	—		6,683

Total operating expenses	76,565	—	—		76,565

Operating income	11,427	—	—		11,427

Other (income)/expense:
Interest income	(1,287)	—	(456	)(1)	(1,743	)(1)
Interest expense	5,442	—	(1,417	)(2)	4,025	(2)
Other (income)/expense	215	—	—		215

Total other expenses, net	4,370	—	(1,873)		2,497

Income before non-controlling interest and taxes	7,057	—	1,873		8,930
Non-controlling interest	—	—	5,540	(3)	5,540	(3)

Income before taxes	7,057	—	(3,667)		3,390
Provision for income taxes	1,034	—	342	(4)	1,376	(4)

Net income	$6,023	$—	$(4,009	)(5)	$2,014	(5)

Weighted average shares of
Class A common stock Outstanding:
Basic	—	3	12,919,997		12,920,000	(5)
Diluted	—	3	12,919,997		12,920,000
Net income available to
holders of shares of Class A common stock per share:
Basic	—	—	$0.16		$0.16
Diluted	—	—	$0.16		$0.16

(1)
Reflects an increase in interest income as a result of additional cash on hand following the IPO, as if it occurred as of January 1, 2007.

(2)
Reflects reduction in interest expense as a result of the $35,000 repayment of debt following the IPO, as if it occurred as of January 1, 2007.

  continued

(3)
D&P Corporation became the sole managing member of D&P Acquisitions on October 3, 2007. Accordingly, although D&P Corporation will have a minority economic interest in D&P Acquisitions, it will have a majority voting interest and control the management of D&P Acquisitions. As a result, subsequent to the IPO Transactions, D&P Corporation will consolidate D&P Acquisitions and record a non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders.

(4)
Following the IPO Transactions, D&P Corporation is subject to U.S. federal income taxes, in addition to state, local and international taxes, with respect to its allocable share of any net taxable income of D&P Acquisitions, which results in higher income taxes and an increase in income taxes paid. As a result, this reflects an adjustment to the provision for corporate income taxes to reflect an effective rate of 40.6%, which includes provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.

(5)
Net income available to holders of Class A common stock per share represents net income adjusted for any preferred dividends. The impact of D&P Acquisitions New Class A Units are not reflected as their inclusion would be antidilutive.

DUFF & PHELPS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED PRO FORMA BALANCE SHEETS
(In thousands, except share and per share data)

	As of September 30, 2007
	D&P Acquisitions Actual	D&P Corporation Actual	Adjustments for the IPO Transactions		D&P Corporation Pro Forma(1)
Assets
Current assets:
Cash and cash equivalents	$45,554	$—	$11,401		$56,955
Stock subscription receivable	—	187,036	(187,036)		—
Accounts receivable, net	59,950	—	—		59,950
Unbilled services	17,540	—	—		17,540
Prepaid expenses	3,546	—	—		3,546
Deferred issuance costs	—	20,063	(20,063)		—
Due from affiliates	20,063	—	(20,063)		—
Other current assets	3,924	—	87		4,011

Total current assets	150,577	207,099	(215,674)		142,002
Property and equipment, net	21,314	—	—		21,314
Goodwill	97,800	—	—		97,800
Intangible assets, net	23,935	—	—		23,935
Other assets	6,063	—	—		6,063
Deferred tax asset	—	—	88,556	(2)	88,556

Total assets	$299,689	$207,099	$(127,118)		$379,670

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,407	$—	$—		$6,407
Accrued expenses	23,550	—	(16,820)		6,730
Accrued compensation and benefits	54,662	—	—		54,662
Deferred revenues	4,596	—	—		4,596
Equity-based compensation liability, current	6,418	—	(6,418	)(3)	—
Current portion of long-term debt	794	—	—		794
Due to affiliates	—	20,063	(20,063)		—
Current portion of due to existing unitholders	—	—	5,209	(2)	5,209

Total current liabilities	96,427	20,063	(38,092)		78,398
Long-term debt, less current portion	77,108	—	(35,000	)(4)	42,108
Equity-based compensation liability, long term	32,464	—	(32,464	)(3)	—
Other long-term liabilities	14,339	—	—		14,339
Due to existing unitholders	—	—	70,063	(2)	70,063
Non-controlling interest	—	—	—	(5)	—
Redeemable units	91,936	—	(91,936	)(3)	—
Unitholders' deficit	(12,585)	—	12,585	(3)	—
Class A common stock, par value $0.01 per share, 100,000,000 shares authorized; 12,920,000 shares issued and outstanding on a pro forma basis	—	—	129	(6)	129
Class B common stock, par value $0.0001 per share, 50,000,000 shares authorized; 21,112,235 shares issued and outstanding on a pro forma basis	—		2	(6)	2
Additional paid-in capital	—	187,036	(12,405	)(6)	174,631
Retained earnings	—	—	—		—

Total stockholders' equity	—	187,036	(12,274)		174,762

Total liabilities and stockholders' equity	$299,689	$207,099	$(127,118)		$379,670

(1)
Represents the pro forma adjustments for the D&P Corporation balance sheet, giving effect to the IPO Transactions.

  continued

(2)
Reflects adjustments to give effect to the tax receivable agreement as a result of the Redemption based on the following assumptions:

•
D&P Corporation will record an increase in deferred tax assets for estimated income tax effects of the increase in the tax basis of the purchased interests, based on an effective income tax rate of 40.6% (which includes a provision for U.S. federal, state, local and/or foreign income taxes);

•
D&P Corporation will record 85% of the estimated realizable tax benefit as an increase to the liability due to existing unitholders under the tax receivable agreement and the remaining 15% of the estimated realizable tax benefit as an increase to total stockholders' equity;

•
payments under the tax receivable agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement, which are reflected in the calculation of the deferred tax assets; and

•
assumes that there are no material changes in the relevant tax law and that D&P Corporation earns sufficient taxable income in each year to realize the full tax benefit of the amortization of its assets.

(3)
Represents (i) reduction in equity-based compensation as a result of the IPO Transactions which converted all liability based awards to equity treatment, (ii) interim liability created as a result of the obligation of D&P Acquisitions to redeem such Units pursuant to the Redemption and (iii) elimination of redeemable Units of D&P Acquisitions in connection with the Recapitalization Transactions as a result of the termination of the repurchase obligation feature associated with such Units.

(4)
Represents the repayment of $35.0 million of outstanding borrowings under the Company's credit agreement.

(5)
D&P Corporation became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries and affiliates, operate the Duff & Phelps business. Accordingly, although D&P Corporation will have a minority economic interest in D&P Acquisitions, D&P Corporation will have a majority voting interest and control the management of D&P Acquisitions. As a result, D&P Corporation will consolidate the financial results of D&P Acquisitions and will record non-controlling interest on its balance sheet for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.

(6)
Represents an adjustment to stockholders' equity reflecting (i) par value for Class A common stock and Class B common stock to be outstanding following the IPO, (ii) an increase of $196.4 million of additional paid-in capital as a result of estimated net proceeds from the IPO and the Shinsei Investment, (iii) an increase of $13.3 million as a result of the difference between the deferred tax asset and amounts due to unitholders resulting from the Redemption and tax receivable agreement, as further described in footnote 4 above and (iv) a decrease of $35.1 million upon consolidation of D&P Acquisitions, after giving effect to the net proceeds from the IPO Transactions, the movement of the D&P Acquisitions' liability awards to New Class A Units in equity and the elimination of unitholders' equity of D&P Acquisitions upon consolidation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This discussion may contain forward-looking statements that reflect Duff & Phelps Corporation's (D&P Corporation) current views with respect to, among other things, future events and financial performance. D&P Corporation generally identifies forward looking statements by terminology such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "could," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q. D&P Corporation does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

        The historical consolidated financial data discussed below reflect the historical results of operations of Duff & Phelps Acquisitions, LLC and Subsidiaries (D&P Acquisitions or the Company) as D&P Corporation has not had any historical operations. These historical consolidated financial results do not give effect to the IPO or the Shinsei Investment or the Recapitalization. See D&P Corporation Notes to Condensed Financial Statements included elsewhere in this Form 10-Q.

        In this discussion, unless the context otherwise requires, the terms "Duff & Phelps," "the Company," "we," "us" and "our" refer to D&P Corporation and its subsidiaries giving effect to the consolidation of D&P Acquisitions into D&P Corporation.

Overview

        D&P Acquisitions is a leading provider of independent financial advisory and investment banking services. Our mission is to help our clients protect, maximize and recover value. The foundation of our services is our ability to provide independent advice on issues involving highly technical and complex assessments of value, which typically support client needs in financial and tax valuation (especially in the context of business combinations and other corporate transactions), M&A, restructuring and litigation and disputes.

        We provide services through two segments: Financial Advisory and Investment Banking. The Financial Advisory segment provides valuation advisory services, corporate finance consulting services, specialty tax and dispute and legal management consulting services. The revenue model associated with this segment is generally based on time-and-materials or fixed-fees based on estimates of such work. For the nine months ended September 30, 2007, our Financial Advisory segment generated $187.8 million of revenue, or 76% of our revenue. The Investment Banking segment provides M&A advisory services, transaction opinions and restructuring advisory services. The revenue model associated with this segment is generally based on fixed retainers, fixed-fees and contingent fees upon the successful completion of a transaction. For the nine months ended September 30, 2007, our Investment Banking segment generated $60.7 million of revenue, or 24% of our revenue.

        Year-to-date September 2007 revenue is $248.5 million, 45.7% or $77.9 million higher than the prior year-to-date September total of $170.6 million. Our number of client service professionals has grown to 763 at September 30, 2007 from 636 at September 30, 2006.

Significant Transactions

Incorporation of D&P Corporation

        D&P Corporation, a Delaware corporation, was incorporated on April 23, 2007 as a holding company for the purposes of facilitating an initial public offering of common equity. D&P Corporation has not engaged in any business or other activities except in connection with its formation as a result of the IPO and Recapitalization Transactions described further below. As of October 3, 2007, D&P Corporation is the sole managing member of and has a controlling interest in D&P Acquisitions. D&P Corporation's only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P Corporation will operate and control all of the business and affairs of D&P Acquisitions and will consolidate the financial results of D&P Acquisitions into the D&P Corporation's consolidated financial statements effective as of October 3, 2007. D&P Acquisitions is the parent of Duff & Phelps, LLC, an independent financial advisory firm, offering a range of financial advisory and investment banking services, including valuation advisory services, corporate finance consulting services, dispute and legal management consulting, specialty tax advisory services, merger and acquisition advisory services, transaction opinions and financial restructuring advisory services. Duff & Phelps, LLC serves a full spectrum of multinational clients, including public and private corporations, private equity firms, law firms and public and private middle market companies.

Recapitalization Transactions

        Immediately prior to the closing of the IPO of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated the Recapitalization Transactions, intended to simplify the capital structure of D&P Acquisitions. Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called "New Class A Units." The conversion of all of the different classes of Units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding Units based upon the liquidation value of D&P Acquisitions, as if it was liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of outstanding Units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' 2nd LLC Agreement.

        In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140.5 million (the Redemption). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding, of which 12,920,000 shares of D&P Corporation's Class A common stock were held by D&P Corporation and 21,112,535 shares of D&P Corporation's Class B common stock were held by existing unitholders of D&P Acquisitions.

Shinsei Investment and Initial Public Offering

        On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited (Shinsei), a Japanese corporation, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54.2 million, or at a purchase price equal to $16.07 per share (Shinsei Investment). The shares were held in escrow until the closing of the IPO on October 3, 2007 at which time they were issued. Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009. Shinsei may sell up to 50% of its Class A common stock on or after September 5, 2008, 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009. In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009. In connection with this investment, D&P Corporation granted Shinsei registration rights.

        On September 27, 2007, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007. Pursuant to the IPO, D&P Corporation offered 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters' over-allotment option which was exercised on October 2, 2007).

        The IPO, together with the Shinsei Investment, resulted in the issuance by D&P Corporation of 12,920,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters' over-allotment option which was exercised on October 2, 2007), and net proceeds to D&P Corporation of approximately $186.9 million (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment). Upon consummation of the IPO and the Shinsei Investment, D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed proceeds from the IPO and the Shinsei Investment to redeem approximately $140.5 million of New Class A Units held by existing unitholders of D&P Acquisitions, with the remainder of $46.4 million used to repay borrowings, and for general corporate purposes.

        In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders' entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such vesting unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of D&P Corporation's Class A common stock on a one-for-one basis.

        The following table summaries the transactions that occurred in conjunction with the IPO:

Stock subscription: 8,300,000 shares @ $16.00	$132,800
Stock subscription: 3,375,000 shares @ $16.07	54,236

Stock subscription receivable	187,036
Over-allotment: 1,245,000 shares @ $16.00	19,920
Estimated IPO related expenses	(20,062)

Net Proceeds	$186,894

Tax Receivable Agreement; Tax Distributions

        As a result of D&P Corporation's acquisition of New Class A Units of D&P Acquisitions as described above, D&P Corporation expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to D&P Corporation and will be taken into account in reporting D&P Corporation's taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of D&P Corporation's acquisition of D&P Acquisitions Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units D&P Corporation has and will acquire (pursuant to the

Exchange Agreement described above) will be adjusted based upon the amount that D&P Corporation has paid for that portion of its D&P Acquisitions' Units. D&P Corporation has entered into an agreement with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that will provide for the payment by D&P Corporation to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that D&P Corporation realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of this offering) that D&P Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

        As a member of D&P Acquisitions, D&P Corporation will incur U.S. federal, state and local income taxes on its allocable share of any net taxable income of D&P Acquisitions. As authorized by the 3rd LLC Agreement, pursuant to which D&P Acquisitions will be governed, D&P Corporation intends to cause D&P Acquisitions to continue to distribute cash, generally, on a pro rata basis, to its members at least to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.

Revenues

        We generate revenues from financial advisory and investment banking services. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. We recognize revenues when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectibility is reasonably assured.

        Revenues from time-and-materials engagements are recognized as the hours are incurred by our client service professionals. With respect to fixed-fee engagements, revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and the level of client participation. Periodic engagement reviews require us to make judgments and estimates regarding the overall profitability and stage of project completion, which, in turn, affect how we recognize revenue.

        We have engagements for which the revenues are contingent on successful completion of the project, which would include, for example, "success fees" associated with our M&A advisory and restructuring businesses. Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured. Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered.

        We have engagements to perform restructuring advisory services for which we are entitled to and record a monthly fee when services are rendered and collectibility is reasonably assured. Revenues from restructuring advisory engagements that are performed with respect to cases in bankruptcy court are typically recognized one-two months in arrears from the month in which the services were performed unless there are objections and/or holdbacks mandated by court instructions.

        Revenue trends in our Financial Advisory and Investment Banking segments generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. In addition, because many businesses do not routinely engage in M&A and restructuring activity, our fee paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. Further, we have lines of business that are not correlated to the volume of M&A activity and restructurings, but rather to bankruptcy filings, litigation or regulatory trends.

        We operate in a highly competitive environment where there are limited long-term contracted sources of revenue and each revenue-generating engagement is separately awarded and negotiated. While we have achieved long and stable client relationships by providing outstanding service, attracting leaders in each industry and integrating ourselves with our clients' existing audit and other service providers, our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually. We gain new clients through our business development initiatives, through recruiting additional senior client service professionals who bring with them client relationships and through referrals from executives, directors, attorneys, accountants, private equity and hedge fund professionals and other parties with whom we have relationships. We may also lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other firms and other causes. The financial advisory and investment banking industries are highly competitive and we may not be able to compete effectively. Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue and clients can terminate engagements with us at any time.

Reimbursable Expenses

        Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and third-party costs are included as a component of total revenues. Expense reimbursements that are billable to clients are included in total revenues, and typically an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time-and-materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectibility is reasonably assured. We manage our business on the basis of revenue before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients.

Direct Client Service Costs

Compensation and Benefits

        Our most significant expenses are costs classified as direct client service costs. These direct client service costs include salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for client service professionals. During 2007, we have accrued performance bonuses based on actual performance and client service gross margin targets in each period for our Financial Advisory and Investment Banking segments. During 2006, we accrued performance bonuses based on forecasts for the full year, as may be adjusted from time to time, without giving effect to actual performance in the current reported period. As such, derivation of compensation and benefits may not be comparable between years.

Other Direct Client Service Costs

        In certain cases we incur fees paid to independent contractors that we retain to supplement full-time personnel, typically on an as-needed basis for specific client engagements.

Acquisition Retention Expenses

        We also incur compensation expense in connection with deferred payments that we agreed to make to certain former employees of Corporate Value Consulting (CVC) in connection with the CVC acquisition in September 2005. The offers of employment to these employees included retention payments of $9.8 million paid in November 2005 and $11.4 million payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by us as of the anniversary date. Retention payments to certain individuals may be accelerated if such individuals are terminated without cause. For the nine months ended September 30, 2007 and 2006, we paid a total of $3.3 million and $4.1 million, respectively, to such employees. We recognize the expenses associated with these payments on a graded-tranche basis, whereby the first anniversary payment is recognized over the first 12 months since the CVC acquisition, the second anniversary payment is recognized over the first 24 months since the CVC acquisition, and the third anniversary payment is recognized over the 36 month period since the CVC acquisition, adjusted for any terminations that may result in an accelerated payment. There will be no further expense associated with these deferred payments for existing acquisitions after 2008.

Operating Expenses

        Our operating expenses include selling, general and administrative expenses, which consist of salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for our corporate and administrative personnel, costs for occupancy, technology and communications, marketing and business development, recruiting, training, professional fees, depreciation and amortization and other operating expenses.

Equity-Based Compensation

        Direct client service costs and selling, general and administrative expenses include equity-based compensation with respect to grants of Units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions. We have accounted for equity-based compensation in accordance with the fair value provisions of SFAS No. 123 (Revised), Share-Based Payment (SFAS 123(R)) for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, periodic business enterprise valuations of D&P Acquisitions were performed. The business enterprise valuations were determined by various methodologies including the discounted future earnings method, the merger and acquisition method, and the guideline public company method, on a weighted and blended basis. The various classes of equity Units of D&P Acquisitions were then modeled as call options with distinct claims on the assets of D&P Acquisitions. The characteristics of the equity unit classes, as determined in the D&P Acquisitions' limited liability company agreement and unit grant agreements, determine the uniqueness of each unit's claim on D&P Acquisitions' assets relative to each other and the other components of D&P Acquisitions' capital structure. Periodic valuations were performed during 2006 and as of March 31, 2007, June 30, 2007 and September 30, 2007 in order to properly recognize equity-based compensation.

During 2006, our periodic business enterprise valuations increased as a result of the following significant factors:

  •
  our positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, its revenues before reimbursable expenses for the years ended December 31, 2005 and December 31, 2006 increased from $73.9 million to $246.7 million, respectively. In addition, over the course of the period, we conducted periodic re-forecasts of our full-year results for 2006, which typically resulted in revised forecasts that were higher relative to the initial budget for the year;

  •
  meaningful progress with respect to development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between us and McGraw-Hill subsequent to the CVC acquisition;

  •
  entry into new service offerings and geographies, including the acquisition of Chanin (enabling us to expand our service offering to include financial restructuring advice to constituencies in the business reorganization process), further diversifying our business and geographic mix and enhancing our prospects for future growth;

  •
  increases in multiples of earnings of several of our comparable publicly traded peers; and

  •
  greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company's equity securities.

During the nine months ended September 30, 2007, our periodic business enterprise valuations increased as a result of the following significant factors:

  •
  our positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, our revenues before reimbursable expenses for the 12-month periods ended December 31, 2006 and September 30, 2007 increased from $246.7 million to $324.4 million, respectively. In addition, over the course of the period, we conducted a re-forecast of our full-year results for 2007, which resulted in a revised forecast that was higher relative to the initial budget for the year;

  •
  completion of the development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between us and McGraw-Hill subsequent to the CVC acquisition. We believe that the creation of our stand-alone infrastructure has and will continue to result in cost-savings and increased flexibility relative to being a party to the transitional services agreement;

  •
  continued expansion of service offerings and geographies, including the opening or ramp-up of new offices in Munich, Paris and Zurich, further diversifying our business and geographic mix and enhancing our prospects for future growth;

  •
  increases in multiples of earnings of certain of our comparable publicly traded peers; and

  •
  greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of our equity securities.

        The equity unit valuations included the key assumptions presented in the table below in determining fair value as of September 30, 2007 and September 30, 2006:

Valuation Date	September 30, 2007	September 30, 2006
Asset Volatility	22.0%	45.0%
Expected Dividends	None	None
Risk Free Rate	5.20%	4.95%
Expected Term of Units	0.008 years	1.0 year

        The Class C, D, E, and G Units issued to individuals as long-term incentive compensation were not options, but rather fully participating Units in D&P Acquisitions. The C, D and G Units, as well as a majority of the E Units, were issued to individuals for future services in connection with the CVC and Chanin acquisitions, and therefore were one-time in nature; we do not believe that the level of unit grant activity in 2005 and 2006 as a result of acquisitions is representative of our ongoing equity issuance activity.

        The Class C, D, and E Units contained certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios. These provisions were invoked during 2006 and D&P Acquisitions established a policy to repurchase Units upon these occurrences. As a result, during the nine months ended September 30, 2007 and 2006, the expense recognition for the C, D, and E Units was under variable (also referred to as "liability") accounting until the award is settled, as per SFAS 123(R). Settlement occurs at the time of exercise, forfeiture, repurchase, or at the point in time where the unitholder has borne sufficient risks and rewards of equity ownership, also defined as six months and one day post-vesting. The fair values of these Units are re-valued at each reporting period and any change in value is recognized in current period expense, until settled. As such, the fair value of the Class C, D and E Units is recognized in the current and long-term liabilities on our balance sheet. Upon settlement, the award is re-classified from a liability award to an equity award.

        For the three months ended September 30, 2007, the value used to determine the Company's liability was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of old Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.

        In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization. The total equity-based compensation expense recognized for the nine months ended September 30, 2007 and September 30, 2006 was $31.3 million and $7.8 million, respectively. Because D&P Acquisitions is a limited liability company, no tax benefit has been recognized. At September 30, 2007, the total unamortized compensation cost related to non-vested awards was $46.1 million. The weighted-average period over which this is expected to be recognized is 2.4 years.

        All the Class C, D, E and G Units will be converted into New Class A Units pursuant to the Recapitalization Transactions. Upon consummation of the Recapitalization Transactions, the repurchase provisions described above will be eliminated, and expense recognition will no longer be under liability accounting.

        Information with respect to applicable number of Units by class in connection with equity-based compensation is set forth in the table below:

	As of September 30, 2007
	Vested	Unvested	Total	Fair Value per Unit
Class C Units	—	99,516	99,516	$166.74
Class D Units	—	9,852,073	9,852,073	$3.06
Class E Units	4,790,166	12,643,334	17,433,500	$3.06
Class G Units	153,751	9,181,667	9,335,418	$2.72

        The fair value per unit for the Class C Units is substantially higher than that of the Class D, Class E and Class G Units because the Class C Units entitle the holders thereof to a preference upon liquidation while the Class D, Class E and Class G Units represent only profits interests.

Results of Operations

        Following is a discussion of our results of operations for the three and nine month periods ended September 30, 2007 and 2006. For a more detailed discussion of the factors that affected our revenue and operating expenses of our Financial Advisory and Investment Banking segments in these periods, see the discussion in "Segment Results" below.

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Financial Advisory	$63,362	$46,350	$187,795	$131,429
Investment Banking	20,525	21,530	60,655	39,127
Reimbursable expenses	3,695	2,655	9,753	9,229

Total revenues	87,582	70,535	258,203	179,785

Direct client service costs
Compensation and benefits (including $1,030 and $2,742 of equity-based compensation for the three months ended September 30, 2007 and 2006, respectively, and $23,071 and $5,632 for the nine months ended September 30, 2007 and 2006, respectively)	46,303	37,566	156,353	101,662
Other direct client service costs	1,194	133	2,007	474
Acquisition retention expenses	696	1,114	2,026	5,292
Reimbursable expenses	3,740	2,563	9,825	8,903

Total direct client service costs	51,933	41,376	170,211	116,331

Operating expenses:
Selling, general and administrative (including $406 and $914 of equity-based compensation for the three months ended September 30,2007 and 2006, respectively, and $8,204 and $2,212 for the nine months ended September 30, 2007 and 2006, respectively)	20,720	17,695	69,882	48,000
Depreciation and amortization	2,284	1,842	6,683	5,891
Total operating expenses	23,004	19,537	76,565	53,891

Operating income	12,645	9,622	11,427	9,563

Other expense/(income):
Interest income	(458)	(164)	(1,287)	(291)
Interest expense	1,871	1,524	5,442	4,093
Other (income)/expense	408	379	215	(407)

Total other expenses, net	1,821	1,739	4,370	3,395

Income tax expense	10,824	7,883	7,057	6,168
Provision for income taxes	88	514	1,034	488

Net income	$10,736	$7,369	$6,023	$5,680

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Other Financial Data
Adjusted EBITDA(1)	$17,061	$16,234	$51,411	$28,590

Other Operating Data
Number of client service professionals (at period end)
Financial Advisory	663	558	663	558
Investment Banking	100	78	100	78

Total	763	636	763	636
Average number of client service professionals for the period
Financial Advisory	657	542	607	487
Investment Banking	99	80	102	82

Total	756	622	709	569
Financial Advisory utilization rate(2)	66.7%	61.4%	68.7%	65.5%
Financial advisory rate-per-hour(3)	$315	$312	$322	$300

(1)
The Adjusted EBITDA measure presented consists of net income/(loss) before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income) / expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation included in "Compensation and benefits", (g) equity-based compensation included in "Selling, general & administrative", and (h) merger and acquisition costs

	Adjusted EBITDA Reconciliation
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net Income	$10,736	$7,369	$6,023	$5,680
Provision for income taxes	88	514	1,034	488
Interest income	(458)	(164)	(1,287)	(291)
Interest expense	1,871	1,524	5,442	4,093
Other income	408	379	215	(407)
Depreciation and amortization	2,284	1,842	6,683	5,891
Acquisition retention expenses	696	1,114	2,026	5,292
Equity based compensation included in "compensation and benefits"	1,030	2,742	23,071	5,632
Equity based compensation included in "selling, general and administrative"	406	914	8,204	2,212

Adjusted EBITDA	$17,061	$16,234	$51,411	$28,590

(2)
The utilization rate for any given period is calculated by dividing the number of hours all our Financial Advisory client service professional worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(3)
Average billing rate per hour is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Three months ended September 30, 2007 versus three months ended September 30, 2006

Revenues

        Revenues, excluding reimbursable expenses, increased $16.0 million, or 23.6%, to $83.9 million for the three months ended September 30, 2007 from $67.9 million for the three months ended September 30, 2006. Of the overall $16.0 million increase in revenues, $17.0 million is attributable to our Financial Advisory segment offset by a $1.0 million decrease in our Investment Banking segment. The Investment Banking decrease of $1.0 million is primarily due to the fact that a single transaction with a success fee of approximately $7.5 million closed during the three months ended September 30, 2006. Our client service headcount increased to 763 client service professionals at September 30, 2007 from 636 client service professionals at September 30, 2006, as we added a significant number of client service professionals through the Chanin acquisition and new hiring in our Financial Advisory segment. Our revenue per client service professional increased to approximately $111,000 during the three months ended September 30, 2007 from approximately $109,000 during the three months ended September 30, 2006. In addition to the impact of the Chanin acquisition and new hiring, we believe that we have been able to increase productivity per client service professional as a result of increased marketing activity and greater name awareness as a result of our increased scale. See "Segment Results" for additional information.

Direct Client Service Costs

        Direct client service costs increased $10.5 million, or 25.5%, to $51.9 million for the three months ended September 30, 2007 from $41.4 million for the three months ended September 30, 2006. Compensation and benefits increased $8.7 million, or 23.3%, to $46.3 million for the three months ended September 30, 2007 from $37.6 million for the three months ended September 30, 2006. Of the $8.7 million increase in compensation, $10.5 million is attributable to increased compensation (other than equity-based compensation) as a result of the Chanin acquisition, higher incentive costs (partially attributable to the change in bonus accrual methodology described in "Direct Client Service Costs" above), new hiring activity and promotions and compensation increases of various client service professionals, offset by $1.8 million of lower equity-based compensation. Expenses related to retention payments associated with the CVC acquisition decreased by $0.4 million to $0.7 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006. See "Direct Client Service Costs—Acquisition Retention Expenses."

Operating Expenses

        Selling, general and administrative expenses increased $3.0 million, or 17.1%, to $20.7 million for the three months ended September 30, 2007 from $17.7 million for the three months ended September 30, 2006. Of the $3.0 million increase, $3.5 million is due to increases in compensation (other than equity-based compensation) as a result of acquisitions, new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, higher occupancy expenses associated with expanded or new office locations (including several lease termination charges) and increases in other operating expenses as a result of our growth and investment in infrastructure. In addition, SG&A expenses for the three months ended September 30, 2007 include the reversal of $1.7 million of performance bonus previously accrued, associated with our executives which if earned will be paid, pursuant to the terms of such executive's employment agreements, in restricted stock units of D&P Corporation and amortized over the applicable service period.

        Depreciation and amortization increased $0.5 million, or 24.0%, to $2.3 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. Depreciation and amortization of property and equipment increased as a result of additions to real estate and technology infrastructure to support our growth and amortization of intangibles associated with the Chanin acquisition.

Operating Income

        Operating income increased $3.0 million to $12.6 million for the three months ended September 30, 2007 from $9.6 million for the three months ended September 30, 2006. The increase in operating income was primarily due to increases in revenues and a reduction of total equity-based compensation as described above, partially offset by increases in direct client service costs and operating expenses.

        Adjusted EBITDA increased $0.9 million, to $17.1 million for the three months ended September 30, 2007 from $16.2 million for the three months ended September 30, 2006.

        The Adjusted EBITDA measure presented consists of net income/loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation included in "Compensation and benefits," (g) equity-based compensation included in "Selling, general and administrative" and (h) merger and acquisition costs.

        We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions.

        Given our recent level of acquisition activity and related capital investments and equity grants (which we do not expect to incur at the same levels in the future), and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income/(loss). Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

        Adjusted EBITDA is a non-GAAP measure that has material limitations because it does not include all items of income and expense that impact or have impacted our operations, including (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisitions retention expenses, (f) equity-based compensation included in "compensation and benefits," (g) equity-based compensation included in "selling, general and administrative" and (h) merger and acquisition costs. This non-GAAP financial measure in not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income/(loss), net income/(loss) per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

        The following is a reconciliation of our net income to Adjusted EBITDA:

	Three Months ended September 30,
	2007	2006
Net income	$10,736	$7,369
Provision for income taxes	88	514
Interest income	(458)	(164)
Interest expense	1,871	1,524
Other income	408	379
Depreciation and amortization	2,284	1,842
Acquisition retention expenses	696	1,114
Equity based compensation included in "Compensation and benefits"	1,030	2,742
Equity based compensation included in "Selling, general and administrative"	406	914

Adjusted EBITDA	$17,061	$16,234

Net Income

        Net income increased $3.3 million to $10.7 million for the three months ended September 30, 2007 from $7.4 million for the three months ended September 30, 2006. The increase in net income was primarily due to the increases in revenue described above, partially offset by the increase in direct client service costs and operating expenses. In addition, net income was affected by a $0.4 million decrease in provision for income taxes, and a $0.3 million increase in interest expense as a result of our higher average debt balance during the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

        Revenues, excluding reimbursable expenses, increased $77.9 million, or 45.7% to $248.5 million for the nine months ended September 30, 2007 from $170.6 million for the nine months ended September 30, 2006. Of the overall $77.9 million increase in revenues, $56.4 million is attributable to our Financial Advisory segment and $21.5 million is attributable to our Investment Banking segment, including $14.8 million attributable to the inclusion of the restructuring advisory business as a result of the Chanin acquisition. Our client service headcount increased to 763 client service professionals at September 30, 2007 from 636 client service professionals at September 30, 2006, as we added a significant number of client service professionals through the Chanin acquisition and new hiring in our Financial Advisory segment. Our revenue per client service professional increased to approximately $350,000 during the nine months ended September 30, 2007 from approximately $300,000 during the nine months ended September 30, 2006. In addition to the impact of the Chanin acquisition and new hiring, we believe that we have been able to increase productivity per client service professional as a result of increased marketing activity and greater name awareness as a result of our increased scale. See "Segment Results" for additional information.

Direct Client Service Costs

        Direct client service costs increased $53.9 million, or 46.3% to $170.2 million for the nine months ended September 30, 2007 from $116.3 million for the nine months ended September 30, 2006. Compensation and benefits increased $54.7 million, or 53.8%, to $156.4 million for the nine months ended September 30, 2007 from $101.7 million for the nine months ended September 30, 2006. Of the $54.7 million increase in compensation, $17.4 million is attributable to higher equity-based compensation primarily as a result of liability accounting treatment and the inclusion of equity grants associated with the Chanin acquisition, with the balance due to increased compensation (other than equity-based compensation) as a result of the Chanin acquisition, new hiring activity and promotions and compensation increases of various client service professionals (partially attributable to the change in bonus accrual methodology described in "Direct Client Service Costs" above). Expenses related to retention payments associated with the CVC acquisition decreased by $3.3 million to $2.0 million for the nine months ended September 30, 2007 from $5.3 million for the nine months ended September 30, 2006. See "Direct Client Service Costs—Acquisition Retention Expenses."

Operating Expenses

        Selling, general and administrative expenses increased $21.9 million, or 45.6%, to $69.9 million for the nine months ended September 30, 2007 from $48.0 million for the nine months ended September 30, 2006. Of the $21.9 million increase, $6.0 million is attributable to higher equity-based compensation primarily as a result of liability accounting treatment, with the balance due to increases in compensation (other than equity-based compensation) as a result of acquisitions, new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher occupancy expenses associated with expanded or new office locations (including several lease termination charges) and increases in other operating expenses as a result of our growth and investment in infrastructure. In addition, SG&A expenses for the three months ended September 30, 2007 include the reversal of $1.7 million of performance bonus previously accrued, associated with our executives which if earned will be paid, pursuant to the terms of such executive's employment agreements, in restricted stock units of D&P Corporation and amortized over the applicable service period.

        Depreciation and amortization increased $0.8 million, or 13.4%, to $6.7 million for the nine months ended September 30, 2007 from $5.9 million for the nine months ended September 30, 2006. Depreciation and amortization of property and equipment increased as a result of additions to real estate and technology infrastructure to support our growth and amortization of intangibles associated with the Chanin acquisition.

Operating Income

        Operating income increased $1.9 million to $11.4 million for the nine months ended September 30, 2007 from $9.5 million for the nine months ended September 30, 2006. The increase in operating income was primarily due to the increase in revenues as described above partially offset by the increase in direct client service costs and operating expenses. In particular, total equity-based compensation increased $23.4 million to $31.3 million for the nine months ended September 30, 2007 from $7.8 million for the nine months ended September 30, 2006, primarily as a result of liability accounting treatment requiring the awards to be recorded at fair value at each period end and the inclusion of equity grants associated with the Chanin acquisition.

        Adjusted EBITDA increased $22.8 million, to $51.4 million for the nine months ended September 30, 2007 from $28.6 million for the nine months ended September 30, 2006.

        The Adjusted EBITDA measure presented consists of net income/loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation included in "compensation and benefits," (g) equity-based compensation included in "selling, general and administrative" and (h) merger and acquisition costs.

        We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions.

        Given our recent level of acquisition activity and related capital investments and equity grants (which we do not expect to incur at the same levels in the future), and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income/(loss). Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

        Adjusted EBITDA is a non-GAAP measure that has material limitations because it does not include all items of income and expense that impact or have impacted our operations, including (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisitions retention expenses, (f) equity-based compensation included in "compensation and benefits," (g) equity-based compensation included in "selling, general and administrative" and (h) merger and acquisition costs. This non-GAAP financial measure in not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income/(loss), net income/(loss) per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

        The following is a reconciliation of our net income to Adjusted EBITDA:

	Nine Months ended September 30,
	2007	2006
Net income	$6,023	$5,680
Provision for income taxes	1,034	488
Interest income	(1,287)	(291)
Interest expense	5,442	4,093
Other income	215	(407)
Depreciation and amortization	6,683	5,891
Acquisition retention expenses	2,026	5,292
Equity based compensation included in "Compensation and benefits"	23,071	5,632
Equity based compensation included in "Selling, general and administrative"	8,204	2,212

Adjusted EBITDA	$51,411	$28,590

Net Income

        Net income of $6.0 million for the nine months ended September 30, 2007 increased $0.3 million or 6.0% from $5.7 million for the nine months ended September 30, 2006. Net income increased due to the increase in revenues described above, partially offset by the increase in direct client service costs and operating expenses. In addition, net income was affected by $0.5 million increase in provision for income taxes, and a $1.3 million increase in interest expense as a result of our higher average debt balance during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, partially offset by a $1.0 million increase in interest income as a result of our higher average cash balance during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, in addition to the other factors described above.

Segment Results

        We provide services through two segments: Financial Advisory and Investment Banking. The Financial Advisory segment provides valuation advisory services, corporate finance consulting services, dispute and legal management consulting and specialty tax advisory services. The revenue model associated with this segment is generally based on time-and-materials. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and financial restructuring advisory services. The revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction. Segment operating income consists of revenues generated by the segment, less the direct and allocated costs of revenue and selling, general and administrative costs that are incurred by or allocated to the segment.

        The Company does not report separate balance sheet information by segment.

        The following table sets forth selected segment operating results for the periods indicated.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Financial Advisory:
Revenues	$63,362	46,350	$187,795	131,429
Segment operating income	9,970	5,816	30,508	14,802
Segment operating income margin	15.7%	12.5%	16.2%	11.3%
Investment Banking:
Revenues	20,525	21,530	60,655	39,127
Segment operating income	7,137	10,327	20,975	13,460
Segment operating income margin	34.8%	48.0%	34.6%	34.4%
Total Company:
Revenues	83,887	67,880	248,450	170,556
Reimbursable expenses	3,695	2,655	9,753	9,229

Total revenues and reimbursable expenses	$87,582	70,535	$258,203	179,785

Statement of operations reconciliation:
Total segment operating income	$17,107	16,143	$51,483	28,262
Charges not allocated at the segment level:
Net client reimbursable expenses	45	(92)	72	(327)
Equity-based compensation	1,437	3,657	31,275	7,844
Depreciation and amortization	2,284	1,842	6,683	5,891
Acquisition retention expenses	696	1,114	2,026	5,292

Operating income	12,645	9,622	11,427	9,562
Interest expense, net	1,413	1,360	4,155	3,801
Other expense/(income)	408	379	215	(407)

Net income before provision for income taxes	10,824	7,883	7,057	6,168
Provision for income taxes	88	514	1,034	488

Net income	$10,736	7,369	$6,023	5,680

Three months ended September 30, 2007 versus three months ended September 30, 2006

Financial Advisory

Revenues

        Financial Advisory segment revenues increased $17.0 million, or 36.7%, to $63.4 million for the three months ended September 30, 2007 from $46.4 million for the three months ended September 30, 2006, reflecting increased client service professional headcount and productivity improvement in terms of revenue per client service professional. Of the overall $17.0 million increase in revenues, $16.5 million is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals and $0.5 million is attributable to higher rate per hour. Our Financial Advisory client service professional headcount increased to 663 client service professionals at September 30, 2007 from 558 client service professionals at September 30, 2006, with significant growth resulting from new hiring in specialty tax, corporate finance consulting services and in our international offices. Our revenue per client service professional increased to approximately $96,000 in the three months ended September 30, 2007 from approximately $86,000 in the three months ended September 30, 2006. Our client service utilization rate increased to 66.7% for the three months ended September 30, 2007 from 61.5% for the three months ended September 30, 2006, primarily as a result of the ability to better leverage the staff on engagements and better productivity from the new hires within the specialty tax, corporate finance consulting services and international offices. Our average rate per hour increased $3 to $315 for the three months ended September 30, 2007 from $312 for the three months ended September 30, 2006. The utilization rate for any given period is calculated by dividing the number of hours all our Financial Advisory client service professionals worked on client assignments during the period by the total available working hours for all of our client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Average rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Segment Operating Income

        Financial Advisory segment operating income increased $4.2 million, or 71.4%, to $10.0 million for the three months ended September 30, 2007 from $5.8 million for the three months ended September 30, 2006. Operating income margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 15.7% for the three months ended September 30, 2007 from 12.5% for the three months ended September 30, 2006, due to higher revenue and leveraging of our expense structure.

Investment Banking

Revenues

        Investment Banking segment revenues decreased $1.0 million, or 4.7%, to $20.5 million for the three months ended September 30, 2007 from $21.5 million for the three months ended September 30, 2006. The primary reason for this decrease is that during the three months ended September 30, 2006, we earned a single transaction fee of $7.5 million, the largest such transaction fee in our history. Our Investment Banking client service professional headcount increased to 100 client service professionals at September 30, 2007 from 78 client service professionals at September 30, 2006. Our revenue per client service professional decreased to approximately $207,000 in the three months ended September 30, 2007 from approximately $269,000 in the three months ended September 30, 2006.

Segment Operating Income

        Investment Banking segment operating income decreased $3.2 million to $7.1 million for the three months ended September 30, 2007 from $10.3 million for the three months ended September 30, 2006. Operating income margin, defined as segment operating income expressed as a percentage of segment revenues, decreased to 34.8% for the three months ended September 30, 2007 from 48.0% for the three months ended September 30, 2006, primarily as a result of the impact of the single transaction fee of $7.5 million earned during the three months ended September 30, 2006 and the change in bonus accrual methodology described in "Direct Client Service Costs" above.

Nine months ended September 30, 2007 versus nine months ended September 30, 2006

Financial Advisory

Revenues

        Financial Advisory segment revenues increased $56.4 million, or 42.9%, to $187.8 million for the nine months ended September 30, 2007 from $131.4 million for the nine months ended September 30, 2006, reflecting increased client service professional headcount and productivity improvement in terms of revenue per client service professional. Of the overall $56.4 million increase in revenues, $43.7 million is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals and $12.7 million is attributable to higher rate per hour. Our Financial Advisory client service professional headcount increased to 663 client service professionals at

September 30, 2007 from 558 client service professionals at September 30, 2006, with significant growth resulting from new hiring in specialty tax, corporate finance consulting services and in our international offices. Our revenue per client service professional increased to approximately $309,000 in the nine months ended September 30, 2007 from approximately $270,000 in the nine months ended September 30, 2006. Our client service utilization rate increased to 68.7% for the nine months ended September 30, 2007 from 65.5% for the nine months ended September 30, 2006, primarily as a result of the ability to better leverage the staff on engagements and better productivity from the new hires within the specialty tax, corporate finance consulting services and international offices. Our average rate per hour increased $22 to $322 for the nine months ended September 30, 2007 from $300 for the nine months ended September 30, 2006. The utilization rate for any given period is calculated by dividing the number of hours all our Financial Advisory client service professionals worked on client assignments during the period by the total available working hours for all of our client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Average rate per hour for any given period is calculated by dividing revenues for the period by the number of hours worked on client assignments during the same period.

Segment Operating Income

        Financial Advisory segment operating income increased $15.7 million, or 106.1%, to $30.5 million for the nine months ended September 30, 2007 from $14.8 million for the nine months ended September 30, 2006. Operating income margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 16.2% for the nine months ended September 30, 2007 from 11.3% for the nine months ended September 30, 2006, due to higher revenue and leveraging of our expense structure.

Investment Banking

Revenues

        Investment Banking segment revenues increased $21.5 million, or 55.0%, to $60.7 million for the nine months ended September 30, 2007 from $39.1 million for the nine months ended September 30, 2006, reflecting increased client service professional headcount primarily as a result of the acquisition of Chanin, and productivity improvements in terms of revenue per client service professional as a result of higher volume of merger and acquisition and transaction opinion activity. In particular, this revenue increase occurred despite the fact that during the nine months ended September 30, 2006, we earned a single transaction fee of $7.5 million, the largest such transaction fee in our history. Our Investment Banking client service professional headcount increased to 100 client service professionals at September 30, 2007 from 78 client service professionals at September 30, 2006. Our revenue per client service professional increased to approximately $595,000 in the nine months ended September 30, 2007 from approximately $477,000 in the nine months ended September 30, 2006.

Segment Operating Income

        Investment Banking segment operating income increased $7.5 million to $21.0 million for the nine months ended September 30, 2007 from $13.5 million for the nine months ended September 30, 2006. Operating income margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 34.6% from 34.4% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, including the impact of the single transaction fee of $7.5 million earned during the three months ended September 30, 2006 and the change in bonus accrual methodology described in "Direct Client Service Costs" above.

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Our historical cash flows are primarily related to the timing of receipt of Financial Advisory and Investment Banking revenues, payment of base compensation, benefits and operating expenses, and the timing of payment of bonuses to professionals and tax distributions to members of D&P Acquisitions. Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year. In addition, as a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members. Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates. The marginal tax rate that has initially been set is 45%. D&P Acquisitions made aggregate distributions of $28.4 million during the nine months ended September 30, 2007 primarily in connection with 2006 taxable income and estimated taxable income for the 2007 interim period. D&P Acquisitions is only required to make such distributions if cash is available for such purposes. Cash and cash equivalents decreased from $59.1 million at December 31, 2006 to $45.6 million at September 30, 2007, primarily due to the payment of bonuses to our professionals and tax distributions to the members of D&P Acquisitions with respect to fiscal 2006, offset by cash flow from operations. Foreign currency translation gains and losses were immaterial for the nine months ended September 30, 2007 and 2006.

Operating Activities

        During the nine months ended September 30, 2007, cash of $23.5 million was provided by operating activities, primarily as a result of non-cash equity-based compensation and depreciation and amortization, partially offset primarily by payment of bonuses with respect to fiscal 2006 and increases in accounts receivable, unbilled services and other assets. During the nine months ended September 30, 2006, cash of $4.2 million was provided by operating activities, primarily as a result of payment of bonuses with respect to fiscal 2005, partially offset primarily by non-cash equity-based compensation. The increase in cash provided by operating activities is largely attributable to higher net income as a result of overall growth in the business, higher non-cash equity-based compensation and accrued bonus compensation, partially offset by a higher investment in working capital (primarily accounts receivable) due to the increase in revenue.

Investing Activities

        During the nine months ended September 30, 2007 and 2006, cash of $8.5 million and $5.6 million, respectively, was used for investing activities primarily, relating to the purchase of property and equipment.

Financing Activities

        During the nine months ended September 30, 2007, cash of $29.5 million was used for financing activities, primarily as a result of tax distributions to and equity repurchases from members of D&P Acquisitions. During the nine months ended September 30, 2006, cash of $13.9 million was provided by financing activities, primarily as a result of the delayed-draw term loan associated with the CVC acquisition. There was no material effect of exchange rates on cash and equivalents during the periods.

        Duff & Phelps, LLC, a subsidiary of D&P Acquisitions, entered into a senior secured credit facility, dated as of September 30, 2005, as amended on June 14, 2006 and October 31, 2006, with a syndicate of financial institutions, including General Electric Capital Corporation as administrative agent. The credit facility provides for an $80.0 million term loan facility that matures on October 1, 2012 and a revolving credit facility with a $20.0 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $5.0 million swingline facility, that matures on October 1, 2011.

        All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries. The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLC's present and future assets and all present and future assets of each guarantor on a first lien basis.

        At September 30, 2007, $78.8 million was outstanding under the term loan facility (before debt discount) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 0.5% of the unused portion of the revolving credit facility and 1% on the unused portion of the term loan facility.

        The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. We were in compliance with the financial covenants at September 30, 2007. The credit facility requires a mandatory prepayment in an amount equal to half the Excess Cash Flow (as defined in the credit agreement) for fiscal year 2006 and each fiscal year thereafter if it is positive. Excess Cash Flow was negative for fiscal year 2006.

        Following completion of our IPO on October 3, 2007, we used a portion of the proceeds from this offering to repay $35.0 million of the borrowings under this credit facility.

        We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, and other matters relating to liquidity and compliance with regulatory net capital requirements.

        As a result of our acquisitions of D&P Acquisitions' interests, we expect to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to us and will be taken into account in reporting our taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of our acquisition of D&P Acquisitions interests, the income tax basis of the assets of D&P Acquisitions underlying a portion of the interests we acquire will be adjusted based upon the amount that we have paid for that portion of our D&P Acquisitions interests. We have entered into an agreement with the existing unitholders' of D&P Acquisitions (for the benefit of the existing Unitholders' of D&P Acquisitions) that will provide for the payment by us to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize (i) from the tax basis in our proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of this offering) that we receive as a result of the exchanges and (ii) from the federal income tax election referred to above. See "Tax Receivable Agreement; Tax Distributions."

        As a member of D&P Acquisitions, we will incur U.S. federal, state and local income taxes on our allocable share of any net taxable income of D&P Acquisitions. As authorized by the 3rd LLC Agreement, pursuant to which D&P Acquisitions is governed as a result of the Recapitalization Transactions, we intend to cause D&P Acquisitions to continue to distribute cash, generally, on a pro rata basis, to its members at least to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.

Future Needs

        Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses. We intend to fund such growth over the next twelve months with funds generated from operations and borrowings under our credit agreement. Because we expect that our future annual growth rate in revenues and related percentage increases in working capital balances will be moderate, we believe cash generated from operations, supplemented as necessary by borrowings under our credit facility, will be adequate to fund this growth. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets.

Off-Balance Sheet Arrangements

        We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined/consolidated financial statements.

Market Risk

        We are exposed to market risks related to interest rates and changes in the market value of our investments. Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR or prime rate. At September 30, 2007 we had borrowings outstanding totaling $78.8 million (before debt discount) that bear interest at LIBOR plus a margin of 2.75%. A hypothetical 1% adverse change in interest rates would have an unfavorable impact of $0.8 million on our earnings, based on our level of debt at September 30, 2007.

        We have a $36.6 million notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates September 30, 2010. We elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The estimated fair value of the swap at September 30, 2007 and December 31, 2006 resulted in a liability of $0.2 million and an asset of $0.1 million, respectively. We recorded a loss of $0.3 million for the nine months ended September 30, 2007 and a gain of $0.3 million for the year ended December 31, 2006, for the change in fair value of the interest rate swap.

        From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure with respect to such investments.

Critical Accounting Policies

        For a complete discussion of D&P Acquisitions' accounting policies, refer to the consolidated financial statements and related notes contained in D&P Corporation's prospectus filed with the SEC dated September 28, 2007.

Recent Accounting Pronouncements

        In September 2006, SFAS No. 157, Fair Value Measurements (SFAS 157) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 will become effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position, results of operations and cash flows.

        In December 2006, we adopted the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires the recognition of the change in the funded status of defined benefit post retirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This is effective no later than fiscal years beginning on or after November 15, 2007. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

        Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk." We do not believe we face any material interest rate risk, foreign currency exchange risk, equity price risk or other market risk except as disclosed in Item 2—"Market Risk" above.

Item 4.    Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 4T.    Controls and Procedures

        Not applicable.

Part 2. Other Information

Item 1.    Legal Proceedings

        None.

Item 1a.    Risk Factors

        For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated September 28, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 1, 2007, which is accessible on the SEC's website at www.sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On July 24, 2007, D&P Corporation issued to Noah Gottdiener, its Chief Executive Officer, 1,000 shares of Common Stock for a purchase price of $100 in the aggregate. In connection with the reorganization transactions that were consummated in connection with the initial public offering of D&P Corporation, these shares were converted into 6 shares of Class A common stock, and those shares of Class A common stock were redeemed by D&P Corporation in connection with the offering for $100. These transactions were consummated without a registration statement under the Securities Act because the shares were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

        On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited, a Japanese corporation, which we refer to as Shinsei, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54.2 million, or at a purchase price equal to $16.07 per share. D&P Corporation incurred approximately $3.0 million of investment banking and other expenses in connection with the offering, resulting in net proceeds of approximately $51.2 million. The sale of the Class A common stock was made to Shinsei without a registration statement under the Securities Act because the shares of Class A common stock were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

        The effective date of D&P Corporation's registration statement filed on Form S-1 under the Securities Act of 1933 (File No. 333-143205) relating to D&P Corporation's initial public offering of shares of Class A Common Stock was September 27, 2007. A total of 9,545,000 shares of Class A Common Stock were sold, including shares of Class A Common Stock sold pursuant to the underwriters' option to purchase additional common units. Goldman Sachs & Co. and UBS Investment Bank acted as joint book-running managers of the offering.

        The offering was completed on October 3, 2007. The aggregate offering price for the common units sold pursuant to the initial public offering was $152.7 million. The underwriting discounts were $10.7 million, none of which was paid to affiliates of D&P Corporation. D&P Corporation incurred approximately $6.4 million of other expenses in connection with the offering. The net proceeds to D&P Corporation from the initial public offering totaled approximately $135.6 million.

        D&P Corporation used a portion of the proceeds of the offering and Shinsei transaction to redeem approximately $140.5 million of New Class A Units held by the existing unitholders of D&P Acquisitions. Accordingly, D&P Corporation did not retain any of these proceeds.

        D&P Corporation used all of the remaining net proceeds from the offering and the Shinsei transaction, or approximately $46.4 million, to purchase newly-issued New Class A Units in D&P Acquisitions, LLC promptly following the consummation of the offering. D&P Acquisitions used approximately $35.0 million of these proceeds to repay borrowings and the remaining $11.4 million has been or will be used for general corporate purposes.

        On October 31, 2007, D&P Corporation issued an aggregate of 142,291 shares of Class A common stock to the limited partners of Rash & Associates, L.P. (Rash) in connection with the merger of Rash with a subsidiary of D&P Corporation. The shares issues were one component of the consideration paid to the limited partners of Rash in connection with the merger. The issuance of these shares of Class A common stock was made without a registration statement under the Securities Act because the shares of Class A common stock were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

Item 3.    Defaults upon Senior Securities

        None.

Item 4.    Submissions of Matters to a Vote on Security Holders

        On August 31, 2007, the sole stockholder of D&P Corporation by written consent approved the Amended and Restated Certificate of Incorporation of D&P Corporation.

        On September 10, 2007, the sole stockholder of D&P Corporation by written consent approved and adopted The Duff & Phelps Corporation Omnibus Stock Incentive Plan.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.1	Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, dated as of October 3, 2007.
10.2
Registration Rights Agreement, dated as of October 3, 2007, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV LP, Vestar/D&P Holdings, LLC and the Holders as set forth in the Agreement.
10.3	Tax Receivable Agreement, dated as of October 3, 2007, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and the Members as set forth in the Agreement.
10.4
Exchange Agreement, dated as of October 3, 2007, by and between Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV, Vestar/D&P Holdings, LLC and the Members as set forth in the Agreement.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION (Registrant)
Date: November 14, 2007	/s/ JACOB L. SILVERMAN Jacob L. Silverman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, dated as of October 3, 2007.
10.2
Registration Rights Agreement, dated as of October 3, 2007, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV LP, Vestar/D&P Holdings, LLC and the Holders as set forth in the Agreement.
10.3	Tax Receivable Agreement, dated as of October 3, 2007, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and the Members as set forth in the Agreement.
10.4
Exchange Agreement, dated as of October 3, 2007, by and between Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV, Vestar/D&P Holdings, LLC and the Members as set forth in the Agreement.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  Item 1.
Part I Financial Information
  Item 1a.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Item 4T. Controls and Procedures
Part 2. Other Information
  Item 1. Legal Proceedings
  Item 1a. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submissions of Matters to a Vote on Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX