Form 10-K
period 2007-12-31
Duff & Phelps Corp
filed 2008-03-26
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to .

Commission File No. 001-33693

DUFF & PHELPS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8893559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 East 52nd Street, 31st Floor
New York, New York 10055

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 871-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Small Reporting Company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

There was no active trading market for the registrant’s common equity as of June 30, 2007. As of September 28, 2007 (the date that the registrant’s Class A common stock, par value $0.01 per share, began trading on the New York Stock Exchange), the aggregate market value of the registrant’s Class A common stock held by non-affiliates was $517.0 million, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $18.35 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 14,203,961 as of March 19, 2008. The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 21,052,553 as of March 19, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DUFF & PHELPS CORPORATION

FORM 10-K

i

Available Information

Our website address is www.duffandphelps.com. We make available free of charge on the Investor Relations section of our website (http://ir.duffandphelps.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Conduct. We do not intend for information contained in our website to be part of this Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In this report, references to “D&P Corporation,” the “Company,” “we,” “us,” “our” and our “Successor Company” refer subsequent to the IPO Transactions described herein to Duff & Phelps Corporation, a Delaware corporation incorporated in 2007, and its consolidated subsidiaries. These references (other than “D&P Corporation” and “Successor Company”) refer prior to the IPO Transactions to Duff & Phelps Acquisitions, LLC and Subsidiaries (“D&P Acquisitions”). D&P Acquisitions or our “Predecessor Company,” was comprised of certain consolidated entities under the common ownership of D&P Acquisitions. References to “revenue” or “revenues” refer to revenue excluding client reimbursable expenses, unless otherwise noted.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect D&P Corporation’s current views with respect to, among other things, future events and financial performance. D&P Corporation generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K. D&P Corporation does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Business

Overview

We are a leading provider of independent financial advisory and investment banking services. Our mission is to help our clients protect, maximize and recover value. The foundation of our services is our ability to provide independent advice on issues involving highly technical and complex assessments of value. We principally support client needs in financial and tax valuation (especially in the context of business combinations and other corporate transactions), mergers and acquisitions (“M&A”), restructuring and litigation and disputes. We believe the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice. With 844 experienced and credentialed client service professionals at December 31, 2007, we serve a global client base through offices in 23 cities, comprised of offices in 17 U.S. cities, including New York, Chicago and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Tokyo and Zurich.

We provide our services through our Financial Advisory and Investment Banking segments. Our Financial Advisory segment provides valuation advisory, corporate finance consulting, specialty tax and dispute and legal management consulting services. These services help our clients effectively navigate through increasingly complex financial, accounting, tax, regulatory and legal issues. Our Investment Banking segment provides M&A advisory services, transaction opinions and restructuring advisory services. Through these services we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations. The Financial Advisory and Investment Banking segments serve a broad base of clients and work collaboratively to identify and capture new business opportunities. For the years ended December 31, 2007 and 2006, we generated 76% and 77%, respectively, of our revenues from our Financial Advisory segment, and 24% and 23%, respectively, of our revenues from our Investment Banking segment.

We provide our services globally to a wide variety of companies who are in need of industry-leading, customized financial advice. Our clients include publicly-traded and privately-held companies, as well as investment firms such as private equity firms and hedge funds. Additionally, we maintain extensive relationships with law, accounting and investment banking firms from whom we receive referral business.

We have a collaborative culture that is based on a team approach. This approach promotes the cross-selling of new business opportunities across practice groups and enables us to deliver the most appropriate Duff & Phelps professionals to meet a client's needs. In addition, our integrated, multi-disciplinary approach enables us to cross-staff our professionals across multiple service lines to better manage the utilization of our staff. We believe that, as a result of our firm's culture, global scale, broad service offering and strong brand name, Duff & Phelps Corporation provides an attractive career platform, which allows us to attract and retain highly qualified professionals.

From the fiscal year ended December 31, 2005 through the fiscal year ended December 31, 2007, our revenue has grown from $73.9 million to $341.2 million through a combination of acquisitions and organic growth. Our number of client service professionals has increased from 509 at December 31, 2005 to 844 at December 31, 2007.

Our History

The original Duff & Phelps business was founded in 1932 to provide high quality investment research services focused on the utility industry. Over several decades, it evolved into a diversified financial services firm providing investment banking, credit rating, and investment management services. In 1994, the credit rating business of Duff & Phelps was spun off into a separate public company that was eventually purchased by Fitch Ratings, Ltd. (“Fitch Ratings”). In 2000, Duff & Phelps, LLC, the company that operated the investment banking practice of the Duff & Phelps business, was acquired by Webster Financial Corporation (“Webster”). In 2004, Duff & Phelps, LLC was acquired from Webster by its management and an investor group led by Lovell Minnick Partners LLC (“Lovell Minnick”).

In 2005, Duff & Phelps, LLC teamed with Lovell Minnick and Vestar Capital Partners (“Vestar”), another leading private equity firm, to acquire the Corporate Value Consulting business (“CVC”) from the Standard &

Poor's division of The McGraw-Hill Companies, Inc. (“McGraw-Hill”). CVC was formed in the 1970's, initially as part of the financial advisory service groups of Price Waterhouse and Coopers & Lybrand. These practices were combined in 1998 when Price Waterhouse merged with Coopers & Lybrand to form PricewaterhouseCoopers (“PwC”) and were subsequently acquired by McGraw-Hill in 2001, thereby establishing independence from the audit practice of PwC. In connection with the acquisition of CVC, D&P Acquisitions was formed and Duff & Phelps, LLC became a wholly-owned subsidiary of D&P Acquisitions. In October 2006, D&P Acquisitions acquired Chanin Capital Partners LLC (“Chanin”), an independent specialty investment bank providing restructuring advisory services for middle market and distressed transactions. In early October 2007, D&P Corporation completed the IPO Transactions described below, and subsequent to the IPO Transactions consolidated the financial results of D&P Acquisitions, as further described below. On October 31, 2007, D&P Acquisitions acquired Rash & Associates, L.P. (“Rash”), a nationwide provider of property tax management services.

Recent Developments

On September 27, 2007, a registration statement relating to shares of Class A common stock of D&P Corporation in connection with D&P Corporation’s initial public offering (the “IPO”) was declared effective, and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007. In connection with the IPO, D&P Corporation sold 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option).

As a result of the IPO and the Recapitalization Transactions described below, D&P Corporation became the sole managing member of and has a controlling interest in D&P Acquisitions. D&P Corporation’s only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P Corporation operates and controls all of the business and affairs of D&P Acquisitions and has consolidated the financial results of D&P Acquisitions into D&P Corporation’s consolidated financial statements effective as of the close of business on October 3, 2007. Prior to such time, D&P Acquisitions is considered the predecessor entity to D&P Corporation. D&P Acquisitions is the parent of Duff & Phelps, LLC, its primary operating company.

Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (old Classes A through G), each of which had different capital accounts and amounts of aggregate distributions above which its holders shared in future distributions. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units referred to herein as “New Class A Units.” The conversion of all of the different classes of units (referred to herein as “Legacy Units”) of D&P Acquisitions occurred in accordance with conversion ratios for each class of Legacy Units based upon the liquidation value of D&P Acquisitions, as if it had been liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of Legacy Units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' Second Amended and Restated Limited Liability Company Agreement, dated October 31, 2006 (the “2nd LLC Agreement”).

In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140.5 million (the “Redemption”). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding, of which 12,920,000 were held by D&P Corporation and 21,112,535 were held by existing unitholders of D&P Acquisitions. Pursuant to the incorporation of D&P Corporation and the Recapitalization Transactions, D&P Corporation issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.

Shinsei Investment

On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited (“Shinsei”), a Japanese corporation, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54.2 million, or a purchase price equal to $16.07 per share (the “Shinsei Investment”). The shares were held in escrow until the closing of the IPO on

October 3, 2007, at which time they were issued. Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009. Shinsei may sell up to 50% of its Class A common stock on or after September 5, 2008, 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009. In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009. In connection with this investment, D&P Corporation granted Shinsei registration rights. In conjunction with the Shinsei Investment, Shinsei and the Company entered into a referral agreement allowing each party to receive a percentage of gross revenue for client referrals that result in client engagements.

The IPO, together with the Shinsei Investment, resulted in the issuance by D&P Corporation of 12,920,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option), and net proceeds to D&P Corporation of approximately $186.7 million (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment). Upon consummation of the IPO and the Shinsei Investment, D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140.5 million of New Class A Units held by existing unitholders of D&P Acquisitions, $35.0 million used to repay borrowings and approximately $11.2 million for general corporate purposes.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of D&P Corporation’s Class A common stock on a one-for-one basis.

As a result of the transactions described above, at the close of business on October 3, 2007:

•	D&P Corporation became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business. Accordingly, although D&P Corporation has a minority economic interest in D&P Acquisitions, D&P Corporation has a majority voting interest and controls the management of D&P Acquisitions. As a result, D&P Corporation consolidates the financial results of D&P Acquisitions and records non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero;
•	investors in the IPO and Shinsei held 12,920,000 shares of D&P Corporation’s Class A common stock, the existing unitholders of D&P Acquisitions held 21,112,535 shares of D&P Corporation’s Class B common stock and 21,112,535 New Class A Units of D&P Acquisitions, and D&P Corporation held 12,920,000 New Class A Units of D&P Acquisitions immediately following the IPO; and
•	the New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of D&P Corporation Class A common stock. In connection with an exchange, a corresponding number of shares of D&P Corporation Class B common stock will be required to be cancelled. However, the exchange of New Class A Units for shares of D&P Corporation Class A common stock will not affect D&P Corporation’s Class B common stockholders' voting power since the votes represented by the cancelled shares of D&P Corporation Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

The Recapitalization Transactions, the Shinsei Investment and the IPO are collectively referred to as the “IPO Transactions.”

Our Services

We provide our services through two reporting segments: Financial Advisory and Investment Banking. For the year ended December 31, 2007, our Financial Advisory segment contributed 76% of our revenues and our Investment Banking segment contributed 24% of our revenues. The services we offer within these segments are often complementary, which enables us to cross-sell related services and increase our relevance to our clients. In addition, our client service professionals possess core financial and valuation skill sets that are highly portable within operating segments, facilitating the sharing of resources across the organization.

Overview of Our Services

Financial Advisory

The foundation of our Financial Advisory segment is our core competency in making highly technical and complex assessments of value. We believe we are one of the leading independent valuation services firms in the world. Our Financial Advisory segment provides our clients with valuation advisory, corporate finance consulting, specialty tax, and dispute and legal management consulting services delivered by client service professionals who possess highly specialized skills in finance, valuation, accounting and tax. We typically price these services based on our assessment of the hours required to deliver the work and the billing rates of the client service professionals assigned to the project.

Valuation Advisory

Financial Reporting.  We believe we are a leading independent provider of valuation services for financial reporting. We provide objective and independent valuation reports that allow our clients to meet important regulatory, market and fiduciary requirements. Our finance and accounting expertise, combined with our use and development of sophisticated valuation methodologies, fulfill even the most complex financial reporting requirements. Examples of the financial reporting services we offer include: Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangibles, valuations used in conjunction with purchase price allocation and periodic impairment testing; valuations for compensations related to SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”); “cheap stock” valuation; and fresh start accounting for companies emerging from Chapter 11 bankruptcy. The acute sensitivity of our clients at the highest levels of the organization to the quality and transparency of the financial information they present to their investors results in strong customer loyalty, which often leads to repeat client engagements and creates an established entry point for the delivery of additional services.

Fixed Asset/Real Estate Valuation.  We provide integrated fixed asset and real estate valuations, with specialized expertise in machinery and equipment valuation, fixed asset reconciliation, cost segregation, real estate valuation and real estate consulting. Our services are used for a variety of purposes, including: valuation of machinery and equipment for financial and tax reporting and loan/lease structuring; satisfying Sarbanes-Oxley Act Section 404 requirements for fixed asset internal controls; optimizing tax depreciation benefits; and various real estate appraisal purposes. Our geographic scale enables us to compete effectively and win large client assignments involving multiple asset sites on both a national and global basis.

Tax Valuation.  We specialize in tax valuations and related advisory services when tax laws and regulations stipulate that a valuation is required or when assistance is needed to implement a client's tax strategies. We offer tax valuation and advisory services for a variety of transaction-related, compliance and planning purposes, including taxable reorganizations; purchase price allocations; inventory, fixed asset, intangible asset and goodwill valuations; net operating loss and built-in gains analyses; and estate and gift taxes. We have the expertise and testimony experience to defend our work and our clients' valuation positions in regulatory inquiries. We have advised staff and members of the U.S. Senate Finance Committee, the U.S. House Ways and Means Committee and the Joint Committee on Taxation on tax valuation and related legislative matters. We believe that the tax advisory services provided by the big four accounting firms to their audit clients will be an additional area of scrutiny regarding potential conflicts, and that independent firms like us will have an opportunity to gain meaningful market share in this service area.

Corporate Finance Consulting

M&A Due Diligence.  We provide buy-side and sell-side M&A due diligence services to private equity and strategic buyers. Our client service professionals assist with the accounting, financial, commercial operational, tax and information technology aspects of the due diligence process, by developing and executing a due diligence plan that focuses on the key value drivers and risks that are critical to our clients' investment or divestiture decision. We believe our independence provides us with a competitive advantage over the big four accounting firms. In addition, we believe the collaboration with our other practice areas creates a more efficient transaction process for our clients, giving us a distinct competitive advantage.

Portfolio Valuations.  Our portfolio valuation client service professionals specialize in valuing the investment portfolios of our private equity and hedge fund clients. The majority of these portfolios are comprised of illiquid or restricted securities, including secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, as well as other derivative securities. Similar to our corporate clients, our private equity and hedge fund clients are under intense scrutiny regarding their fiduciary duties to their investors, which has prompted many of these firms to obtain outside assurances on the valuations of their investment portfolios. Conflict of interest considerations typically prevent any accounting firm which has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio. As a result, we typically do not compete with large accounting firms, such as the big four, in providing these services. We typically deliver these services on a recurring, quarterly basis. We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenues in this practice group and increase our brand equity and recognition among private equity firms and hedge funds.

Strategic Finance.  Our strategic finance practice group has developed proprietary tools and methodologies to build, review and validate financial projections and models. We believe our strategic finance services enhance the sophistication and accuracy of our clients' internal planning and budget forecasts, M&A analysis, capital allocation decisions and capital structure optimization. We also provide financial engineering services that assist clients in solving critical and complex business problems using technically sophisticated mathematical models. Services include the design and valuation of derivatives, options and other complex financial instruments.

Specialty Tax

Transfer Pricing.  Transfer pricing is a significant international tax issue facing multi-national companies. Most tax authorities require comprehensive transfer pricing documentation and have other compliance requirements, and impose severe penalties for failure to comply. Furthermore, transfer pricing presents significant tax optimization opportunities for multi-national companies. We provide a full scope of transfer pricing services to ensure that inter-company transactions comply with required arm's-lengths standards, as well as create the contemporaneous documentation that satisfies global compliance requirements.

Property Tax.  Property taxes are a significant recurring expense paid by corporations, but one of the least understood due to the complexity of the applicable tax regulations. We assist corporations in identifying opportunities for property tax savings by reviewing their property tax assessments and liabilities. Our services include negotiating assessment appeals, providing property tax due diligence for acquisitions, preparing studies to remove non-taxable embedded costs, obtaining property tax exemptions and providing general property tax consulting and compliance services.

Business Incentives.  State and local governments often offer valuable tax incentives in return for investments in their jurisdictions. Whether the planned investment will create new facilities, expand or relocate operations, penetrate new markets, result in hiring additional or replacement employees, or initiate research and development activities, business incentives in the form of tax exemptions, tax credits, project grants and other tax benefits are likely to be available at the state and local levels to offset some of these costs. Our strategic geographic network of business incentives experts provides us with specialized, local knowledge of the potential business incentives available to our clients.

Dispute and Legal Management Consulting

Dispute Consulting.  We offer a broad array of dispute consulting services to corporate clients and attorneys at many of the largest law firms in the United States. Our client service professionals typically serve as consultants who provide comprehensive support throughout all stages of the litigation process, including, on occasion, as testifying experts. We have focused our dispute consulting practice on bankruptcy and retrospective solvency, business insurance consulting, intellectual property disputes, commercial and shareholder litigation, forensic and investigative services, and purchase price disputes. Our dispute consulting practice draws on the subject matter expertise and industry experience of many of our client service professionals from across the firm, which we believe provides us with a competitive advantage over many litigation support firms which have a much narrower focus on the litigation process and do not have the same industry knowledge as us. We also maintain an external network of affiliates with whom we contract to provide testimony on an as-needed basis.

Legal Management Consulting.  We provide various services designed to enable chief legal officers, chief compliance officers and law firms to analyze and implement strategy, operations, compliance and risk management decisions. Legal management consulting services are matched to the specific needs of the client, and have encompassed technology and infrastructure planning, merger and acquisition integration, caseload management, compliance program implementation, intellectual asset management and strategy development.

Investment Banking

Our Investment Banking segment focuses on providing M&A advisory services, transaction opinions and restructuring advisory services to corporate and investor clients. A significant portion of revenues in this segment are generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction. As a result, revenues in this segment can be less predictable and more event-driven than revenues in our Financial Advisory segment. However, projects in this segment have the potential to generate higher revenue per client service professional, resulting in higher margins.

M&A Advisory Services

We provide objective valuation, structuring and negotiation services tailored to help our clients achieve their strategic goals on the best possible terms. We have developed our expertise through hundreds of sell-side, buy-side and divestiture assignments across a wide range of industries. We provide our services primarily to middle-market clients, including the portfolio companies of our private equity clients, focusing on transaction values ranging from $20 million to $1 billion.

Transaction Opinions

Our independent fairness and solvency opinions help provide boards of directors and other corporate fiduciaries with a legally defensible basis to support important corporate decisions. Our ability to offer opinions that satisfy all constituencies, including regulators, has been developed through extensive research, detailed financial analyses and a commitment to stay current on key governance and regulatory issues. In recent years, we believe our fairness opinion practice has benefited from an increase in the perceived standard of diligence required by boards of directors to adequately satisfy their fiduciary duties, particularly when faced with financial advisors who may have conflicts arising from the receipt of success-based transaction advisory or financing fees in conjunction with sell-side advisory assignments. According to Thomson Financial, in 2007, we were a top ten provider of fairness opinions and a top ten independent provider of fairness opinions in the world based on number of opinions delivered. In addition, the greater use of financial leverage in leveraged buyout transactions and the increasing number of spin-offs and leveraged recapitalizations being undertaken by corporations is driving the need for solvency opinions. Finally, we believe we are one of the leading financial advisors in transactions involving benefit plans, including employee stock ownership plans (“ESOPs”). We have a strong background in resolving the unique financial, valuation, tax and structural issues involving employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and also provide recurring ERISA/ESOP valuation services for our clients on a periodic basis.

Restructuring Advisory Services

Our restructuring client service professionals provide financial restructuring advice to all constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties. Our services include strategy, plan development and implementation, exchange offers and consent solicitations, out-of-court workouts, Chapter 11 restructurings and debtor-in-possession and exit financing advisory. Since 1984, our restructuring advisory practice, which includes our subsidiary Chanin, has advised hundreds of clients in transactions valued collectively at over $150 billion.

Our Clients

We have a client base that includes Fortune 1000 and smaller corporations, prominent law firms and leading private equity and hedge funds. Our clients operate in a broad array of industries, including automotive, consumer products, energy, financial services, healthcare, industrial products, media and entertainment, pharmaceuticals, real estate, technology, telecommunications and utilities. In 2007, we conducted over 4,700 engagements for over 2,500 clients located around the globe, including approximately 35% of the S&P 500 companies. Our top ten clients represented 9% of our revenues in 2007, and no single client accounted for more than 1.5% of our revenues in 2007.

Our Professionals

We believe our core asset is our professional staff, their intellectual capital, their professional relationships, and their dedication to providing the highest quality services to our clients. We seek talented, motivated and detail-oriented individuals with a desire to grow in a challenging, professional and diversified work environment. We believe individuals are attracted to us because we combine the stability, professionalism and client relationships of a large firm with the collaborative culture and conflict-free environment of a smaller, high growth firm, which enables our personnel to maximize their commercial potential and career development opportunities.

At December 31, 2007, we had 1,070 globally based personnel, consisting of 844 experienced and credentialed client service professionals, 79 executive assistants and 147 internal support personnel. Of our 844 client service professionals, 130 were managing directors, and 714 were directors, vice-presidents, senior associates and analysts. Most of our client service professionals have backgrounds in accounting, finance and economics. The common elements of these skill sets enables us to readily transfer staff between service lines to better manage the utilization and career development of our client service professionals. We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the big four, independent specialty consulting firms, middle market investment banks, and larger, diversified investment banks.

We consistently monitor the performance of our personnel through an annual performance management process which is designed to align performance with our business strategy, assess competency against appropriately set benchmarks and identify development needs in the context of short and long-term career aspirations. To reward performance we have implemented a reward program which aims to aggressively differentiate compensation based on performance. Our reward program includes a base pay, an incentive bonus and a variety of benefits. We also aim to align the interests of our personnel with those of the firm through significant equity ownership programs. Many of our senior client service professionals are subject to non-competition and non-solicitation covenants which, in most cases, prohibit the individual from soliciting our clients for a period of two years following termination of the person's employment with us and from soliciting our personnel for a period of two years after termination of the person's employment.

We have comprehensive training programs in place to further enhance the development of our personnel. We provide ongoing professional development through the D&P University (our annual multi-week national training event) for new client service professionals and internal courses on both technical and non-technical subjects, and support personnel in their career progression through training and development programs designed to help new and recently promoted personnel to quickly become effective in their new roles.

Business Development & Marketing

Our goal is to build a leading, global, well-recognized brand that is synonymous with high quality, financial advisory and investment banking services. We generate new business opportunities primarily based on the professional relationships of our managing directors, our reputation in the marketplace, and referrals from third party advisors, including law, accounting and investment banking firms and our corporate investor clients. Our managing directors are respected within their chosen fields and are instrumental to our business development activities. Many of our managing directors are recognized as leaders in their fields of expertise and are members of national trade boards and committees of trade associations.

Our client service professionals are encouraged to generate new business from both existing and new clients, and are rewarded with increased compensation and promotions for obtaining new business. Many of our client service professionals have published articles in industry, business opportunities, economic and legal journals and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations. In pursuing new business, our client service professionals emphasize Duff & Phelps' institutional reputation and experience, while also promoting the expertise of the particular individuals who will work on the matter. We augment the business development activities of our managing directors and other client service professionals with a centralized marketing group that provides traditional marketing services such as local advertising in business and industry periodicals, the production of marketing materials and the organization and sponsorship of seminars, trade conferences and other events.

Competition

Our competition varies by segment. Within our Financial Advisory segment, we compete primarily with the consulting practices of major accounting firms, such as the big four, and regional and global consulting companies. Within our Investment Banking segment, we compete with both boutique M&A and restructuring advisory firms as well as large, diversified investment banks. We believe the principal competitive factors in both segments include the reputation of the firm and its professionals, technical expertise and experience, the ability to rapidly deploy large teams for client engagements, geographic presence, and to a lesser extent, price.

Regulation

We, as a participant in the financial services industry, are subject to extensive regulation in the U.S., the United Kingdom and elsewhere. As a matter of public policy, regulatory bodies in the U.S. and the rest of theworld are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”), formerly known as the National Association of Securities Dealers. Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of and oversight by the SEC, FINRA, and other self-regulatory organizations which are themselves subject to oversight by the SEC. As Duff & Phelps Securities, LLC is also registered to conduct business in a substantial majority of the U.S. states, the District of Columbia and Puerto Rico, state securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC. In addition, Duff & Phelps Securities, Ltd., is registered with the Financial Services

Authority in the U.K. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other jurisdictions in which we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Duff & Phelps Securities, LLC is subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operation and profitability.

The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements, trade secret, copyright and trademark laws to protect our proprietary rights and rights of third parties from whom we license intellectual property. We also enter into confidentiality and intellectual property agreements with our personnel that limit the distribution of proprietary information. We currently have only a limited ability to protect our important intellectual property rights. Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Phoenix Life Insurance Company, we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A advisory services, corporate valuation, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses. See “Risk Factors — Risks Related to Our Business.”

Item 1A. Risk Factors

Risks Related to Our Business

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue and clients can terminate engagements with us at any time

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services. As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one period are not necessarily predictive of continued high levels of revenue in future periods. We also lose clients each year as a result of the sale or merger of a client, a change in a client's senior management, competition from other firms and other causes. As a result, our revenue could decline materially due to such changes in the volume, nature and scope of our engagements.

Further, many of our engagements depend upon transactions, disputes, or proceedings that involve our clients. Our clients may decide at any time to abandon the transaction, resolve the dispute or proceeding or file for bankruptcy. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our client service professionals working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our client service professionals' utilization depends on our ability to secure engagements on a continual basis. Accordingly, the termination or significant reduction in the scope of a single large engagement could have an immediate adverse impact on our revenues and results of operations.

The financial advisory and investment banking industries are highly competitive, and we may not be able to compete effectively

The financial advisory industry is extremely competitive, highly fragmented and subject to rapid change and we expect it to remain so in the future. The industry includes a large number of participants with a variety of skills and industry expertise, including the consulting practices of major accounting firms, financial consulting firms, technical and economic advisory firms, general management consulting firms, regional and specialty consulting firms and the internal professional resources of organizations. Our competitors vary depending on the particular practice group. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into financial advisory services are relatively low. The principal competitive factors in the financial advisory market include firm and professional reputations, client and referral source relationships, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price. Many of our competitors have greater national and international presences, as well as significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

Further, in connection with our acquisition of the CVC business, we entered into a non-competition agreement with PwC, which prohibited PwC from offering certain services that are currently offered by us. This non-competition agreement terminated in the third quarter of 2006. It is difficult to predict the effect, if any, on our business, of PwC's reentry into the marketplace. Given the relatively short period of time that has transpired since the expiration of the non-competition agreement, it is unclear to us to what extent PwC will devote its resources to its reentry into the valuation advisory marketplace and the level of success PwC may have in this marketplace. Should PwC be successful in reentering the valuation advisory marketplace, such reentry could have a material impact on our business.

The investment banking industry is extremely competitive and we expect it to remain so in the future. Most of our competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients' needs, greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally. In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the investment banking market.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations

Our business involves the delivery of professional services and is highly labor-intensive. Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition for qualified professionals in the financial advisory and investment banking industries is intense. Our continued ability to compete effectively in our business depends on our ability to attract new professionals and to retain and motivate our existing professionals. The loss of a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements. Increasing competition for these individuals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

Our inability to retain our senior management team and other key personnel would be detrimental to our business

We rely heavily on our senior management team and other key personnel, and our ability to retain them is particularly important to our business. Given the highly specialized nature of our services, these people must have a thorough understanding of our service offerings as well as the skills and experience necessary to manage an organization consisting of a diverse group of professionals. In addition, we rely on our senior management team and other key personnel to generate and market our business. Many of our key personnel do not have employment contracts with us. Any of our key personnel, including those with written employment contracts, may voluntarily terminate his or her employment with us. If one or more members of our senior management team or our other managing directors leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in securing and successfully completing engagements and managing our business properly, which could harm our business prospects and results of operations. In addition, the loss of these personnel could jeopardize our relationships with clients and result in the loss of client engagements.

Declines in the global financial markets may materially and adversely affect our business

As a financial advisory and investment banking firm, our business segments are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, revenue generated by our M&A advisory, transaction opinions and purchase price allocation practice groups is directly related to the volume and value of the M&A transactions for which we provide service. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial advisory firms seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. Our profitability could also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors beyond our control, and any one of these factors may cause a substantial decline in the global financial services markets, which could potentially result in reduced demand for our services. These factors include, among other things, economic and political conditions in the United States and elsewhere in the world, wavering corporate/consumer confidence levels, the availability of cash for investment by mutual funds and other institutional as well as retail investors, and legislative and regulatory changes. Beginning in July 2007, there has been a significant disruption in world financial markets, principally in the credit markets, which has impacted M&A activity, particularly among private equity buyers. If this disruption continues, it could adversely affect our results of operations in future periods.

Revenues from our success-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain

From time to time, primarily in our Investment Banking segment, we enter into engagement agreements under which our fees include a significant success-based component. Success-based fees are contingent on the achievement of certain goals, such as the successful completion of a transaction or restructuring. In many cases we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring, other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Because success-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. We intend to continue to enter into success-based fee arrangements and these engagements could impact our revenues to a greater extent in the future. Should success-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our Class A common stock.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our client service professionals

Our profitability depends to a large extent on the utilization and billing rates of our client service professionals in our Financial Advisory segment. Utilization of our client service professionals is affected by a number of factors, including, among other things, the number and size of client engagements, the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable, our ability to transition our client service professionals efficiently from completed engagements to new engagements, the hiring of additional client service professionals (because there is generally a transition period for new client service professionals that may result in a temporary drop in our utilization rate, which may be the result of restrictions imposed by non-compete or other similar agreements with the professional's former employer), unanticipated changes in the scope of client engagements, our ability to forecast demand for our services and thereby maintain an appropriate level of client service professionals, and conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our client service professionals in our Financial Advisory segment are also affected by a number of factors, including, among other things, our clients' perception of our ability to add value through our services, the market demand for the services we provide, introduction of new services by us or our competitors, the pricing policies of our competitors and general economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our professionals, our financial results could materially suffer.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and client service professionals as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

Fees earned in connection with assignments in the bankruptcy context may be subject to challenge and reduction

From time to time we advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenues may from time to time be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

We have incurred losses and may incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition

We incurred a net loss for the year ended December 31, 2005 and for the period from October 4 to December 31, 2007. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. We may experience a loss in one or more future periods, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next. If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our Class A common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the number, scope, and timing of ongoing client engagements, the extent to which we can reassign our client service professionals efficiently from one engagement to the next, the extent to which our client service professionals take holiday, vacation, and sick time, hiring, the extent of fee discounting or cost overruns, and other factors affecting productivity and collectability of receivables and unbilled work in process.

Because we generate a substantial portion of our revenues from advisory services that we provide on a time-and-materials basis, our revenues in any period are directly related to the number of our client service professionals, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our client service professionals during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period. In addition, we are occasionally unable to fully utilize any additional client service professionals that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenues fail to meet our projections in any quarter, that could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

Our clients may be unable to pay us for our services

Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. In addition, if a client declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Potential conflicts of interest may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that usually involve sensitive client information or are adversarial. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts, or perceived conflicts, between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of actual or perceived conflicts of interest.

Our ability to maintain and attract new business depends upon our reputation, the professional reputation of our client service professionals and the quality of our services

As a professional services firm, our ability to secure new engagements depends heavily upon our reputation and the individual reputations of our client service professionals. Any factor that diminishes our reputation or that of our client service professionals, including not meeting client expectations or misconduct by our client service professionals, could make it substantially more difficult for us to attract new engagements and clients. Similarly, because we obtain many of our new engagements from former or current clients or from referrals by those clients or by law, accounting or investment banking firms with whom we have worked in the past, any client that questions the quality of our work or that of our client service professionals could impair our ability to secure additional new engagements and clients.

Our intellectual property rights in our Duff & Phelps name are important, and any inability to use that name could negatively impact our ability to build brand identity

We believe that establishing, maintaining and enhancing the Duff & Phelps name is important to our business. Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Phoenix Life Insurance Company, we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A services, corporate valuations, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses. It is possible that we and Phoenix Duff & Phelps Corporation could disagree on whether certain types of our businesses are covered by the name use agreement. If Phoenix Duff & Phelps Corporation were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted. In addition, if Phoenix Duff & Phelps Corporation is involved in any misconduct or illegal act, our reputation could be negatively impacted.

Our engagements could result in professional liability, which could be very costly and hurt our reputation

Our engagements typically involve complex analysis and the exercise of professional judgment. As a result, we are subject to the risk of professional liability. If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees. Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management and could damage our reputation. In addition, third parties may allege reliance on our work which could expose us to additional lawsuits and potential liability. We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services. Even if these limiting provisions are included in an engagement agreement, they may not protect us or may not be enforceable under some circumstances. In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense. For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our professional liability coverage. If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our restructuring advisory business' revenue could suffer

We provide various financial restructuring and related advice to companies in financial distress or to their creditors or other stakeholders. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code, which requires that a “disinterested person” be employed in a restructuring, has been modified pursuant to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. The “disinterested person” definition of the U.S. Bankruptcy Code had historically disqualified certain of our competitors, but had not often disqualified us from obtaining a role in restructurings because we are not an underwriter of securities or lender. However, the 2005 amendment to the “disinterested person” definition allows underwriters of securities to compete for restructuring engagements, as well as for the recruitment and retention of restructuring professionals. If our competitors are retained in new restructuring engagements, our restructuring advisory business, and thereby our results of operations, could be adversely affected.

Legal and regulatory restrictions on our clients may reduce the demand for our services

New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our businesses. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in regulation could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

Changes in laws, regulations or accounting standards may adversely affect our business

As an independent financial advisory firm, we have benefited from the enactment of the Sarbanes-Oxley Act, which substantially limits the scope of non-audit services that public accounting firms, such as the big four, can provide to their audit clients. Additionally, we have benefited from increased sensitivity among investors, managers and boards to auditor conflicts, which we believe has limited the engagement of public accounting firms to perform even permissible non-audit services. However, changes in the federal securities laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws, as a result of changes in political appointments or priorities or for other reasons, or reduced sensitivity among investors, managers and boards to auditor conflicts, could substantially reduce the limitations on public accounting firms to provide non-audit services, including the services that we provide or may provide in the future. Increased competition from accounting firms could materially adversely affect our financial condition and results of operations. Conversely, it is possible that increased sensitivity among investors or changes in regulations could lead to limits that would adversely impact us by creating real or perceived `conflicts` among the various services we provide to our clients.

Further, the demand for a substantial portion of our business is generated by financial reporting requirements under U.S. Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards (“IFRS”). For example, the demand for our purchase price allocation services is primarily driven by the requirement under SFAS 141 that, in a business combination, the acquiring company allocates the purchase price to individual tangible assets as well as intangible assets and liabilities, based on fair value. Therefore, the demand for our services could decrease as a result of any future changes in accounting standards and our financial condition and results of operation could be materially adversely affected by any future changes in accounting standards.

We are subject to extensive regulation in the financial services industry

We participate in the financial services industry, and are subject to extensive regulation in the United States, the United Kingdom and elsewhere. Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of FINRA. Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of, and oversight by the SEC, FINRA, and other self-regulatory organizations which are themselves subject to oversight by the SEC. State securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC. Duff & Phelps Securities, Ltd., our subsidiary, is registered with the Financial Services Authority in the United Kingdom. Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. In addition, as a result of highly publicized financial scandals, the environment in which we operate may be subject to further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business. See “ — Legal and regulatory restrictions on our clients may reduce the demand for our services” and “Business — Regulation.”

Our operations and infrastructure may malfunction or fail

Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. We do not have fully redundant systems, and our disaster recovery plan does not include restoration of all services. Nearly all of our personnel in our primary locations work in close proximity to each other. If a disruption occurs in one location and our personnel in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients and customers may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients’ or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our historical financial information may not be comparable to our results for future periods

The historical financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial position and cash flows. For example, our historical financial data does not reflect the CVC, Chanin or Rash acquisitions prior to the dates of such acquisitions.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses. The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations. If we acquire a business, such as our acquisitions of CVC, Chanin and Rash, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability

We have grown significantly in recent years, increasing the number of our client service professionals from 509 at December 31, 2005 to 844 at December 31, 2007. As we continue to increase the number of our client service professionals, we may not be able to successfully manage a significantly larger workforce. Additionally, our significant growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future. To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and could adversely affect our profitability if we do not generate increased revenues to offset the costs.

Expanding our service offerings or number of offices may not be profitable and our failure to manage expansion successfully could adversely affect our revenues and results of operations

We may choose to develop new service offerings or open new offices because of market opportunities or client demands. Developing new service offerings involves inherent risks, including our inability to estimate demand for the new service offerings, competition from more established market participants, a lack of market understanding, and unanticipated expenses to recruit and hire qualified client service professionals and to market and provide our new service offerings.

In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new client service professionals into our culture as well as assessing the demand in the applicable market. Expansion creates new and increased management and training responsibilities for our professionals. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. New responsibilities and demands may adversely affect the overall quality of our work. If we cannot manage the risks associated with new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.

Our international operations create special risks

We intend to continue our international expansion, and our international revenues could account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, including greater difficulties in managing and staffing foreign operations, cultural differences that result in lower utilization, currency fluctuations that adversely affect our financial position and operating results, unexpected changes in trading policies, regulatory requirements, tariffs and other barriers, greater difficulties in collecting accounts receivable, longer sales cycles, restrictions on the repatriation of earnings, potentially adverse tax consequences, such as trapped foreign losses, less stable political and economic environments, and civil disturbances or other catastrophic events that reduce business activity. If our international revenues increase relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Employee misconduct could harm us and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our business often requires that we deal with confidences of the greatest significance to our clients, the improper use of which may have a material adverse impact on our clients. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases. Any breach of our clients' confidences as a result of employee misconduct could impair our ability to attract and retain clients.

Risks Related to Our Organization and Structure

Our only material asset is our ownership of D&P Acquisitions, and we are accordingly dependent upon distributions from D&P Acquisitions to pay dividends, if any, taxes and other expenses

D&P Corporation is a holding company and has no material assets other than its ownership of New Class A Units. D&P Corporation has no independent means of generating revenue. We intend to cause D&P Acquisitions to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us. To the extent that we need funds, and D&P Acquisitions is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

D&P Corporation is controlled by the existing unitholders of D&P Acquisitions, whose interests may differ from those of our public shareholders

The existing unitholders of D&P Acquisitions currently control approximately 61% of the combined voting power of our Class A and Class B common stock. Accordingly, the existing unitholders of D&P Acquisitions, if voting in the same manner, have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.

In addition, the existing unitholders of D&P Acquisitions currently own approximately 61% of the New Class A Units. Because they hold their ownership interest in our business through D&P Acquisitions, rather than through the public company, these existing unitholders may have conflicting interests with holders of our Class A common stock. For example, the existing unitholders of D&P Acquisitions may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement (See “Tax Receivable Agreement” in Note 2 of the Notes to Consolidated Financial Statements). In addition, the structuring of future transactions may take into consideration these existing unitholders' tax considerations even where no similar benefit would accrue to us.

We are required to pay the existing unitholders of D&P Acquisitions for certain tax benefits we may claim arising in connection with the IPO Transactions

We are treated for U.S. federal income tax purposes as having directly purchased membership interests in D&P Acquisitions from the existing unitholders in connection with the Redemption. In the future, additional New Class A Units may be exchanged for shares of our Class A common stock. As a result of both this initial purchase and these additional exchanges of New Class A Units, we are and will be entitled to a proportionate share of D&P Acquisitions' existing tax basis for its assets, and are and we will also become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire those units and that proportionate share. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with the existing unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions' tax basis in its goodwill and similar intangible assets on the date of the Redemption, including any portion of that tax basis arising from its liabilities on the date of the Redemption, and (ii) the tax basis adjustments referred to above. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions' assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the Redemption and future exchanges, and the amount and timing of our income, we expect that during the anticipated term of the tax receivable agreement, the payments that we may make to the existing unitholders of D&P Acquisitions could be substantial. Payments under the tax receivable agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement. In addition, the tax receivable agreement will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

Were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, the existing unitholders of D&P Acquisitions will not reimburse us for any payments

Sthat may previously have been made under the tax receivable agreement, except that excess payments made to an existing unitholder are netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the existing unitholders of D&P Acquisitions under the tax receivable agreement in excess of our cash tax savings. Our ability to achieve benefits from any tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Lovell Minnick and Vestar

Lovell Minnick and Vestar and their affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business. Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and Lovell Minnick and Vestar, on the other hand. As set forth in our amended and restated certificate of incorporation, neither Lovell Minnick nor Vestar, nor any director, officer, stockholder, member, manager or employee of Lovell Minnick or Vestar has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of Lovell Minnick or Vestar may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Lovell Minnick or Vestar to themselves or their other affiliates instead of to us.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our shareholders

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. If the market price of our Class A common stock declines significantly, stockholders may be unable to sell their Class A common stock at or above their purchase price, if at all. We cannot make any assertions that the market price of our Class A common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock after this offering; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the financial advisory industry generally or individual scandals, specifically; and general market and economic conditions.

Our Class A common stock price may decline due to the large number of shares eligible for future sale and for exchange into Class A common stock

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2007, we had 34,214,238 shares of outstanding Class A common stock on a fully diluted basis, assuming that all the New Class A Units outstanding after giving effect to the IPO Transactions held by existing unitholders of D&P Acquisitions are exchanged into shares of our Class A common stock.

The existing unitholders of D&P Acquisitions have entered into an Exchange Agreement with D&P Acquisitions under which, from time to time, typically once a quarter, they will have the right to exchange with D&P Acquisitions their New Class A Units for shares of our Class A common stock on a one-for-one basis, subject to notice requirements and minimum retained ownership requirements, and subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Exchange Agreement generally provides that (i) certain of our existing unitholders, including Vestar and Lovell Minnick, may elect to exchange with D&P Acquisitions 100% of their New Class A Units into shares of our Class A common stock after March 25, 2008, the end of the 180-day lock-up period following the date of the IPO (unless extended as provided in the Exchange Agreement); (ii) our executive unitholders may elect to exchange with D&P Acquisitions up to 20% of their New Class A Units into shares of our Class A common stock after the first anniversary of this offering, 40% of such New Class A Units after the second anniversary of the IPO, 60% of such New Class A Units after the third anniversary of the IPO, and 100% of such New Class A Units after the fourth anniversary of this offering, subject to the notice requirement; and (iii) our non-executive unitholders may elect to exchange with D&P Acquisitions up to one-third of their New Class A Units into shares of our Class A common stock after the first anniversary of the IPO, two-thirds of such New Class A Units after the second anniversary of the IPO, and 100% of such New Class A Units after the third anniversary of the IPO, subject to the notice requirements. As a result of the IPO Transactions and subsequent forfeitures, the existing unitholders of D&P Acquisitions hold 21,052,553 New Class A Units as of March 19, 2008, all of which will be potentially exchangeable with D&P Acquisitions for shares of our Class A common stock. These shares of Class A common stock and the shares of Class A common stock purchased by Shinsei in the Shinsei Investment, are “restricted securities,” as defined in Rule 144 of the Securities Act of 1933, as amended (“Rule 144”). However, effective upon the consummation of the IPO, we entered into a registration rights agreement with certain unitholders of D&P Acquisitions and Shinsei that requires us, under certain circumstances, to register under the Securities Act of 1933, as amended (“Securities Act”) these shares of Class A common stock.

Anti-takeover provisions in our charter documents and Delaware law could delay or prevent a change in control

Our certificate of incorporation and by-laws may delay or prevent a merger or acquisition that a stockholder may consider favorable by permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, and placing limitations on convening stockholder meetings. In addition, we are subject to provisions of the Delaware General Corporation Law that restrict certain business combinations with interested stockholders. These provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act and the New York Stock Exchange rules promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We will need to hire more staff to comply with these requirements, which will increase our costs.

These rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently have offices located in 23 cities across the U.S., Europe and Asia. Our current principal executive office, which we occupied commencing in June 2007, is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023. Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in many of our practice groups and in both reporting segments.

We also occupy leased facilities for our other offices under non-cancelable operating leases that expire at various dates through 2021 and that include fixed or minimum payments, plus, in some cases, scheduled base rent increases over the terms of the lease. We believe our current facilities are adequate to meet our needs and that additional facilities are available for lease to meet future needs.

Item 3. Legal Proceedings

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Use of Proceeds from IPO

Upon consummation of the IPO and the Shinsei Investment (See “Significant Transactions — Shinsei Investment and Initial Public Offering”), D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140.5 million of New Class A Units held by existing unitholders of D&P Acquisitions, $35.0 million to repay borrowings and approximately $11.0 million for general corporate purposes.

Price Range of D&P Corporation Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange and is traded under the symbol “DUF.” The initial public offering price was $16.00 per share. At the close of business on March 19, 2008, there were 346 Class A common stockholders of record. A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Common Stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since September 28, 2007, the date that our Class A common stock began trading on the NYSE, as reported on the NYSE:

	Sales Price
	High	Low
Year Ended December 31, 2008
First Quarter (Through March 19, 2008)	$19.71	$10.62
Year Ended December 31, 2007
Fourth Quarter	$21.75	$18.50
Third Quarter (Since September 28, 2007)	19.20	17.00

Dividend Policy

We have not paid any cash dividends. Currently, we intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2007. All equity compensation plans have been approved by the shareholders.

Plan Category	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options,Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2007 Omnibus Stock Plan(1)	2,127,271	$16.00	4,021,479

(1)	Includes 2,066,311 shares of common stock issuable upon vesting of outstanding options and 60,960 shares of restricted stock granted under our 2007 Omnibus Stock Plan. The weighted average exercise price shown relates solely to the options granted. The restricted stock awards issued, by their nature, have no exercise price.

Stock Performance Graph

The following graph compares the cumulative three-month total return to shareholders on Duff & Phelps Corporation's Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of seven companies that includes: CRA International, Inc.; Evercore Partners, Inc.; FTI Consulting, Inc.; Greenhill & Company, Inc.; Huron Consulting Group, Inc.; LECG Corporation and Navigant Consulting, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on September 28, 2007 and its relative performance is tracked through December 31, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/07	10/07	11/07	12/07
Duff & Phelps Corporation	100.00	115.53	108.39	107.25
Russell 2000	100.00	102.87	95.48	95.42
Peer Group	100.00	108.60	108.30	111.62

Item 6. Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented. For more information on our historical financial information, pro forma financial information of aggregated results and Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplemental Data.”

	Successor	Predecessor				Initial Predecessor(1)
	Period from October 4 to December 31, 2007(2)	Period from January 1 to October 3, 2007	Year Ended December 31, 2006(3)	Year Ended December 31, 2005(4)	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	Year Ended December 31, 2003
Revenues	$87,883	$253,275	$246,742	$73,926	$24,995	$3,881	$23,023
Reimbursable expenses	2,824	9,946	12,526	4,313	1,339	272	1,197
Total revenues	90,707	263,221	259,268	78,239	26,334	4,153	24,220
Direct client service costs
Compensation and benefits(5)	71,141	158,748	146,926	44,387	15,545	2,861	14,456
Other direct client service costs	1,440	2,307	1,034	145	267	19	—
Acquisition retention expenses	217	2,035	6,003	11,695	—	—	—
Reimbursable expenses	2,586	10,079	12,685	4,541	1,339	272	1,197
	75,384	173,169	166,648	60,768	17,151	3,152	15,653
Operating expenses
Selling, general and administrative(6)	25,308	70,946	68,606	22,246	5,212	1,466	6,095
Depreciation and amortization	2,384	6,754	7,702	3,186	1,237	113	730
Merger and acquisition costs	—	—	—	2,138	—	—	—
	27,692	77,700	76,308	27,570	6,449	1,579	6,825
Operating (loss)/income	(12,369)	12,352	16,312	(10,099)	2,734	(578)	1,742
Other expense/(income)
Interest income	(763)	(1,306)	(556)	(137)	(43)	(3)	(12)
Interest expense	1,426	5,494	5,911	1,661	299	31	182
Other expense/(income)	369	215	(243)	542	—	—	—
	1,032	4,403	5,112	2,066	256	28	170
(Loss)/income before non-controlling interest and income taxes	(13,401)	7,949	11,200	(12,165)	2,478	(606)	1,572
Non-controlling interest	(8,225)	—	—	—	—	—	—
Provision for income taxes	1,176	1,051	701	330	63	12	—
Net (loss)/income	$(6,352)	$6,898	$10,499	$(12,495)	$2,415	$(618)	$1,572
Basic and diluted loss per share of Class A common stock	$(0.49)
Other Financial Data:
Adjusted EBITDA(7)	$16,373	$52,570	$44,051	$10,836	$3,971	$(465)	$2,472

(1)	D&P Acquisitions was formed on September 30, 2005. Prior to that date, this financial information represents the operations of Duff & Phelps, LLC. Prior to March 15, 2004, Duff & Phelps, LLC was a majority-owned subsidiary of Webster. Webster owned approximately 73% of Duff & Phelps, LLC’s outstanding equity interests. On March 15, 2004, Webster sold its interests in Duff & Phelps, LLC to an investor group consisting of management and Lovell Minnick. That transaction constituted a change of control and required purchase accounting revaluation of Duff & Phelps, LLC’s assets and liabilities. Accordingly, this financial information reflects results of operations before and after the impact of the March 15, 2004 transaction.
(2)	Includes the results of Rash from October 31, 2007.
(3)	Includes the results of Chanin from October 31, 2006.
(4)	Includes the results of CVC from September 30, 2005.
(5)	Includes $23,806 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $23,187 for the period from January 1 to October 3, 2007; and $10,244 and $2,113 for the years ended December 31, 2006 and 2005, respectively.
(6)	Includes $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $8,241 for the period from January 1 to October 3, 2007; and $3,790 and $1,803 for the years ended December 31, 2006 and 2005, respectively.
(7)	Adjusted EBITDA is a non-GAAP financial measure. See following reconciliation:

Adjusted EBITDA Reconciliation
(Dollars in Thousands)

	Successor	Predecessor				Initial Predecessor(1)
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from March 15 to December 31, 2004	Period from January 1 to March 14, 2004	Year Ended December 31, 2003
Net income/(loss)	$(6,352)	$6,898	$10,499	$(12,495)	$2,415	$(618)	$1,572
Provision for income taxes	1,176	1,051	701	330	63	12	—
Interest income	(763)	(1,306)	(556)	(137)	(43)	(3)	(12)
Interest expense	1,426	5,494	5,911	1,661	299	31	182
Other (income)/expense	369	215	(243)	542	—	—	—
Depreciation and amortization	2,384	6,754	7,702	3,186	1,237	113	730
Acquisition related expenses	216	2,036	6,003	11,695	—	—	—
Equity based compensation associated with Legacy Units and IPO Options included in compensation and benefits	23,784	23,187	10,244	2,113	—	—	—
Equity based compensation associated with Legacy Units and IPO Options included in selling, general and administrative	2,358	8,241	3,790	1,803	—	—	—
Merger and acquisition costs	—	—	—	2,138	—	—	—
Non-controlling interest	(8,225)	—	—	—	—	—	—
Adjusted EBITDA(2)	$16,373	$52,570	$44,051	$10,836	$3,971	$(465)	$2,472

(1)	D&P Acquisitions was formed on September 30, 2005. Prior to that date, this financial information represents the operations of Duff & Phelps, LLC. Prior to March 15, 2004, Duff & Phelps, LLC was a majority-owned subsidiary of Webster. Webster owned approximately 73% of Duff & Phelps, LLC’s outstanding equity interests. On March 15, 2004, Webster sold its interests in Duff & Phelps, LLC to an investor group consisting of management and Lovell Minnick. That transaction constituted a change of control and required purchase accounting revaluation of Duff & Phelps, LLC’s assets and liabilities. Accordingly, this financial information reflects results of operations before and after the impact of the March 15, 2004 transaction.
(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and the IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given our recent level of acquisition activity and related capital investments and one time equity grants associated with acquisitions (which we do not expect to incur at the same levels in the future) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units of D&P Acquisitions, and IPO Options included in “Compensation and benefits”, (g) equity-based compensation associated with Legacy Units of D&P Acquisitions and IPO Options included in “selling, general & administrative”, (h) merger & acquisition costs and (i) non-controlling interest.

This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

Other Operating Data

	(a) & (b) Aggregated(1)	(a) Successor	Predecessor
			(b)
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Average client service professionals
Financial Advisory	634	717	613	506	103
Investment Banking	101	98	102	88	93
Total	735	815	715	594	196
End of period client service professionals
Financial Advisory	746	746	673	553	425
Investment Banking	98	98	100	118	84
Total	844	844	773	671	509
Revenue per client service professional (in thousands)
Financial Advisory	$409	$96	$311	$374	$344
Investment Banking	808	195	613	651	424
Total revenue per client service professional	464	108	354	415	377
Financial Advisory utilization rate(2)	69.0%	N/A	N/A	68.1%	71.4%
Financial Advisory rate-per-hour(3)	$323	N/A	N/A	$300	$264

Consolidated Balance Sheet Data
(Dollars in Thousands)

	As of December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$90,243	$59,132	$12,134	$12,282	$3,298
Total assets	404,513	268,031	181,292	30,591	9,154
Total debt	43,181	77,997	48,750	8,570	3,549
Non-controlling interest	111,979	—	—	—	—
Total liabilities	223,030	174,013	97,176	17,241	8,795
Total redeemable units	—	91,973	92,053	—	—
Total unitholders' equity/(deficit)	—	2,045	(7,937)	13,350	359
Total stockholders' equity	69,504	—	—	—	—

(1)	Represents aggregated Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.
(2)	The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (except certain professionals associated with Rash, the Company’s wholly owned subsidiary) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(3)	Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

References to “D&P Corporation,” the “Company,” and “Successor” refer subsequent to the IPO and related transactions described below to Duff & Phelps Corporation, a Delaware corporation incorporated in 2007, and its consolidated subsidiaries. These references (other than “Successor”) refer prior to the IPO and related transactions to Duff & Phelps Acquisitions, LLC and Subsidiaries (“D&P Acquisitions” or “Predecessor”).

D&P Corporation, a Delaware corporation, was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of common equity. D&P Corporation has not engaged in any business or other activities except in connection with its formation and the IPO. On September 27, 2007, a registration statement relating to shares of Class A common stock of D&P Corporation was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007.

As a result of the IPO and certain other recapitalization transactions, D&P Corporation became the sole managing member of and has a controlling interest in D&P Acquisitions. D&P Corporation’s only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P Corporation operates and controls all of the business and affairs of D&P Acquisitions and consolidates the financial results of D&P Acquisitions into D&P Corporation’s consolidated financial statements effective as of the close of business on October 3, 2007.

The following table sets forth the selected historical financial data for the Company for all periods presented. The results of operations and following discussion present an aggregation of certain periods to help provide a full-year presentation of our results for comparability purposes. These aggregated results are a non-GAAP financial measure. For example, the Predecessor period from January 1 to October 3, 2007 (pre-IPO) is combined with the Successor period from October 4 to December 31, 2007 (post-IPO) to present results for the year ended December 31, 2007 (collectively, “Aggregated” or “year ended December 31, 2007”). Management reviews aggregated results when it analyzes operating trends and results. These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately.

Consolidated Statements of Operations
(In Thousands, Except per Share Data)

			Predecessor
	(a) + (b) Aggregated(1)	(a) Successor	(b)
	Year Ended December 31, 2007(2)	Period from October 4 to December 31, 2007(2)	Period from January 1 to October 3, 2007	Year Ended December 31, 2006(3)	Year Ended December 31, 2005(4)
Revenues	$341,158	$87,883	$253,275	$246,742	$73,926
Reimbursable expenses	12,770	2,824	9,946	12,526	4,313
Total revenues	353,928	90,707	263,221	259,268	78,239
Direct client service costs
Compensation and benefits(5)	229,889	71,141	158,748	146,926	44,387
Other direct client service costs	3,747	1,440	2,307	1,034	145
Acquisition retention expenses	2,252	217	2,035	6,003	11,695
Reimbursable expenses	12,665	2,586	10,079	12,685	4,541
	248,553	75,384	173,169	166,648	60,768
Operating expenses
Selling, general and administrative(6)	96,254	25,308	70,946	68,606	22,246
Depreciation and amortization	9,138	2,384	6,754	7,702	3,186
Merger and acquisition costs	—	—	—	—	2,138
	105,392	27,692	77,700	76,308	27,570
Operating (loss)/income	(17)	(12,369)	12,352	16,312	(10,099)
Other expense/(income)
Interest income	(2,069)	(763)	(1,306)	(556)	(137)
Interest expense	6,920	1,426	5,494	5,911	1,661
Other expense/(income)	584	369	215	(243)	542
	5,435	1,032	4,403	5,112	2,066
(Loss)/income before non-controlling interest and income taxes	(5,452)	(13,401)	7,949	11,200	(12,165)
Non-controlling interest	(8,225)	(8,225)	—	—	—
Provision for income taxes	2,227	1,176	1,051	701	330
Net income/(loss)	$546	$(6,352)	$6,898	$10,499	$(12,495)
Basic and diluted loss per share of Class A common stock		$(0.49)
Other Financial Data:
Adjusted EBITDA(7)	$68,943	$16,373	$52,570	$44,051	$10,836

Consolidated Results of Operations (Continued)
Operating Results by Segment on an Aggregated Basis
(In Thousands, Except per Share Data)

			Predecessor
	(a) + (b) Aggregated(1)	(a) Successor	(b)
	Year Ended December 31, 2007(2)	Period from October 4 to December 31, 2007(2)	Period from January 1 to October 3, 2007	Year Ended December 31, 2006(3)	Year Ended December 31, 2005(4)
Financial Advisory
Revenues (excluding reimbursables)	$259,569	$68,821	$190,748	$189,486	$35,460
Segment operating income	43,174	12,177	30,997	27,045	5,846
Segment operating income margin	16.6%	17.7%	16.3%	14.3%	16.5%
Investment Banking
Revenues (excluding reimbursables)	$81,589	$19,062	$62,527	$57,256	$38,466
Segment operating income	25,664	3,959	21,705	17,165	5,217
Segment operating income margin	31.5%	20.8%	34.7%	30.0%	13.6%
Total
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742	$73,926
Segment operating income	$68,838	$16,136	$52,702	$44,210	$11,063
Net client reimbursable expenses	105	238	(133)	(159)	(228)
Equity-based compensation associated with legacy units and IPO options	(57,570)	(26,142)	(31,428)	(14,034)	(3,916)
Depreciation and amortization	(9,138)	(2,384)	(6,754)	(7,702)	(3,186)
Acquisition retention expense	(2,252)	(217)	(2,035)	(6,003)	(13,832)
Operating (loss)/income	$(17)	$(12,369)	$12,352	$16,312	$(10,099)

(1)	Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.
(2)	Includes the results of Rash from October 31, 2007.
(3)	Includes the results of Chanin from October 31, 2006.
(4)	Includes the results of CVC from September 30, 2005.
(5)	Includes $46,993 of equity-based compensation for the year ended December 31, 2007; $23,806; for the period from October 4, 2007 to December 31, 2007; $23,187 for the period from January 1 to October 3, 2007; and $10,244 and $2,113 for the years ended December 31, 2006 and 2005, respectively.
(6)	Includes $11,097 of equity-based compensation for the year ended December 31, 2007; $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $8,241 for the period from January 1 to October 3, 2007; and $3,790 and $1,803 for the years ended December 31, 2006 and 2005, respectively.

(7)	Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation
(Dollars in Thousands)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income/(loss)	$546	$(6,352)	$6,898	$10,499	$(12,495)
Provision for income taxes	2,227	1,176	1,051	701	330
Interest expense	(2,069)	(763)	(1,306)	(556)	(137)
Interest income	6,920	1,426	5,494	5,911	1,661
Other (income)/expense	584	369	215	(243)	542
Depreciation and amortization	9,138	2,384	6,754	7,702	3,186
Acquisition related expenses	2,252	216	2,036	6,003	11,695
Equity based compensation associated with Legacy Units and IPO Options included in compensation and benefits	46,970	23,784	23,187	10,244	2,113
Equity based compensation associated with Legacy Units and IPO Options included in selling, general and administrative	10,600	2,358	8,241	3,790	1,803
Merger and acquisition costs	—	—	—	—	2,138
Non-controlling interest	(8,225)	(8,225)	—	—	—
Adjusted EBITDA(2)	$68,943	$16,373	$52,570	$44,051	$10,836

(1)	Represents aggregated Predecessor and Successor results for the period presented (sum of columns (a) and (b)). The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.
(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and the IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given our recent level of acquisition activity and related capital investments and one time equity grants associated with acquisitions (which we do not expect to incur at the same levels in the future) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units of D&P Acquisitions, and IPO Options included in “Compensation and benefits”, (g) equity-based compensation associated with Legacy Units of D&P Acquisitions and IPO Options included in “selling, general & administrative”, (h) merger & acquisition costs and (i) non-controlling interest.

This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

Revenues

We generate revenues from financial advisory and investment banking services. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. We recognize revenues when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured.

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

We have engagements for which the revenues are contingent on successful completion of the project, which would include, for example, “success fees” associated with our M&A advisory and restructuring businesses. Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured. Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered.

We have engagements to perform restructuring advisory services for which we are entitled to and record a monthly fee when services are rendered and collectability is reasonably assured. Revenues from restructuring advisory engagements that are performed with respect to cases in bankruptcy court are typically recognized one-two months in arrears from the month in which the services were performed unless there are objections and/or holdbacks mandated by court instructions.

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

Reimbursable Expenses

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and third-party costs are included as a component of total revenues. Expense reimbursements that are billable to clients are included in total revenues, and typically an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time-and-materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. We manage our business on the basis of revenue before reimbursable expenses. We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients.

Direct Client Service Costs

Compensation and Benefits

Our most significant expenses are costs classified as direct client service costs. These direct client service costs include salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for client service professionals. During 2007, we have accrued performance bonuses based on actual performance and client service gross margin targets in each period for our Financial Advisory and Investment Banking segments. During 2006 and 2005, we accrued performance bonuses based on forecasts for the full year, as may be adjusted from time to time, without giving effect to actual performance in the current reported period. As such, derivation of compensation and benefits may not be comparable for intra-year periods between years.

Other Direct Client Service Costs

In certain cases we incur fees paid to independent contractors that we retain to supplement full-time personnel, typically on an as-needed basis for specific client engagements. From time to time, we also incur expenses, including those relating to travel, other out-of-pocket expenses and third-party costs to perform specific client engagement that are not billable to clients.

Acquisition Retention Expenses

We also incur compensation expense in connection with deferred payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005. The offers of employment to these employees included retention payments of $9.8 million paid in November 2005 and $11.4 million payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by us as of the anniversary date. Retention payments to certain individuals may be accelerated if such individuals are terminated without cause. For the year ended December 31, 2007 and 2006, we paid a total of $3.3 million and $4.1 million, respectively, to such employees.

We recognize the expenses associated with these payments on a graded-tranche basis, whereby the first anniversary payment is recognized over the first 12 months since the CVC acquisition, the second anniversary payment is recognized over the first 24 months since the CVC acquisition, and the third anniversary payment is recognized over the 36-month period since the CVC acquisition, adjusted for any terminations that may result in an accelerated payment.

At December 31, 2007, we owed a remainder of $2.5 million. This amount was accrued at December 31, 2007. There will be $0.9 million of remaining expense associated with these deferred payments in 2008.

Operating Expenses

Our operating expenses include selling, general and administrative expenses, which consist of salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for our corporate and administrative personnel, costs for occupancy, technology and communications, marketing and business development, recruiting, training, professional fees, depreciation and amortization and other operating expenses. In addition, during the three years ended December 31, 2007, operating expenses include costs associated with the CVC acquisition not otherwise included in “Acquisition Retention Expenses” described above.

Equity-Based Compensation

Direct client service costs and selling, general and administrative expenses include equity-based compensation with respect to (a) grants of Legacy Units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions, (b) options to purchase shares of our Class A Common Stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards issued in connection with our ongoing long-term compensation program (“Ongoing RSAs”).

Information with respect to the equity compensation expense by equity award is set forth in the table below:

Summary of Equity Based Compensation Expense
(In Thousands)

	Successor			Predecessor
	Period from October 4 to December 31, 2007			Period from January 1 to October 3, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$22,575	$1,811	$24,386	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034	$2,113	$1,803	$3,916
IPO Options	1,209	547	1,756	—	—	—	—	—	—	—	—	—
Ongoing RSAs	22	498	520	—	—	—	—	—	—	—	—	—
Total	$23,806	$2,856	$26,662	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034	$2,113	$1,803	$3,916

Legacy Units

We have accounted for equity-based compensation for the Legacy Units in accordance with the fair value provisions of SFAS 123(R) for the three years ended December 31, 2007. For the three years ended December 31, 2007, principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, periodic business enterprise valuations of D&P Acquisitions were performed. The business enterprise valuations were determined by various methodologies including the discounted future earnings method, the merger and acquisition method, and the guideline public company method, on a weighted and blended basis. The various classes of Legacy Units of D&P Acquisitions were then modeled as call options with distinct claims on the assets of D&P Acquisitions. The characteristics of the Legacy Unit classes, as determined in the D&P Acquisitions' limited liability company agreement and unit grant agreements, determine the uniqueness of each unit's claim on D&P Acquisitions' assets relative to each other and the other components of D&P Acquisitions' capital structure. Periodic valuations were performed during 2006 and as of March 31, 2007, June 30, 2007 and the date of the IPO, in order to properly recognize equity-based compensation. Following the completion date of the IPO on October 3, 2007, the Legacy Units are no longer subject to the repurchase provisions contained in the 2nd LLC Agreement, and as such, liability accounting for such Legacy Units (as described below) is no longer applied.

During 2006, our periodic business enterprise valuations increased as a result of the following significant factors:

•	Our positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, its revenues before reimbursable expenses for the years ended December 31, 2005 and December 31, 2006 increased from $73.9 million to $246.7 million, respectively. In addition, over the course of the period, we conducted periodic re-forecasts of our full-year results for 2006, which typically resulted in revised forecasts that were higher relative to the initial budget for the year.
•	Meaningful progress with respect to development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between us and McGraw-Hill subsequent to the CVC acquisition.
•	Entry into new service offerings and geographies, including the acquisition of Chanin (enabling us to expand our service offering to include financial restructuring advice to constituencies in the business reorganization process), further diversifying our business and geographic mix and enhancing our prospects for future growth.
•	Increases in multiples of earnings of several of our comparable publicly traded peers.
•	Greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company’s equity securities.

During the period from January 1, 2007 through October 3, 2007 (the date of the completion of our IPO after which liability accounting no longer applied) our periodic business enterprise valuations increased as a result of the following significant factors:

•	Our positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, our revenues before reimbursable expenses for the 12-month periods ended December 31, 2006 and September 30, 2007 (the quarter immediately prior to our IPO) increased from $246.7 million to $324.6 million, respectively. In addition, over the course of the period, we conducted a re-forecast of our full-year results for 2007, which resulted in a revised forecast that was higher relative to the initial budget for the year;
•	Completion of the development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between us and McGraw-Hill subsequent to the CVC acquisition. We believe that the creation of our stand-alone infrastructure has and will continue to result in cost-savings and increased flexibility relative to being a party to the transitional services agreement;
•	Continued expansion of service offerings and geographies, including the opening or ramp-up of new offices in Munich, Paris and Zurich, further diversifying our business and geographic mix and enhancing our prospects for future growth;
•	Increases in multiples of earnings of certain of our comparable publicly traded peers; and
•	Greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of our equity securities.

The equity unit valuations included the key assumptions presented in the table below in determining fair value as of December 31, 2007, October 3, 2007 and December 31, 2006:

	New Class A Units	Legacy Units
	December 31, 2007	October 3, 2007	December 31, 2006
Asset volatility	22%	22%	45%
Expected dividends	None	None	None
Risk-free rate	5.20%	5.20%	5.00%
Expected term of units	0 years	0 years	0.8 years

The Legacy Class C, D, E, and G Units issued to individuals as long-term incentive compensation were not options, but rather fully participating Units in D&P Acquisitions. The Legacy C, D and G Units, as well as a majority of the Legacy E Units, were issued to individuals for future services in connection with the CVC and Chanin acquisitions, and therefore were one-time in nature.

The Legacy Class C, D, and E Units contained certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios. These provisions were invoked during 2006 and D&P Acquisitions established a policy to repurchase Units upon these occurrences. As a result, during the years ended December 31, 2007 and 2006, the expense recognition for the Legacy C, D, and E Units was under variable (also referred to as `liability`) accounting until the award is settled, as per SFAS 123(R). Settlement occurs at the time of exercise, forfeiture, repurchase, or at the point in time where the unitholder has borne sufficient risks and rewards of equity ownership, also defined as six months and one day post-vesting. The fair values of these Units are re-valued at each reporting period and any change in value is recognized in current period expense, until settled. As such, the fair value of the Class C, D and E Units is recognized in the current and long-term liabilities on our balance sheet. Upon conversion to New Class A Units, the awards were re-classified from a liability award to an equity award.

For the three months ended September 30, 2007 and subsequent periods, the value used was based on $16.00 per share of Class A common stock, the price at which shares were sold in the IPO, which determined the conversion of Legacy Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.

In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization. The total equity-based compensation expense recognized for Legacy Units was $24.4 million for the period from October 4 to December 31, 2007, $31.4 million for the period from January 1 to October 3, 2007, and $14.0 million and $3.9 million for the years ended December 31, 2006 and 2005, respectively. Because D&P Acquisitions is a limited liability company, no tax benefit has been recognized. D&P Corporation recognized a tax benefit of $741 during the year ended December 31, 2007 on the Legacy Class C units and $417 related to the stock options issued in conjunction with the IPO during the year ended December 31, 2007. At December 31, 2007, the total unamortized compensation cost related to non-vested awards was $38.5 million. The weighted-average period over which this is expected to be recognized is 1.37 years.

All the Legacy Class C, D, E and G Units have been converted into New Class A Units pursuant to the Recapitalization Transactions. Upon consummation of the Recapitalization Transactions on October 3, 2007, the repurchase provisions described above were eliminated, and expense recognition for the Legacy Units is longer under liability accounting.

Information with respect to applicable number of Legacy Units by class and the equivalent New Class A Units in connection with equity-based compensation is set forth in the table below:

Conversion of Legacy Units to New Class A Units

	Legacy Class C	Legacy Class D	Legacy Class E	Legacy Class G
Outstanding Legacy Units at September 30, 2007	99,516	9,852,073	17,433,500	9,335,418
Converted Legacy Units	939,654	(7,944,112)	(14,201,885)	(7,707,277)
Total converted units at October 3, 2007	1,039,170	1,907,961	3,231,615	1,628,141
New Class A Units redeemed	(518,639)	(130,548)	(169,955)	(218,348)
New Class A Units forfeited	(3,983)	(7,318)	(11,597)	—
Outstanding New Class A at December 31, 2007	516,548	1,770,095	3,050,063	1,409,793
Vested	966	823,457	953,821	128,737
Unvested	515,582	946,638	2,096,243	1,281,056

The fair value per unit for the Legacy Class C Units is substantially higher than that of the Legacy Class D, Class E and Class G Units because the Legacy Class C Units entitle the holders thereof to a preference upon liquidation while the Legacy Class D, Class E and Class G Units represent only profits interests.

IPO Options and Ongoing Restricted Stock Awards

In connection with its IPO, the Company adopted the 2007 Omnibus Stock Plan (“Omnibus Plan”), which replaced the Company’s then existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to our Class A common stock, or any combination of these. This plan is administered by the Compensation Committee of our Board of Directors.

Options were granted in conjunction with our IPO to employees with exercise prices equal to the market value of our common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of our Board of Directors. Options granted under our share-based incentive compensation plans vest annually over four years. We plan to issue new shares of our common stock whenever stock options are exercised or share awards are granted. The Company did not grant options prior to 2007.

Restricted shares were granted as a form of incentive compensation and corresponding expense was recognized based on the fair market value on the date of grant. Restricted shares are generally contingent on continued employment. Restrictions on transfer and forfeiture provisions are eliminated after 3 years.

Below is a summary of the option and restricted award activity for the period from October 4 to December 31, 2007:

	IPO Options	Restricted Stock Awards
Granted	2,079,811	60,960
Forfeited	(13,500)	—
Outstanding and unvested as of December 31, 2007	2,066,311	60,960
Fair value on grant date	$7.33	$19.34
Weighted average exercise price	$16.00
Weighted average remaining contractual term	9.75
Aggregate intrinsic value (in thousands)	$7,604
Options expected to vest	1,810,414

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, the 2007 annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid. These shares were granted in 2008, but the Company has recorded equity-based compensation expense of $0.5 million in the period from October 4 to December 31, 2007 in relation to the bonus earned in the 2007 plan year. The Company did not grant restricted shares prior to 2007.

The Company valued the IPO Options using the Black-Scholes method. The following table details the weighted average assumptions used to determine fair value at the time of grant:

Asset volatility	39%
Expected dividends	None
Risk-free rate	4.28%
Expected term of options	6.25 years

Significant Transactions

Incorporation of D&P Corporation

D&P Corporation, a Delaware corporation, was incorporated on April 23, 2007 as a holding company for the purposes of facilitating an initial public offering of common equity. D&P Corporation has not engaged in any business or other activities except in connection with its formation as a result of the IPO and Recapitalization Transactions described further below. As of the close of business on October 3, 2007, D&P Corporation is the sole managing member of and has a controlling interest in D&P Acquisitions. D&P Corporation’s only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P

Corporation operates and controls all of the business and affairs of D&P Acquisitions and consolidates the financial results of D&P Acquisitions into the D&P Corporation’s consolidated financial statements effective as of close of business October 3, 2007.

Recapitalization Transactions

Immediately prior to the closing of the IPO of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated the Recapitalization Transactions, intended to simplify the capital structure of D&P Acquisitions. Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (i.e., Legacy Units), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called New Class A Units. The conversion of all of the Legacy Units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding Legacy Units based upon the liquidation value of D&P Acquisitions, as if it was liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of Legacy Units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' 2nd LLC Agreement.

In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140.5 million (“Redemption”). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding of which 12,920,000 units were held by D&P Corporation and 21,112,535 units were held by existing unitholders of D&P Acquisitions.

Shinsei Investment and Initial Public Offering

On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited, a Japanese corporation, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54.2 million, or at a purchase price equal to $16.07 per share. The shares were held in escrow until the closing of the IPO on October 3, 2007, at which time they were issued. Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009. Shinsei may sell up to 50% of its Class A common stock on or after September 5, 2008, 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009. In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009. In connection with this investment, D&P Corporation granted Shinsei registration rights.

On September 27, 2007, a registration statement relating to shares of Class A common stock was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007. In connection with the IPO, D&P Corporation offered 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option).

The IPO, together with the Shinsei Investment, resulted in the issuance by D&P Corporation of 12,920,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment), and net proceeds to D&P Corporation of approximately $186.7 million (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment). Upon consummation of the IPO and the Shinsei Investment, D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140.5 million of New Class A Units held by existing unitholders of D&P Acquisitions, $35.0 million to repay borrowings and approximately $11.2 million for general corporate purposes.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders’ entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such vesting unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of D&P Corporation’s Class A common stock on a one-for-one basis.

The following table summaries the transactions that occurred in conjunction with the IPO:

Summary of IPO and Shinsei Proceeds
(In Thousands, Except Share Data)

Stock subscription: 8,300,000 shares at $16.00 per share	$132,800
Stock subscription: 3,375,000 shares at $16.07 per share	54,236
Over allotment: 1,245,000 shares at $16.00 per share	19,920
IPO related expenses	(20,238)
Net proceeds	$186,718

The following table summarizes the conversion of Legacy Units to New Class A Units:

Conversion of Legacy Units to New Class A Units

	Legacy Class A	Legacy Class B	Legacy Class C	Legacy Class D	Legacy Class E	Legacy Class F	Legacy Class G	Shinsei and IPO Transactions	Redemptions	Total
Outstanding Legacy Units at September 30, 2007	50,689,190	24,086,021	99,516	9,852,073	17,433,500	3,000,000	9,335,418
Converted Legacy Units	(35,683,382)	(17,067,057)	939,654	(7,944,112)	(14,201,885)	(2,831,659)	(7,707,277)
Total Converted Units at October 3, 2007	15,005,808	7,018,964	1,039,170	1,907,961	3,231,615	168,341	1,628,141	12,920,000	(8,887,465)	34,032,535

Tax Receivable Agreement and Tax Distributions

As a result of D&P Corporation’s acquisition of New Class A Units of D&P Acquisitions as described above, D&P Corporation expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to D&P Corporation and will be taken into account in reporting D&P Corporation’s taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of D&P Corporation’s acquisition of D&P Acquisitions Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units D&P Corporation has and will acquire (pursuant to the Exchange Agreement described above) will be adjusted based upon the amount that D&P Corporation has paid for that portion of its D&P Acquisitions’ Units.

D&P Corporation has entered into an agreement with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that will provide for the payment by D&P Corporation to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that D&P Corporation realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that D&P Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

As a member of D&P Acquisitions, D&P Corporation will incur U.S. federal, state and local income taxes on its allocable share of any net taxable income of D&P Acquisitions. As authorized by the 3rd Amended and Restated LLC Agreement of D&P Acquisitions (“3rd LLC Agreement”), D&P Corporation intends to cause D&P Acquisitions to continue to distribute cash, generally, on a pro rata basis, to its members at least to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.

Recent Acquisitions

Rash & Associates, L.P.

On October 31, 2007, a subsidiary of D&P Corporation acquired the equity interests of Rash & Associates, L.P. (“Rash”), a Texas limited partnership. Rash is a nationwide provider of property tax management services, which complements the Company’s existing property tax consulting business. The Rash business will operate as part of D&P Acquisitions’ Financial Advisory segment. The purchase price is not material to the Company’s financial statements.

Chanin Capital Partners LLC

On October 31, 2006, D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners LLC (“Chanin”), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services. The acquisition of Chanin further diversifies D&P Acquisitions' revenue base and enabled D&P Acquisitions to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties. In addition, the acquisition provides potential cross-selling opportunities and access to new client relationships, particularly in the private equity and hedge fund markets. The purchase consideration consisted of cash consideration of $14,988 (which includes a final net working capital settlement received in 2007), earn-out payments equal to up to $5,000 for each of the three 12-month periods following the acquisition date (based solely on certain revenue performance thresholds), and the issuance of Class F Units of D&P Acquisitions’ Legacy Units with a stated preference value of $3,000 in the event of a liquidation or sale of D&P Acquisitions and a fair market value of $1,710. The first 12-month period earn-out payment of $3,463 was accrued as of December 31, 2007 and was paid on January 4, 2008. In addition, D&P Acquisitions incurred total fees and expenses associated with the acquisition of $1,026.

Concurrent with the acquisition, the Company issued 9,855,000 Class G Units to 18 employees of Chanin of which 9,335,418 remained outstanding immediately prior to the Recapitalization Transactions and which, based on the IPO price of $16.00 per share, converted into 1,628,141 New Class A Units. This grant of equity has been accounted for as equity-based compensation as the recipients have a required service commitment and therefore the grant is being expensed over the requisite service period.

Standard & Poor’s Corporate Value Consulting

On September 30, 2005, D&P Acquisitions acquired substantially all of the assets and assumed certain liabilities of CVC. The total cash purchase price was $118.7 million. The acquisition was financed through borrowings of $50.0 million and proceeds from the issuance of Legacy Class A Units of D&P Acquisitions of $82.9 million to Vestar and Lovell Minnick. The proceeds from the issuance of Legacy Class A Units were reduced by $2.5 million of equity issuance costs. In addition to the cash paid to effect the acquisition, the use of proceeds from these financing activities included the repayment of then outstanding senior secured notes of Duff & Phelps Holdings, LLC (the predecessor sole unitholder of D&P Acquisitions), payment of $3.2 million in fees and expenses associated with the acquisition and related transactions and general corporate purposes. In connection with the acquisition, we extended offers of employment to substantially all of the employees of CVC. The offers of employment to the client service professionals included retention payments of $9.8 million paid in November 2005 and $11.4 million payable in installments of one third on each of the first three anniversary dates of the transaction under the condition that the individuals are still employed by us at the anniversary date. Retention payments to certain individuals may be accelerated if such individuals are terminated without cause.

Concurrent with the acquisition, D&P Acquisitions issued 104,432 Legacy Class C Units, of which 99,516 remained outstanding immediately prior to the Recapitalization Transactions and 10,338,782 Legacy Class D Units to 57 managing directors of CVC of which 9,852,073 remained outstanding immediately prior to the Recapitalization Transactions and which, based on the initial public offering price of $16.00 per share, converted into approximately 1,039,170 and 1,907,961 New Class A Units, respectively, pursuant to the Recapitalization Transactions. This grant of equity has been accounted for as equity-based compensation to the recipients and is being expensed over the requisite service period.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The notes to our consolidated financial statements include disclosure of our significant accounting policies. We review our financial reporting and disclosure practices and accounting policies periodically to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Critical estimates include the amount of proportional performance under client engagements for the purposes of determining revenue recognition, accounts receivable and unbilled services valuation, incentive compensation, useful lives of intangible assets and the carrying value of goodwill and intangible assets. Actual results may vary from such estimates.

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical. These critical policies relate to revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill and other intangible assets, acquisition accounting, accounting for equity-based compensation and valuation of net deferred tax assets.

Revenue Recognition

We recognize revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured.

We generate revenues from services provided by our Financial Advisory and Investment Banking segments. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent fee basis.

Revenues from time-and-materials engagements are recognized as the hours are incurred by our client service professionals.

Revenues from fixed-fee engagements are recognized as the services are provided under a proportional performance method. Revenues for engagements under a proportional performance method are recognized based on estimates of work completed versus the total services to be provided under the engagement. Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and the level of client participation. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. To date, such losses have not been significant. Historically, if an engagement terminates prior to completion, we have typically recovered the costs incurred related to the services provided. Periodic engagement reviews require us to make judgments and estimates regarding the overall profitability and stage of project completion, which, in turn, impact the revenue recognition in the current period.

In the absence of clear and reliable output measures, we believe that our method of recognizing service revenues, for contracts with fixed fees, based on hours of service provided represents an appropriate surrogate for output measures. We determined that an input-based approach was most appropriate because the input measures are deemed to be a reasonable substitute for output measures based on the performance of our obligations to the customer, and due to the fact that an input-based approach would not vary significantly from an output measure approach. We believe this methodology provides a reliable measure of the revenue from the advisory services we provide to our customers under fixed-fee engagements given the nature of the consulting services we provide and the following additional considerations:

•	We are a specialty consulting firm.
•	Our engagements do not typically have specific interim deliverables or milestones.

•	The customer receives the benefit of our services throughout the contract term.
•	The customer is obligated to pay for services rendered even if a final deliverable is not produced, typically based on the proportional hours performed to date.
•	We do not incur setup costs.
•	We expense contract fulfillment costs, which are primarily compensation costs, as incurred.

We recognize revenue over the period that the services are provided in proportion to the delivery of services as measured by billable hours as this reflects the pattern in which obligations to the customer are filled and by which the customer receives the benefit of the service. Revenue is not recognized on a straight-line basis or upon completion as this is not reflective of the manner in which services are provided.

We have engagements for which the revenues are contingent on successful completion of the project. Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured. Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered. Revenues from restructuring advisory engagements that are performed with respect to cases in bankruptcy court are typically recognized one-two months in arrears from the month in which the services were performed unless there are objections and/or holdbacks mandated by court instructions. Costs related to these engagements are expensed as incurred.

We also have contracts with clients to deliver multiple services that are covered under specific engagement letters. These contracts specifically identify the services to be provided with the corresponding deliverable. All engagement letters are reviewed by management and signed by both the client and the Company prior to any engagement codes being created to track billable time or revenue being recorded. During the review process, management ascertains which services are being provided for within the contract and sets up the appropriate coding and accrual rates within the financial system for each element. For engagements that have multiple elements, a separate task will be set up for each element to enable more accurate tracking and variance analysis.

The fair value for each service is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the elements as described further above. The elements qualify for separation when the services have value on a stand-alone basis and fair value of the separate element exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements individually outside of a multiple services engagement.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients have been recorded as unbilled services. Client prepayments and retainers are classified as deferred revenue and recognized as earned or ratably over the service period.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish the allowance for doubtful accounts by calculating and recording a specified percentage of the individual open receivable balances. Specific allowances are also recorded based on historical experience, analysis of past due accounts, client creditworthiness and other current available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we may receive retainers from some of our clients prior to performing significant services.

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

Historically, our actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, our accounts receivable allowances totaled 3.9% and 4.1% as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, a five-percentage point deviation in our accounts receivable allowances balance would have resulted in an increase or decrease in the allowance of $0.09 million.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of SFAS 142, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2007 and determined that no impairment of goodwill existed as of that date. No indications of impairment have arisen since that date.

Other intangible assets include trade names, customer relationships, contract backlog, and non-competition agreements. We use valuation techniques in estimating the initial fair value of acquired intangible assets. These valuations are primarily based on the present value of the estimated net cash flows expected to be derived from the client contracts and relationships, discounted for assumptions about future customer attrition. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that higher or earlier-than-expected customer attrition occurs, it may result in higher future amortization charges or an impairment charge for customer-related intangible assets.

Acquisition Accounting

Acquisitions are accounted for using the purchase method of accounting in accordance with SFAS 141. SFAS 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

Accounting for Equity-Based Compensation

We elected to adopt SFAS 123(R) on January 1, 2005. Prior to that time, we accounted for equity-based compensation under APB 25.

Equity-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate. It is recognized over the requisite service period using the accelerated method of amortization as described in SFAS 123(R) for grants with graded vesting or using the straight-line method for grants with cliff vesting. The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% based on historical experience. A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $1.2 million increase or decrease in compensation expense related to equity-based compensation expense for the year ended December 31, 2007.

Income Taxes

We have recorded net deferred tax assets as we expect to realize future tax benefits related to the utilization of certain of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance and record it as a charge to income in the period the determination was made. While utilization of these deferred tax assets will provide future cash flow benefits, they will not have an effect on future income tax expense.

As a result of D&P Corporation’s acquisition of New Class A Units of D&P Acquisitions as described above, D&P Corporation expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to D&P Corporation and will be taken into account in reporting D&P Corporation’s taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of D&P Corporation’s acquisition of D&P Acquisitions’ New Class A Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units D&P Corporation has acquired have been adjusted based upon the amount that D&P Corporation has paid for that portion of its D&P Acquisitions’ New Class A Units. D&P Corporation has entered into an agreement with the selling unitholders of D&P Acquisitions that will provide for the additional payment by D&P Corporation to the selling unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that D&P Corporation realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that D&P Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As result of these transactions, D&P Corporation's tax basis in its share of D&P Acquisitions' assets will be higher than the book basis of these same assets. This resulted in a deferred tax asset of $66,137. This deferred tax asset is expected to be realized over 15 years as the tax basis of these assets is amortized.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued and is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

Results of Operations

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

The results of operations for the years ended December 31, 2007 and 2006 are summarized as follows:

Results of Operations
(Dollars in Thousands)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)		Year Over Year
	Year Ended December 31, 2007	October 4 to December 31, 2007	January 1 to October 3, 2007	Year Ended December 31, 2006	Unit Change	Percent Change
Revenues	$341,158	$87,883	$253,275	$246,742	$94,416	38.3%
Reimbursable expenses	12,770	2,824	9,946	12,526	244	1.9%
Total revenues	353,928	90,707	263,221	259,268	94,660	36.5%
Direct client service costs
Compensation and benefits(2)	229,889	71,141	158,748	146,926	82,963	56.5%
Other direct client service costs	3,747	1,440	2,307	1,034	2,713	262.4%
Acquisition retention expenses	2,252	217	2,035	6,003	(3,751)	-62.5%
Reimbursable expenses	12,665	2,586	10,079	12,685	(20)	-0.2%
	248,553	75,384	173,169	166,648	81,905	49.1%
Operating expenses
Selling, general and administrative(2)	96,254	25,308	70,946	68,606	27,648	40.3%
Depreciation and amortization	9,138	2,384	6,754	7,702	1,436	18.6%
	105,392	27,692	77,700	76,308	29,084	38.1%
Operating income/(loss)	(17)	(12,369)	12,352	16,312	(16,329)	-100.1%
Other (income)/expense
Interest income	(2,069)	(763)	(1,306)	(556)	2,625	-472.1%
Interest expense	6,920	1,426	5,494	5,911	(12,831)	-217.1%
Other (income)/expense	584	369	215	(243)	(341)	140.3%
	5,435	1,032	4,403	5,112	(10,547)	-206.3%
Income/(loss) before non-controlling interest and income taxes	(5,452)	(13,401)	7,949	11,200	(5,782)	-51.6%
Non-controlling interest	(8,225)	(8,225)	—	—	(8,225)	—
Provision for income taxes	2,227	1,176	1,051	701	1,526	217.7%
Net income/(loss)	$546	$(6,352)	$6,898	$10,499	$917	8.7%
Other Financial Data:
Adjusted EBITDA(3)	$68,943	$16,373	$52,570	$44,051	$24,892	56.5%
End of period client service professionals	844	844	773	671	173	25.8%

(1)	Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes. See disclosure at the beginning of this Item.
(2)	Includes equity-based compensation. See detail earlier in this Item.

(3)	Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation
(Dollars in thousands)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Net income/(loss)	$546	$(6,352)	$6,898	$10,499
Provision for income taxes	2,227	1,176	1,051	701
Interest expense	(2,069)	(763)	(1,306)	(556)
Interest income	6,920	1,426	5,494	5,911
Other (income)/expense	584	369	215	(243)
Depreciation and amortization	9,138	2,384	6,754	7,702
Acquisition related expenses	2,252	216	2,036	6,003
Equity based compensation associated with Legacy Units and IPO Options included in compensation and benefits	46,970	23,784	23,187	10,244
Equity based compensation associated with Legacy Units and IPO Options included in selling, general and administrative	10,600	2,358	8,241	3,790
Merger and acquisition costs	—	—	—	—
Non-controlling interest	(8,225)	(8,225)	—	—
Adjusted EBITDA(1)	$68,943	$16,373	$52,570	$44,051

(1)	Represents aggregated Predecessor and Successor results for the period presented (sum of columns (a) and (b)). The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.
(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and the IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given our recent level of acquisition activity and related capital investments and one time equity grants associated with acquisitions (which we do not expect to incur at the same levels in the future) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units of D&P Acquisitions, and IPO Options included in “Compensation and benefits”, (g) equity-based compensation associated with Legacy Units of D&P Acquisitions and IPO Options included in “selling, general & administrative”, (h) merger & acquisition costs and (i) non-controlling interest.

This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

Revenues

Revenues, excluding reimbursable expenses, increased $94.5 million, or 38.3%, to $341.2 million for the year ended December 31, 2007 from $246.7 million for the year ended December 31, 2006. Of the overall $94.5 million increase in revenues, 74.2% was attributable to our Financial Advisory segment and 25.8% was attributable to our Investment Banking segment.

Our client service headcount increased to 844 client service professionals at December 31, 2007 from 671 client service professionals at December 31, 2006, as we added a significant number of client service professionals through the Rash acquisition and new hiring in our Financial Advisory segment. Our revenue per client service professional increased to approximately $464,000 for year ended December 31, 2007 from approximately $415,000 for the year ended December 31, 2006.

In addition to the impact of the Rash acquisition and new hiring, we have been able to increase productivity per client service professional as a result of increased marketing activity and greater name awareness as a result of our increased scale. See “Segment Results” for additional information.

Direct Client Service Costs

Direct client service costs increased to $248.6 million for the year ended December 31, 2007 from $166.6 million for the year ended December 31, 2006. The following table adjusts direct client service costs for equity-based compensation, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) decreased to 54.7% for the year ended December 31, 2007, compared to 55.8% for the December 31, 2006. The decrease was a direct result of improvements in overall utilization and rates-per-hour. Utilization improved from 68.1% in 2006 to 69.0% in 2007. Rates-per-hour increased from $300 in 2006 to $323 per hour in 2007.

Direct Client Service Costs
(Dollars in Thousands)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)
	Year Ended December 31, 2007	October 4 to December 31, 2007	January 1 to October 3, 2007	Year Ended December 31, 2006
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742
Total direct client service costs	$248,553	$75,384	$173,169	$166,648
Less: equity-based compensation	(46,993)	(23,806)	(23,187)	(10,244)
Less: acquisition retention expenses	(2,252)	(217)	(2,035)	(6,003)
Less: reimbursable expenses	(12,665)	(2,586)	(10,079)	(12,685)
Direct client service costs, as adjusted	$186,643	$48,775	$137,868	$137,716
Direct client service costs, as adjusted,as a percentage of revenues(2)	54.7%			55.8%

(1)	Represents aggregated Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes. See disclosure at the beginning of this Item.
(2)	Approximates recurring cash-based expenses directly related to revenues.

Equity-based compensation increased primarily as a result of liability accounting and the acceleration of expense associated with the change in vesting provisions of the Legacy Units associated with the IPO Transactions and IPO Options. Expenses related to retention payments associated with the CVC acquisition decreased as a result of graded-tranche nature of the payments.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased to $96.3 million for the year ended December 31, 2007, compared to $68.6 million for the year ended December 31, 2006. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) decreased between periods, as a direct result of leveraging our expense structure.

Operating Expenses
(Dollars in Thousands)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)
	Year Ended December 31, 2007	October 4 to December 31, 2007	January 1 to October 3, 2007	Year Ended December 31, 2006
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742
Total operating expenses	$105,392	$27,692	$77,700	$76,308
Less: depreciation and amortization	(9,138)	(2,384)	(6,754)	(7,702)
Less: equity-based compensation	(11,098)	(2,856)	(8,241)	(3,790)
Operating expenses, as adjusted	$85,156	$22,452	$62,705	$64,816
Operating expenses, as adjusted, as a percentage of revenues(2)	25.0%			26.3%

(1)	Represents aggregated Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes. See disclosure at beginning of this Item.
(2)	Approximates recurring cash-based expenses directly related to revenues.

SG&A expenses include costs from new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, higher occupancy expenses associated with expanded or new office locations (including several lease termination charges) and increases in other operating expenses as a result of our growth and investment in infrastructure.

In addition, SG&A expenses for the year ended December 31, 2007 include the reversal of $1.7 million of performance bonus previously accrued, associated with our executives which if earned will be paid in restricted shares of Class A common stock of D&P Corporation and amortized over the applicable service period, offset by $0.5 million of bonus accrued in the fourth quarter of 2007 in relation to these restricted stock awards.

Depreciation and amortization increased as a result of additions to real estate and technology infrastructure to support our growth and amortization of intangibles associated with the Rash and Chanin acquisitions. Equity-based compensation increased primarily as a result of liability accounting and the acceleration of expense associated with the change in vesting provisions of Legacy Units associated with the IPO Transactions.

Operating Income or Loss

Operating income decreased $16.5 million to an operating loss of $0.02 million for the year ended December 31, 2007, compared to $16.3 million for the year ended December 31, 2006. The decrease in operating income was primarily due to increases in direct client service costs, operating expenses and equity-based compensation offset by increases in revenues. Equity-based compensation increased primarily as a result of liability accounting and the acceleration of expense associated with the change in vesting provisions of the Legacy Units associated with the IPO Transactions.

Interest Income and Expense

Interest income increased as a result of interest earned on higher average cash balances. Interest expense increased as a result of our higher average debt balance during the year ended December 31, 2007 when compared to the year ended December 31, 2006.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest approximates 61%.

Provision for Income Taxes

The provision for income taxes increased $1.5 million to $2.2 million for the year ended December 31, 2007, compared to $0.7 million at for the year ended December 31, 2006. Prior to October 4, 2007, the Company had not been subject to U.S. federal income taxes as the Predecessor entity is an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

The following table summarizes the results of operations for the years ended December 31, 2006 and 2005:

Results of Operations
(Dollars in Thousands)

	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Unit Change	Percent Change
Revenues	$246,742	$73,926	$172,816	233.8%
Reimbursable expenses	12,526	4,313	8,213	190.4%
Total revenues	259,268	78,239	181,029	231.4%
Direct client service costs
Compensation and benefits(1)	146,926	44,387	102,539	231.0%
Other direct client service costs	1,034	145	889	613.1%
Acquisition retention expenses	6,003	11,695	(5,692)	-48.7%
Reimbursable expenses	12,685	4,541	8,144	179.3%
	166,648	60,768	105,880	174.2%
Operating expenses
Selling, general and adminitrative(1)	68,606	22,246	46,360	208.4%
Depreciation and amortization	7,702	3,186	4,516	141.7%
Merger and acquisition costs	—	2,138	(2,138)	-100.0%
	76,308	27,570	48,738	176.8%
Operating income	16,312	(10,099)	26,411	-261.5%
Other expense/(income)
Interest income	(556)	(137)	(419)	305.8%
Interest expense	5,911	1,661	4,250	255.9%
Other expense/(income)	(243)	542	(785)	-144.8%
	5,112	2,066	3,046	147.4%
Income/(loss) before interest and income taxes	11,200	(12,165)	23,365	-192.1%
Provision for income taxes	701	330	371	112.4%
Net income/(loss)	$10,499	$(12,495)	$22,994	-184.0%
Other Financial Data:
Adjusted EBITDA(1)	$44,051	$10,836	$33,215	306.5%
End of period client service professionals	671	509	162	31.8%

(1)	Includes equity-based compensation. See detail provided earlier in this Item.

(2)	Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation
(Dollars in Thousands)

	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income/(loss)	$10,499	$(12,495)
Provision for income taxes	701	330
Interest expense	(556)	(137)
Interest income	5,911	1,661
Other (income)/expense	(243)	542
Depreciation and amortization	7,702	3,186
Acquisition related expenses	6,003	11,695
Equity based compensation associated with Legacy Units and IPO Options included in compensation and benefits	10,244	2,113
Equity based compensation associated with Legacy Units and IPO Options included in selling, general and administrative	3,790	1,803
Merger and acquisition costs	—	2,138
Non-controlling interest	—	—
Adjusted EBITDA(1)	$44,051	$10,836

(1)	Adjusted EBITDA is a non-GAAP financial measure. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units (a significant portion of which is due to certain one-time grants associated with recent acquisitions) and the IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given our recent level of acquisition activity and related capital investments and one time equity grants associated with acquisitions (which we do not expect to incur at the same levels in the future) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units of D&P Acquisitions, and IPO Options included in “Compensation and benefits”, (g) equity-based compensation associated with Legacy Units of D&P Acquisitions and IPO Options included in “selling, general & administrative”, (h) merger & acquisition costs and (i) non-controlling interest.

This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA differently and, therefore, Adjusted EBITDA as presented for us may not be comparable to Adjusted EBITDA reported by other companies.

Revenues

Revenues, excluding reimbursable expenses, increased $172.8 million, or 233.8%, to $246.7 million for the year ended December 31, 2006 from $73.9 million for the year ended December 31, 2005. Revenues for the year ended December 31, 2006 included revenues generated by Chanin since November 1, 2006 and revenues of CVC for the entire year. Revenues for the year ended December 31, 2005 included revenues generated by CVC since October 1, 2005 and did not include revenues of Chanin.

Of the overall $172.8 million increase in revenues, $101.8 million is attributable to the inclusion of the CVC business for all of 2006, $4.5 million is attributable to the inclusion of Chanin since November 1, 2006 and the balance is attributable to increased client service professional headcount and productivity improvements.

Our client service headcount increased to 671 client service professionals at December 31, 2006 from 509 client service professionals at December 31, 2005, as we added a significant number of client service professionals through the Chanin acquisition and new hiring in our Financial Advisory segment, particularly in areas such as specialty tax and corporate finance consulting services. Our revenue per client service professional increased to $416,000 in 2006 from $377,000 in 2005.

In addition to the impact of acquisitions and hiring, we believe that we have been able to increase productivity per client service professional as a result of increased marketing activity, greater name awareness as a result of our increased scale, and continued strength in the M&A marketplace and the economy in general. See “Segment Results” for additional information.

Direct Client Service Costs

Direct client service costs increased $105.9 million for the year ended December 31, 2006 from $60.8 million for the year ended December 31, 2005, primarily from the full year benefit of the CVC acquisition. The following table adjusts direct client service costs for equity-based compensation, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) decreased to 55.8% for the year ended December 31, 2007, compared to 57.4% for the December 31, 2006. The decrease was a direct result of improvements in rates-per-hour of 13.6%, partially offset by a decrease in utilization from a significant increase in new hires from 71.4% in 2005 to 68.1% in 2006.

Direct Client Service Costs
(Dollars in Thousands)

	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenues (excluding reimbursables)	$246,742	$73,926
Total direct client service costs	$166,648	$60,768
Less: equity-based compensation	(10,244)	(2,113)
Less: acquisition retention expenses	(6,003)	(11,695)
Less: reimbursable expenses	(12,685)	(4,541)
Direct client service costs, as adjusted	$137,716	$42,419
Direct client service costs, as adjusted, as a percentage of revenues(1)	55.8%	57.4%

(1)	Approximates recurring cash-based expenses directly related to revenues.

Equity-based compensation increased $8.1 million, reflecting the inclusion of equity grants associated with the CVC acquisition for all of 2006 and the Chanin acquisition since November 1, 2006, as well as liability treatment for our equity-based compensation expense during 2006.

Acquisition retention expenses associated with the CVC acquisition decreased by $5.7 million to $6.0 million for the year ended December 31, 2006 from $11.7 million for the year ended December 31, 2005. These payments include $9.8 million of retention payments paid in 2005 and aggregate retention payments of $11.4 million payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by us at the anniversary date. Such payments have been recognized on a graded-tranche basis.

Operating Expenses

Operating expenses increased to $76.3 million for the year ended December 31, 2006, compared to $27.6 million for the year ended December 31, 2005, primarily from the full year impact of the CVC acquisition. The following table adjusts operating expenses for depreciation and amortization, equity-based compensation and merger and acquisition cost. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) decreased between periods as a direct result of leveraging our expense structure.

Operating Expenses
(Dollars in Thousands)

	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005

Revenues (excluding reimbursables)	$246,742	$73,926
Total operating expenses	$76,308	$27,570
Less: depreciation and amortization	(7,702)	(3,186)
Less: equity-based compensation	(3,790)	(1,803)
Less: meger and acquisition costs	—	(2,138)
Operating expenses, as adjusted	$64,816	$20,443
Operating expenses, as adjusted, as a percentage of revenues(1)	26.3%	27.7%

(1)	Approximates recurring cash-based expenses directly related to revenues.

Depreciation and amortization increased as a result of a full year of depreciation and amortization of assets acquired in the CVC acquisition expenses associated with the acquisition and retention of Chanin since November 1, 2006 and additions related to real estate and technology infrastructure to support our growth.

Equity-based compensation increased $2.0 million as a result of the recognition of certain equity grants for all of 2006 compared to the period of October 1 through December 31 for 2005, as well as liability treatment for our equity-based compensation during 2006. In addition, during 2005 we incurred approximately $2.1 million of non-recurring merger and acquisition costs associated with the CVC acquisition.

Operating Income or Loss

Operating income increased to $16.3 million for the year ended December 31, 2006, compared to a loss of $10.0 million for the year ended December 31, 2005. The increase was primarily due to the increase in revenues, partially offset by increases in direct client service costs and operating expenses as described above. In particular, total equity-based compensation increased $10.1 million to $14.0 million for the year ended December 31, 2006 from $3.9 million for the year ended December 31, 2005, primarily as a result of liability accounting treatment and the inclusion of grants associated with the CVC acquisition for all of 2006 and the Chanin acquisition from November 1, 2006.

Interest Expense

Interest expense increased $4.3 million as a result of our higher average debt balance during the year ended December 31, 2006 compared to the year ended December 31, 2005.

Provision for Income Taxes

The provision for income taxes increased $0.4 million to $0.7 million for the year ended December 31, 2006, compared to $0.3 million at for the year ended December 31, 2005. Prior to October 4, 2007, the Company had not been subject to U.S. federal income taxes as the Predecessor entity is an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

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

Segment operating income consists of revenues generated by the segment, less the direct and allocated costs of revenue and selling, general and administrative costs that are incurred by or allocated to the segment. The Company does not report balance sheet information by segment.

For the year ended December 31, 2007, our Financial Advisory segment generated $259.6 million of revenue, or 76% of our total revenue excluding reimbursable expenses. Correspondingly, our Investment Banking segment generated $81.6 million of revenue, or 24% of our total revenue excluding reimbursable expenses.

Segment Results — Year Ended December 31, 2007 Versus Year Ended December 31, 2006

The following table sets forth selected segment operating results for the periods indicated:

Results of Operations by Segment
(Dollars in Thousands, Except Rate-per-Hour and per Professional Data)

	(a) + (b) Aggregated(1)	(a) Successor	Predecessor
			(b)		Year over Year
	Year Ended December 31, 2007	October 4 to December 31, 2007	January 1 to October 3, 2007	Year Ended December 31, 2006	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$259,569	$68,821	$190,748	$189,486	$70,083	37.0%
Segment operating income	43,174	12,177	30,997	27,045	16,129	59.6%
Segment operating income margin	16.6%	17.7%	16.3%	14.3%	—	2.4%
Investment Banking
Revenues (excluding reimbursables)	$81,589	$19,062	$62,527	$57,256	$24,333	42.5%
Segment operating income	25,664	3,959	21,705	17,165	8,499	49.5%
Segment operating income margin	31.5%	20.8%	34.7%	30.0%	—	1.5%
Average of Client Service Professionals
Financial Advisory	634	717	613	506	128	25.3%
Investment Banking	101	98	102	88	13	14.8%
Total	735	815	715	594	141	23.7%
End of Period Client Service Professionals
Financial Advisory	746	746	673	553	193	34.9%
Investment Banking	98	98	100	118	(20)	(16.9)%
Total	844	844	773	671	173	25.8%
Revenue per Client Service Professional
Financial Advisory	$409	$96	$311	$374	35	9.3%
Investment Banking	808	195	613	651	157	24.2%
Total professionals	464	108	354	415	49	11.7%
Financial Advisory Utilization Rate(2)	69.0%	N/A	N/A	68.1%	0.9%	1.3%
Financial Advisory Rate-per-Hour(3)	$323	N/A	N/A	$300	$23	7.7%
Total
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742
Segment operating income	$68,838	$16,136	$52,702	$44,210
Net client reimbursable expenses	105	238	(133)	(159)
Equity-based compensation associated with Legacy Units and IPO options	(57,570)	(26,142)	(31,428)	(14,034)
Depreciation and amortization	(9,138)	(2,384)	(6,754)	(7,702)
Acquisition retention expense	(2,252)	(217)	(2,035)	(6,003)
Operating income	(17)	(12,369)	12,352	16,312
Other (income)/expense, net	5,435	1,032	4,403	5,112
Non-controlling interest	(8,225)	(8,225)	—	—
Net income before income taxes	2,773	(5,176)	7,949	11,200
Provision for income taxes	2,227	1,176	1,051	701
Net (loss)/income	$(546)	$(6,352)	$6,898	$10,499

(1)	Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.
(2)	The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (except certain professionals associated with Rash, the Company’s wholly owned subsidiary) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.
(3)	Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $70.1 million, or 37.0%, to $259.6 million for the year ended December 31, 2007, compared to $189.5 million for the year ended December 31, 2006. The change resulted from an increase in client service professionals and productivity improvements in terms of both utilization and rate-per-hour.

Of the overall $70.1 million increase in revenues, approximately $50.9 million is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals and approximately $17.6 million is attributable to a higher rate-per-hour (excluding revenue from our acquisition of Rash). There was significant growth in headcount from new hiring in specialty tax, corporate finance consulting services and in our international offices.

Our revenue per client service professional increased to approximately $409,000 in the year ended December 31, 2007 from approximately $374,000 in the year ended December 31, 2006, driven by (i) an increase in utilization from the ability to better leverage the staff on engagements and (ii) better productivity from our new hires.

Segment Operating Income

Financial Advisory segment operating income increased $16.1 million, or 59.6%, to $43.2 million for the year ended December 31, 2007, compared to $27.0 million for the year ended December 31, 2006. Similarly, segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 16.6% for the year ended December 31, 2007, compared to 14.3% for the year ended December 31, 2006, as a direct result of leveraging our expense structure.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $24.3 million, or 42.4%, to $81.6 million for the year ended December 31, 2007, compared to $57.3 million for the year ended December 31, 2006. Revenues for the year ended December 31, 2006 included revenues generated by Chanin since November 1, 2006.

End of period client service professional headcount decreased by 20 to 98 client service professionals at December 31, 2007, compared to 118 client service professionals at December 31, 2006. The decrease resulted from managed attrition.

Our revenue per client service professional increased to approximately $808,000 in the year ended December 31, 2007 from approximately $651,000 in the year ended December 31, 2006. This increase resulted from an increase in number and size of M&A engagements.

Segment Operating Income

Operating income from the Investment Banking segment increased $8.5 million to $25.7 million, or 49.4%, for the year ended December 31, 2007 from $17.2 million for the year ended December 31, 2006. Operating income margin increased to 31.5% for the year ended December 31, 2007, compared to 30.0% for the year ended December 31, 2006, as a direct result of leveraging of our expense structure.

Segment Results — Year Ended December 31, 2006 Versus Year Ended December 31, 2005

The following table sets forth selected segment operating results for the periods indicated:

Results of Operations by Segment
(Dollars in Thousands)

	Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$189,486	$35,460	$154,026	434.4%
Segment operating income	27,045	5,846	21,199	362.6%
Segment operating income margin	14.3%	16.5%	—	(2.2)%
Investment Banking
Revenues (excluding reimbursables)	$57,256	$38,466	$18,790	48.8%
Segment operating income	17,165	5,217	11,948	229.0%
Segment operating income margin	30.0%	13.6%	—	16.4%
Average Client Service Professionals
Financial Advisory	506	103	403	391.3%
Investment Banking	88	93	(5)	(5.4)%
Total	594	196	398	203.1%
End of Period Client Service Professionals
Financial Advisory	553	425	128	30.1%
Investment Banking	118	84	34	40.5%
Total	671	509	162	31.8%
Revenue per Client Service Professional
Financial Advisory	$374	$344	$30	8.8%
Investment Banking	651	414	237	57.3%
Total professionals	415	377	38	10.1%
Financial Advisory Utilization Rate(1)	68.1%	71.4%	(3.3)%	(4.6)%
Financial Advisory Rate-per-Hour(2)	$300	$264	$36	13.6%
Total
Revenues (excluding reimbursables)	$246,742	$73,926
Segment operating income	$44,210	$11,063
Net client reimbursable expensess	(159)	(228)
with legacy units	(14,034)	(3,916)
Depreciation and amortization	(7,702)	(3,186)
Acquisition retention expense	(6,003)	(13,832)
Operating income	16,312	(10,099)
Other (income)/expense, net	5,112	2,066
Net income before income taxes	11,200	(12,165)
Provision for income taxes	701	330
Net (loss)/income	$10,499	$(12,495)

(1)	The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (except certain professionals associated with Rash, the Company’s wholly owned subsidiary) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.
(2)	Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $154.0 million to $189.5 million for the year ended December 31, 2006 from $35.5 million for the year ended December 31, 2005. Revenues for the year ended December 31, 2005 included revenues generated by CVC since October 1, 2005. Of the overall $154.0 million increase in revenues, $101.8 million is attributable to the inclusion of the CVC business for all of 2006. The balance is attributable to increased client service professional headcount through new hiring activities and productivity improvement in terms of revenue per client service professional.

Our Financial Advisory client service headcount increased to 553 client service professionals at December 31, 2006, compared to 425 client service professionals at December 31, 2005, with significant growth resulting from hiring in specialty tax and corporate finance consulting services. In addition to the impact of acquisitions and new hiring, we believe that we have been able to increase revenue per client service professional as a result of increased marketing activity, greater name awareness due to our increased scale and continued strength in the M&A marketplace.

Our revenue per client service professional increased to $374,000 in 2006, compared to $344,000 in 2005. Our client service utilization rate decreased to 68.1% for the year ended December 31, 2006 from 71.4% for the year ended December 31, 2005, as a result of significant new hiring activity in our Financial Advisory segment.

Segment Operating Income

Segment operating income from Financial Advisory increased $21.2 million to $27.0 million for the year ended December 31, 2006 from $5.8 million for the year ended December 31, 2005. Operating income margin decreased to 14.3% in 2006 from 16.5% in 2005, due to higher direct client service costs and operating expenses.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $18.8 million, or 48.8%, to $57.3 million for the year ended December 31, 2006, compared to $38.5 million for the year ended December 31, 2005. Revenues for the year ended December 31, 2006 included revenues generated by Chanin since November 1, 2006.

Of the overall $18.8 million increase in revenues, $4.5 million is attributable to the inclusion of Chanin since November 1, 2006, and the balance is attributable primarily to productivity improvements in terms of revenue per client service professional, as a result of higher volume of merger and acquisition and transaction opinion activity and higher revenue per assignment.

In addition to the impact of acquisitions, we believe that we have been able to increase productivity per person in our Investment Banking segment as a result of increased marketing activity, greater name awareness due to our increased scale and continued strength in the M&A marketplace and economy in general.

Our Investment Banking client service headcount increased to 118 client service professionals at December 31, 2006 from 84 client service professionals at December 31, 2005. Our revenue per client service professional increased to $651,000 in 2006 from $414,000 in 2005.

Segment Operating Income

Operating income from the Investment Banking segment increased $12.0 million to $17.2 million for the year ended December 31, 2006 from $5.2 million for the year ended December 31, 2005. Operating income margin increased to 30.0% in 2006 from 13.6% in 2005, due primarily to higher productivity per client service professional.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and debt capacity available under our credit facility. Our historical cash flows are primarily related to the timing of receipt of Financial Advisory and Investment Banking revenues, payment of base compensation, benefits and operating expenses, and the timing of payment of bonuses to professionals and tax distributions to members of D&P Acquisitions. Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year. In addition, as a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members. Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates. The marginal tax distribution rate that has initially been set is 45%. D&P Acquisitions made aggregate distributions of $28.9 million during the year ended December 31, 2007, primarily with respect to 2006 income and 2007 estimated income through August 31, 2007. D&P Acquisitions is only required to make such distributions if cash is available for such purposes.

As a result of our acquisitions of D&P Acquisitions' interests, we expect to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to us and will be taken into account in reporting our taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of our acquisition of D&P Acquisitions interests, the income tax basis of the assets of D&P Acquisitions underlying a portion of the interests we acquire will be adjusted based upon the amount that we have paid for that portion of our D&P Acquisitions interests. We have entered into an agreement with the existing unitholders’ of D&P Acquisitions (for the benefit of the existing unitholders’ of D&P Acquisitions) that will provide for the payment by us to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize (i) from the tax basis in our proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of this offering) that we receive as a result of the exchanges and (ii) from the federal income tax election referred to above.

Cash and cash equivalents increased from $59.1 million at December 31, 2006 to $90.2 million at December 31, 2007, primarily due to cash flow from operations, offset by the payment of bonuses to our professionals and tax distributions to the members of D&P Acquisitions with respect to fiscal 2006.

Operating Activities

During the year ended December 31, 2007 (on an aggregated basis), cash of $74.7 million was provided by operating activities, primarily as a result of non-cash equity-based compensation and depreciation and amortization, partially offset primarily by payment of bonuses with respect to fiscal 2006 and increases in accounts receivable, unbilled services and deferred tax assets. During the year ended December 31, 2006, cash of $40.9 million was provided by operating activities, including $10.5 million from net income. During the year ended December 31, 2005, cash of $5.1 million was provided by operating activities, offsetting a $12.5 million net loss during the period. The increase in cash provided by operating activities is largely attributable to higher net income as a result of overall growth in the business, higher non-cash higher non-cash equity-based compensation and accrued bonus compensation, partially offset by a higher investment in working capital (primarily accounts receivable) due to the increase in revenue.

Investing Activities

During the years ended December 31, 2007 (on an aggregated basis) and 2006, cash of $25.6 million and $21.9 million, respectively, was used for investing activities. In 2007, cash used in investing activities related primarily to the acquisition of Rash and the purchase of property and equipment, while in 2006, it included the cash portion of the purchase price in connection with the acquisition of Chanin, net of cash acquired. The purchase of investments related to the Company’s deferred compensation plan and is held in a rabbi trust. Investment in property, plant and equipment increased $2.0 million to $12.8 million for the year ended December 31, 2007 from $10.8 million for the year ended December 31, 2006, primarily as a result of increased investment in real estate and technology infrastructure to support our continued growth, particularly internationally and with respect to our New York headquarters office. For the year ended December 31, 2006, investment in property, plant and equipment increased $7.4 million to $10.8 million for the year ended December 31, 2006 from $3.4 million for the year ended December 31, 2005, primarily as a result of increased investment in real estate and technology infrastructure following the CVC acquisition and to support our continued growth.

Financing Activities

During the year ended December 31, 2007 (on an aggregated basis), cash of $19.1 million was used in financing activities, primarily as a result of the proceeds from the IPO and the Shinsei Investment, offset by the Redemption, the repayment of $35.8 million of indebtedness and tax distributions to members of D&P Acquisitions. During the year ended December 31, 2006, cash of $27.7 million was provided by financing activities, including proceeds of $30.0 million from issuance of debt in connection with the acquisitions of Chanin and CVC, partially offset primarily by repayments of debt, repurchase of equity units and distributions to unitholders. There was no material effect of exchange rates on cash and cash equivalents during the periods.

Duff & Phelps, LLC, a subsidiary of D&P Acquisitions, entered into a senior secured credit facility, dated as of September 30, 2005, as amended on June 14, 2006, on October 31, 2006, on August 31, 2007, on October 4, 2007 and and on January 31, 2008, with a syndicate of financial institutions, including General Electric Capital Corporation as administrative agent. The credit facility provides for an $80.0 million term loan facility that matures on October 1, 2012 and a revolving credit facility with a $20.0 million aggregate loan commitment amount available, including a $5.0 million sub-facility for letters of credit and a $5.0 million swingline facility, that matures on October 1, 2011.

All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries. The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLCs present and future assets and all present and future assets of each guarantor on a first lien basis.

At December 31, 2007, $43.6 million was outstanding under the term loan facility (before debt discount) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 0.5% of the unused portion of the revolving credit facility and 1% on the unused portion of the term loan facility.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. We were in compliance with the financial covenants at December 31, 2007. The credit facility requires a mandatory prepayment in an amount equal to half the Excess Cash Flow (as defined in the credit agreement) for fiscal year 2006 and each fiscal year thereafter if it is positive. Excess Cash Flow was negative for the fiscal years 2007 and 2006.

Following completion of our IPO on October 3, 2007, we used a portion of the proceeds to repay $35.0 million of the borrowings under this credit facility.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Summary of Contractual Obligations
At December 31, 2007
(Dollars in Thousands)

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
Credit facility(1)	$54,893	$2,868	$5,663	$46,362	$—
Operating lease obligations	147,158	13,412	25,624	23,635	84,487
Acquisition retention expenses	850	850	—	—	—
Total	$202,901	$17,130	$31,287	$69,997	$84,487

(1)	Includes assumed interest at LIBOR plus 2.75% or 5.62%.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our combined/consolidated financial statements.

Exchange Rate Risk

We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure without the use of derivative instruments. We do not believe this risk is material in relation to our consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all entities to account for business combinations and subsequent consolidations to follow the entity view in which the parent company consolidates 100% of the book value of the acquiree’s net assets plus 100% of the fair value increment and where goodwill is recognized and allocated between controlling and non-controlling interests. This is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal period beginning on or after December 15, 2008. Therefore, the adoption of this standard will not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This is effective no later than fiscal years beginning on or after November 15, 2007. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In December 2006, we adopted the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires the recognition of the change in the funded status of defined benefit post retirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 will become effective for us beginning on January 1, 2008. We are currently evaluating the impact that the adoption of this statement may have on our financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN 48”), was issued and is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 on January 1, 2007 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments. Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR or prime rate. At December 31, 2007, we had borrowings outstanding totaling $43.6 million (before debt discount) that bear interest at LIBOR plus a margin of 2.75%. A hypothetical 1% adverse change in interest rates would have an unfavorable impact of $0.4 million on our earnings, based on our level of debt at December 31, 2007.

We have a $36.5 million notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates December 31, 2010. We elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The estimated fair value of the swap at December 31, 2007 and December 31, 2006 resulted in a liability of $0.6 million and an asset of $0.1 million, respectively. We recorded a loss of $0.7 million for the year ended December 31, 2007 and a gain of $0.3 million for the year ended December 31, 2006, for the change in fair value of the interest rate swap.

From time to time, we invest excess cash in marketable securities. These investments principally consist of overnight sweep accounts and short-term commercial paper. Due to the short maturity of our investments, we have concluded that we do not have material market risk exposure with respect to such investments.

Item 8. Financial Statements and Supplemental Data

The Company’s consolidated financial statements are included under Item 15 of this report.

The unaudited consolidated pro forma statement of operations for the year ended December 31, 2007 as set forth below presents D&P Corporation’s consolidated results of operations giving pro forma effect to the IPO Transactions (as defined in “Item 1. Business” included previously in this Form 10-K) and the use of the estimated net proceeds as if such transactions occurred on January 1, 2007. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions and the IPO on the historical financial information of D&P Corporation.

The unaudited consolidated pro forma financial information set forth below should be read together with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and D&P Corporation’s consolidated financial statements and related notes included elsewhere in this Form 10-K. The unaudited consolidated pro forma financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of D&P Corporation that would have occurred had D&P Corporation operated as a public company during the period presented. The unaudited consolidated pro forma financial information also does not project the results of operations or financial position for any future period or date.

The pro forma adjustments principally give effect to the following items:

•	the IPO Transactions and the use of the estimated net proceeds as described in D&P Corporation’s consolidated financial statements and related notes included elsewhere in this Form 10-K;
•	a provision for corporate income taxes at an effective rate of 41.5%, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction; and
•	the estimated impact of the Tax Receivable Agreement associated with the Redemption (as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included previously in this Form 10-K).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS (Unaudited)
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

	Predeccessor	Successor	Pro Forma Successor – Aggregated
	Period from January 1 to October 3, 2007	Period from October 4 to December 31, 2007	Adjustments for IPO Transactions		Pro Forma Year Ended December 31, 2007
Revenues	$253,275	$87,883	$—		$341,158
Reimbursable expenses	9,946	2,824	—		12,770
Total revenues	263,221	90,707	—		353,928
Direct client service costs
Compensation and benefits	158,748	71,141	(8,412	)(1)	221,477
Other direct client service costs	2,307	1,440	—		3,747
Acquisition retention expenses	2,035	217	—		2,252
Reimbursable expenses	10,079	2,586	—		12,665
	173,169	75,384	(8,412)		240,141
Operating expenses
Selling, general and adminitrative	70,946	25,308	(3,270	)(1)	92,984
Depreciation and amortization	6,754	2,384	—		9,138
Merger and acquisition costs	—	—	—		—
	77,700	27,692	(3,270)		102,122

Operating income/(loss)	12,352	(12,369)	11,682		11,665
Other expense/(income)
Interest income	(1,306)	(763)	(345	)(2)	(2,414)
Interest expense	5,494	1,426	(2,143	)(3)	4,777
Other expense/(income)	215	369	—		584
	4,403	1,032	(2,488)		2,947
Income/(loss) before non-controlling interest and income taxes	7,949	(13,401)	14,170		8,718
Non-controlling interest	—	(8,225)	13,576	(4)	5,351
Provision for income taxes	1,051	1,176	(830	)(5)	1,397
Net income/(loss)	$6,898	$(6,352)	$1,424	(5)	$1,970
Weighted average shares of Class A common stock outstanding
Basic		13,018	(74	)(7)	12,944
Diluted		13,018	(74	)(7)	12,944
Net income/(loss) available to holders of shares of Class A common stock per share
Basic		$(0.49)	$0.64		$0.15
Diluted		$(0.49)	$0.64		$0.15

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS (Unaudited)
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

(1)	Reflects a reduction in equity-based compensation as a result of the IPO Transactions which converted all liability based awards to equity treatment expensed at $16.00 per share and the expense associated with the options granted in conjunction with the IPO Transactions, as if they occurred as of January 1, 2007.
(2)	Reflects an increase in interest income as a result of additional cash on hand following the IPO, as if it occurred as of January 1, 2007.
(3)	Reflects a reduction in interest expense as a result of the $35,000 repayment of debt following the IPO, as if it occurred as of January 1, 2007.
(4)	D&P Corporation became the sole managing member of D&P Acquisitions effective as of the close of business October 3, 2007. Accordingly, although D&P Corporation will have a minority economic interest in D&P Acquisitions, it will have a majority voting interest and control the management of D&P Acquisitions. As a result, subsequent to the IPO Transactions, D&P Corporation will consolidate D&P Acquisitions and record a non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders.
(5)	Following the IPO Transactions, D&P Corporation is subject to U.S. federal income taxes, in addition to state, local and international taxes, with respect to its allocable share of any net taxable income of D&P Acquisitions, which results in higher income taxes and an increase in income taxes paid. As a result, this reflects an adjustment to the provision for corporate income taxes to reflect an effective rate of 41.5%, which includes provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.
(6)	Net income available to holders of Class A common stock per share represents net income adjusted for any preferred dividends. The impact of D&P Acquisitions’ New Class A Units are not reflected as their inclusion would be antidilutive.
(7)	Reflects adjustment to weighted average shares outstanding for the year ended December 31, 2007 as if the total number of Class A shares raised in the IPO transactions had been outstanding since January 1, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

This annual report does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

(c)	Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in this section is incorporated herein by reference to the Proxy Statement and this Annual Report on Form 10-K under the caption Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Consolidated Financial Statements — The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.
(2)	Financial Statement Schedules — All schedules have been omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.
(3)	Exhibits — Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.
(b)	Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index immediately following the Consolidated Financial Statements filed as part of this report on Form 10-K and is incorporated herein by reference.

(c)	All other financial statement schedules have been omitted since they are either not required, not applicable or the required information is shown in the financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2008.

DUFF & PHELPS CORPORATION

By:	/s/ Noah Gottdiener Noah Gottdiener Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date
/s/ Noah Gottdiener Noah Gottdiener	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008
/s/ Gerard Creagh Gerard Creagh	President and Director	March 25, 2008
/s/ Jacob Silverman Jacob Silverman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008
/s/ Robert Belke Robert Belke	Director	March 25, 2008
/s/ Peter Calamari Peter Calamari	Director	March 25, 2008
/s/ William Carapezzi William Carapezzi	Director	March 25, 2008
/s/ Harvey Krueger Harvey Krueger	Director	March 25, 2008
/s/ Sander Levy Sander Levy	Director	March 25, 2008
/s/ Jeffrey Lovell Jeffrey Lovell	Director	March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Duff & Phelps Corporation:

We have audited the accompanying consolidated balance sheet of Duff & Phelps Corporation and subsidiaries (the “Successor”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income/(loss), and cash flows for the period October 4, 2007 to December 31, 2007. We have also audited the balance sheet of Duff & Phelps Acquisitions, LLC and subsidiaries (the “Predecessor”) as of December 31, 2006 and the related consolidated statements of operations, changes in unitholders’ equity/(deficit) and comprehensive income/(loss), and cash flows for the period January 1, 2007 to October 3, 2007, and the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Successor’s and Predecessor’s (collectively the “Company”) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2007 and the results of its operations and its cash flows for the period October 4, 2007 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor’s consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2006 and the results of its operations and its cash flows for the period January 1, 2007 to October 3, 2007, and the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on October 4, 2007 as a result of the closing of its initial public offering and obtaining control of the Predecessor. As discussed in Note 15 to the consolidated financial statements, the Predecessor adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

New York, New York
March 25, 2008

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues	$87,883	$253,275	$246,742	$73,926
Reimbursable expenses	2,824	9,946	12,526	4,313
Total revenues	90,707	263,221	259,268	78,239
Direct client service costs
Compensation and benefits (includes $23,806 of equity-based compensation for the period October 4, 2007 to December 31, 2007; $23,187 for the period January 1 to October 3, 2007; and $10,244 and $2,113 for the years ended December 31, 2006 and 2005, respectively)	71,141	158,748	146,926	44,387
Other direct client service costs	1,440	2,307	1,034	145
Acquisition retention expenses	217	2,035	6,003	11,695
Reimbursable expenses	2,586	10,079	12,685	4,541
	75,384	173,169	166,648	60,768
Operating expenses
Selling, general and administrative (includes $2,856 of of equity-based compensation for the period October 4, 2007 to December 31, 2007; $8,241 for the period January 1 to October 3, 2007; and $3,790 and $1,803 for the years ended December 31, 2006 and 2005, respectively)	25,308	70,946	68,606	22,246
Depreciation and amortization	2,384	6,754	7,702	3,186
Merger and acquisition costs	—	—	—	2,138
	27,692	77,700	76,308	27,570
Operating (loss)/income	(12,369)	12,352	16,312	(10,099)
Other expense/(income)
Interest income	(763)	(1,306)	(556)	(137)
Interest expense	1,426	5,494	5,911	1,661
Other expense/(income)	369	215	(243)	542
	1,032	4,403	5,112	2,066
(Loss)/income before non-controlling interest and income taxes	(13,401)	7,949	11,200	(12,165)
Non-controlling interest	(8,225)	—	—	—
Provision for income taxes	1,176	1,051	701	330
Net (loss)/income	$(6,352)	$6,898	$10,499	$(12,495)
Basic and diluted weighted average shares of Class A common stock outstanding	13,018
Basic and diluted loss per share of Class A common stock	$(0.49)

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$90,243	$59,132
Accounts receivable, net	45,572	43,398
Unbilled services	23,075	14,199
Prepaid expenses	4,491	2,151
Other current assets	1,784	3,387
Net deferred income taxes, current	9,551	83
Total current assets	174,716	122,350
Property and equipment, net	21,967	15,609
Goodwill	107,562	98,314
Intangible assets, net	27,466	27,122
Other assets	7,556	4,410
Net deferred income taxes, non-current	65,246	226
Total non-current assets	229,797	145,681
Total assets	$404,513	$268,031
LIABILITIES AND UNITHOLDERS' AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,032	$6,858
Accrued expenses	10,105	6,424
Accrued compensation and benefits	72,713	52,695
Deferred revenue	7,931	4,761
Equity-based compensation liability, current	498	3,241
Current portion of long-term debt	794	794
Current portion due to non-controlling unitholders	3,114	—
Total current liabilities	100,187	74,773
Long-term debt, less current portion	42,387	77,203
Equity-based compensation liability, non-current	—	11,566
Other long-term liabilities	15,260	10,471
Due to non-controlling unitholders	65,196	—
Total non-current liabilities	122,843	99,240
Total liabilities	223,030	174,013
Commitments and contingencies (Note 12)
Non-controlling interest	111,979	—
Redeemable units
Class A Units (liquidation preference of $1.64 per unit at December 31, 2006; issued and outstanding zero and 50,689,190 units at December 31, 2007 and 2006, respectively)	—	80,458
Class B Units (liquidation preference of $1.64 per unit at December 31, 2006; issued and outstanding zero and 24,161,835 units at December 31, 2007 and 2006, respectively)	—	11,515
	—	91,973
Unitholders' and stockholders’ equity/(deficit)
Class C Units (liquidation preference of $163.74 per unit at December 31, 2006; issued and outstanding zero and 99,516 units at December 31, 2007 and 2006, respectively)	—	—
Class D Units (issued and outstanding zero and 9,852,073 units at December 31, 2007 and 2006, respectively)	—	—
Class E Units (issued and outstanding zero and 16,947,500 units at December 31, 2007 and 2006, respectively)	—	—
Class F Units (liquidation preference of $1.00 per unit at December 31, 2006; issued and outstanding zero and 3,000,000 units at December 31, 2007 and 2006, respectively)	—	1,710
Class G Units (issued and outstanding zero and 9,855,000 units at December 31, 2007 and 2006, respectively)	—	—
Preferred stock (50,000,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000,000 shares authorized; 13,063,641 and zero shares issued and outstanding at December 31, 2007 and 2006, respectively)	131	—
Class B common stock, par value $0.0001 per share (50,000,000 shares authorized; 21,089,637 and zero shares issued and outstanding at December 31, 2007 and 2006, respectively)	2	—
Additional paid-in capital	75,375	2,343
Accumulated other comprehensive income/(loss)	348	(248)
Accumulated deficit	(6,352)	(1,760)
Total unitholders' and stockholders' equity	69,504	2,045
Total liabilities and unitholders' and stockholders' equity	$404,513	$268,031

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ EQUITY/(DEFICIT)
AND COMPREHENSIVE INCOME/(LOSS)
(In Thousands, Except Unit Amounts)

	Predecessor
	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Unitholders' equity:
Class C Units at beginning-of-period	99,516	104,432	—
Issuance of units in conjunction with CVC acquisition	—	—	104,432
Repurchase of units	—	(4,916)	—
Class C Units at end-of-period	99,516	99,516	104,432
Class D Units at beginning-of-period	9,852,073	10,338,782	—
Issuance of units in conjunction with CVC acquisition	—	—	10,338,782
Forfeiture of units	—	(486,709)	—
Class D Units at end-of-period	9,852,073	9,852,073	10,338,782
Class E Units at beginning-of-period	16,947,500	14,500,000	—
Issuance of units in conjunction with CVC acquisition	—	—	14,500,000
Granted	1,272,000	4,795,000	—
Repurchase of units	(22,000)	—	—
Forfeiture of units	(764,000)	(2,347,500)	—
Class E Units at end-of-period	17,433,500	16,947,500	14,500,000
Class F Units at beginning-of-period	3,000,000	—	—
Issuance of units in conjunction with Chanin acquisition	—	3,000,000	—
Class F Units at end-of-period	3,000,000	3,000,000	—
Class G Units at beginning-of-period	9,855,000	—	—
Issuance of units in conjunction with Chanin acquisition	—	9,855,000	—
Forfeiture of units	(519,582)	—	—
Class G Units at end-of-period	9,335,418	9,855,000	—

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF UNITHOLDERS’ EQUITY/(DEFICIT)
AND COMPREHENSIVE INCOME/(LOSS) – (continued)
(In Thousands, Except Unit Amounts)

	Predecessor
	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Class F Units at beginning-of-period	$1,710	$—	$—
Issuance of units in conjunction with Chanin acquisition	—	1,710	—
Class F Units at end-of-period	1,710	1,710	—
Members' interests:
Members' interests at beginning-of-period	—	—	10,935
Issuance of interests in conjunction with Valuemetrics transaction	—	—	294
Issuance of interests	—	—	466
Conversion of interests to units in conjunction with CVC acquisition	—	—	(11,695)
Balance at end-of period	—	—	—
Additional paid-in capital:
Balance at beginning-of-period	2,343	3,916	—
Reclassification of equity-based awards	6,262	(2,602)	—
Equity-based compensation	861	1,345	3,916
Conversion of DPA liability awards to equity	91,937	—	—
Collapse of DPA redeemable units	39,024	—	—
Collapse of DPA Class F units	1,710	—	—
Repurchase of units	(219)	(316)	—
Balance at end-of period	141,918	2,343	3,916
Accumulated other comprehensive income/(loss):
Balance at beginning-of-period	(248)	—	—
Effect of adoption of SFAS No. 158	—	(515)	—
Amortization of post-retirement benefits	36	—	—
Currency translation adjustment	755	267	—
Balance at end-of period	543	(248)	—
Retained earnings/(deficit)
Balance at beginning-of-period	(1,760)	(11,853)	2,415
Net income/(loss)	6,898	10,499	(12,495)
Distribution to unitholders	(28,277)	(406)	(1,773)
Balance at end-of period	(23,139)	(1,760)	(11,853)
Total unitholders' equity/(deficit)	$119,322	$2,045	$(7,937)
Comprehensive income/(loss):
Net income/(loss)	$6,898	$10,499	$(12,495)
Amortization of post-retirement benefits	36	—	—
Currency translation adjustment	755	267	—
Total comprehensive income/(loss)	$7,689	$10,766	$(12,495)

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(In Thousands)

	Common Stock – Class A		Common Stock – Class B		Additional Paid-in-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Dollars	Shares	Dollars
SUCCESSOR
Beginning balance	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock (IPO), net of $20,238 issuance costs	9,545	96	—	—	132,386	—	—	132,482
Issuance of common stock for Shinsei transaction	3,375	34	—	—	54,202	—	—	54,236
Issuance of common stock for Rash acquisition	144	1	—	—	2,999	—	—	3,000
Contribution of DPA net assets	—	—	30,000	3	119,322	—	—	119,325
Redemption of DPA New Class A Units	—	—	(8,887)	(1)	(140,498)	—	—	(140,499)
Initial allocation of non-controlling interest in DPA	—	—	—	—	(102,535)	—	—	(102,535)
Cancellations	—	—	(23)	—	—	—	—	—
Deferred tax asset effective tax rate conversion	—	—	—	—	1,580	—	—	1,580
Equity-based compensation	—	—	—	—	26,164	—	—	26,164
Distributions to DPA non-controlling unitholders	—	—	—	—	(576)	—	—	(576)
Non-controlling interest allocation for the period from October 4 to December 31, 2007	—	—	—	—	(17,669)	—	—	(17,669)
Balance as of December 31, 2007	13,064	131	21,090	2	75,375	—	—	75,508
Net loss available to holders of Class A common stock for the period October 4 to December 31, 2007	—	—	—	—	—	—	(6,352)	(6,352)
Currency translation adjustment	—	—	—	—	—	337	—	337
Amortization of post-retirement benefits	—	—	—	—	—	11	—	11
Total comprehensive income	—	—	—	—	—	348	(6,352)	(6,004)
Balance as of December 31, 2007	13,064	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net (loss)/income	$(6,352)	$6,898	$10,499	$(12,495)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	1,209	3,170	3,039	706
Amortization of intangibles	1,175	3,584	4,663	2,492
Amortization of deferred credits	168	377	(114)	—
Amortization of post-retirement benefits	22	69	—	—
Equity-based compensation	26,662	31,428	14,034	3,916
Allowance for doubtful accounts	(264)	289	1,409	374
Non-controlling interest	(8,225)	—	—	—
Amortization of interest rate swap	393	299	(347)	—
Deferred income taxes	(4,015)	242	309	—
Loss on disposal of assets	125	135	—	—
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	10,829	(12,253)	(13,042)	(4,997)
Unbilled services	(4,919)	(3,796)	(3,280)	(4,731)
Prepaid expenses	544	(2,865)	273	(825)
Deferred credits	2,120	361	4,274	1,642
Other assets	7,645	(2,674)	(3,578)	(2,595)
Due from affiliates	—	(20,063)	—	—
Accounts payable	(2,220)	4,844	5,420	1,530
Accrued expenses	2,800	15,213	2,601	1,382
Accrued compensation and benefits	15,815	3,836	17,542	11,645
Deferred revenues	2,388	(247)	(2,761)	7,087
Net cash provided by operating activities	45,900	28,847	40,941	5,131
Cash flows from investing activities:
Purchase of property and equipment	(3,799)	(9,013)	(10,804)	(3,420)
Purchase of investments	(1,789)	—	—	—
Business acquisitions, net of cash acquired	(11,528)	513	(11,085)	(121,361)
Net cash used in investing activities	(17,116)	(8,500)	(21,889)	(124,781)
Cash flows from financing activities:
Net proceeds from issuance of equity	186,718	—	200	81,118
Repurchase of equity units	—	(343)	(1,079)	—
Redemption of D&P Acquisitions’ unitholders' equity	(140,498)	—	—	—
Proceeds from issuance of debt	—	—	30,000	49,169
Repayments of debt	(35,000)	(793)	(650)	(9,012)
Principal payments under capital lease obligation	(62)	(187)	(386)	—
Distributions to D&P Acquisitions’ unitholders	(575)	(28,374)	(406)	(1,773)
Net cash provided by/(used in) financing activities	10,583	(29,697)	27,679	119,502
Effect of exchange rate on cash and cash equivalents	337	756	267	—
Net increase/(decrease) in cash and cash equivalents	39,705	(8,594)	46,998	(148)
Cash and cash equivalents at beginning of period	50,538	59,132	12,134	12,282
Cash and cash equivalents at end of period	$90,243	$50,538	$59,132	$12,134
Supplemental disclosure of cash flow activities:
Cash paid during the period for interest	$—	$6,102	$5,170	$381
Cash paid during the period for income taxes	3,670	1,815	902	91
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$—	$635	$—
Common stock or units issued in conjunction with business acquisitions	3,000	—	1,710	—

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 1. Organization and Nature of the Company

Duff & Phelps Corporation (“D&P Corporation,” “DPC” or the “Company”), a Delaware corporation, was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and subsidiaries (“D&P Acquisitions” or “DPA”). D&P Corporation has not engaged in any business or other activities except in connection with its formation and the IPO.

The Company is a leading provider of independent financial advisory and investment banking services. Its mission is to help its clients protect, maximize and recover value. The foundation of its services is its ability to provide independent advice on issues involving highly technical and complex assessments of value. The Company principally supports client needs in financial and tax valuation (especially in the context of business combinations and other corporate transactions), mergers and acquisitions (“M&A”), restructuring and litigation and disputes. The Company believes the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice. The Company serves a global client base through offices in 23 cities, comprised of offices in 17 U.S. cities, including New York, Chicago and Los Angeles, and 6 international offices located in Amsterdam, London, Munich, Paris, Tokyo and Zurich.

On September 27, 2007, a registration statement relating to shares of Class A common stock of D&P Corporation was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007. Pursuant to the IPO, D&P Corporation sold 9,545,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option).

References to “D&P Corporation,” the “Company,” and “Successor” refer subsequent to the IPO and related transactions described below to Duff & Phelps Corporation and its consolidated subsidiaries. These references (other than “Successor”) refer prior to the IPO and related transactions to D&P Acquisitions (“Predecessor”).

As a result of the IPO and the Recapitalization Transactions described below, D&P Corporation became the sole managing member of and has a controlling interest in D&P Acquisitions. D&P Corporation’s only business is to act as the sole managing member of D&P Acquisitions, and, as such, D&P Corporation operates and controls all of the business and affairs of D&P Acquisitions and consolidates the financial results of D&P Acquisitions into D&P Corporation’s consolidated financial statements effective as of the close of business October 3, 2007.

Immediately prior to the closing of the IPO of D&P Corporation on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (“Recapitalization Transactions”). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G, collectively “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions (see Note 16). The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called “New Class A Units.” The conversion of all of the different classes of units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of D&P Acquisitions, as if it had been liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO. The distribution of New Class A Units per class of outstanding units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' Second Amended and Restated Limited Liability Company Agreement, dated October 31, 2006 (“2nd LLC Agreement”).

In connection with the IPO, 8,887,465 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140,500 (“Redemption”). Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,032,535 New Class A Units issued and outstanding, of which

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 1. Organization and Nature of the Company  – (continued)

12,920,000 units were held by D&P Corporation and 21,112,535 units were held by existing unitholders of D&P Acquisitions. Pursuant to the incorporation of D&P Corporation and the IPO Transactions (as defined below), D&P Corporation issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.

Shinsei Investment and Initial Public Offering

On September 1, 2007, D&P Corporation entered into a stock purchase agreement with Shinsei Bank, Limited, a Japanese corporation, pursuant to which D&P Corporation agreed to sell to Shinsei 3,375,000 shares of Class A common stock for approximately $54,200, or at a purchase price equal to $16.07 per share. The shares were held in escrow until the closing of the IPO on October 3, 2007, at which time they were issued. Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009. Shinsei may sell up to 50% of its Class A common stock on or after September 5, 2008, 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009. In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009. In connection with this investment, D&P Corporation granted Shinsei registration rights.

The IPO, together with the Shinsei Investment, resulted in the issuance by D&P Corporation of 12,920,000 shares of Class A common stock (including 1,245,000 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option), and net proceeds to D&P Corporation of approximately $186,718 (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment). Upon consummation of the IPO and the Shinsei Investment, D&P Corporation contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to D&P Corporation a number of New Class A Units equal to the number of shares of Class A common stock that D&P Corporation issued in connection with the IPO and the Shinsei Investment. In connection with its acquisition of New Class A Units, D&P Corporation became the sole managing member of D&P Acquisitions. D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140,500 of New Class A Units held by existing unitholders of D&P Acquisitions, $35,000 to repay borrowings and approximately $11,200 for general corporate purposes.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of D&P Corporation’s Class A common stock on a one-for-one basis.

The following table summarizes the proceeds received from the IPO and Shinsei investment:

Stock subscription: 8,300,000 shares at $16.00 per share	$132,800
Stock subscription: 3,375,000 shares at $16.07 per share	54,236
Over allotment: 1,245,000 shares at $16.00 per share	19,920
IPO related expenses	(20,238)
Net proceeds	$186,718

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 1. Organization and Nature of the Company  – (continued)

•	D&P Corporation became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business. Accordingly, although D&P Corporation has a minority economic interest (38%) in D&P Acquisitions, D&P Corporation has a majority voting interest (100%) and controls the management of D&P Acquisitions. As a result, D&P Corporation consolidates the financial results of D&P Acquisitions and records non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero;
•	Investors in the IPO and Shinsei held 12,920,000 shares of D&P Corporation’s Class A common stock, the existing unitholders of D&P Acquisitions held 21,112,535 shares of D&P Corporation’s Class B common stock and 21,112,535 New Class A Units of D&P Acquisitions, and D&P Corporation held 12,920,000 New Class A Units of D&P Acquisitions immediately following the IPO; and
•	the New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of D&P Corporation Class A common stock. In connection with an exchange, a corresponding number of shares of D&P Corporation Class B common stock will be required to be cancelled. However, the exchange of New Class A Units for shares of D&P Corporation Class A common stock will not affect D&P Corporation’s Class B common stockholders' voting power since the votes represented by the cancelled shares of D&P Corporation Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

The Recapitalization Transactions, the Shinsei Investment and the IPO are collectively referred to as the “IPO Transactions.”

The following table summarizes the conversion of Legacy Units to New Class A Units:

Conversion of Legacy Units to New Class A Units

	Legacy Class A	Legacy Class B	Legacy Class C	Legacy Class D	Legacy Class E	Legacy Class F	Legacy Class G	Shinsei and IPO Transactions	Redemptions	Total
Outstanding Legacy Units at September 30, 2007	50,689,190	24,086,021	99,516	9,852,073	17,433,500	3,000,000	9,335,418
Converted Legacy Units	(35,683,382)	(17,067,057)	939,654	(7,944,112)	(14,201,885)	(2,831,659)	(7,707,277)
Total Converted Units at October 3, 2007	15,005,808	7,018,964	1,039,170	1,907,961	3,231,615	168,341	1,628,141	12,920,000	(8,887,465)	34,032,535

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 1. Organization and Nature of the Company  – (continued)

Non-Controlling Interest

Although D&P Corporation has a majority voting interest (100%) in and controls the management of D&P Acquisitions, it owns a minority economic interest (38%) in D&P Acquisitions. As a result, D&P Corporation consolidates the financial results of D&P Acquisitions and records non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the non-controlling unitholders based on the portion of total New Class A Units owned by such unitholders. The ownership of the New Class A Units is summarized as follows:

	Non-controlling Unitholders	D&P Corporation	Total
October 4, 2007	21,112	12,920	34,032
Cancellations	(23)	—	(23)
Issuance for Rash acquisition	—	144	144
December 31, 2007	21,089	13,064	34,153
	62%	38%	100%

The non-controlling interest associated with the initial investment by D&P Corporation in D&P Acquisitions and subsequent transactions is calculated as follows:

Total DPA unitholders’ net assets (Predecessor) as of October 3, 2007	$119,322
DPC investment in DPA	186,718
Redemption of DPA New Class A Units	(140,498)
DPA equity balance post Redemption	165,542
Non-controlling unitholders' percentage	62%
Initial allocation of non-controlling interest in DPA	102,535
Non-controlling interest associated with the Rash acquisition	1,854
Non-controlling interest associated with the DPA tax distribution	(357)
Non-controlling interest associated with the equity-based compensation	15,960
Non-controlling interest associated with other comprehensive income	212
Total non-controlling interest allocation for the period from October 4 to December 31, 2007	17,669
Allocation of loss of DPA	(8,225)
Balance of non-controlling interest as of December 31, 2007	$111,979

Tax Receivable Agreement and Tax Distributions

As a result of D&P Corporation’s acquisition of New Class A Units of D&P Acquisitions as described above, D&P Corporation expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to D&P Corporation and will be taken into account in reporting D&P Corporation’s taxable income. Further, as a result of a U.S. federal income tax election made by D&P Acquisitions applicable to a portion of D&P Corporation’s acquisition of D&P Acquisitions’ units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units D&P Corporation has and will acquire (pursuant to the Exchange Agreement described above) will be adjusted based upon the amount that D&P Corporation has paid for that portion of its D&P Acquisitions units. D&P

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 1. Organization and Nature of the Company  – (continued)

Corporation has entered into an agreement with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that will provide for the payment by D&P Corporation to the existing unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that D&P Corporation realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of the IPO) that D&P Corporation receives as a result of the exchanges and (ii) from the federal income tax election referred to above.

The actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income which D&P Acquisitions is entitled. Payments under the tax receivable agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement. In addition, the tax receivable agreement will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

The Company has recorded a liability of $68,310, including a current portion of $3,114 as of December 31, 2007, representing the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement as a result of the Redemption payments.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Successor and Predecessor have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, proportional performance under client engagements for the purpose of determining revenue recognition, accounts receivable and unbilled services valuation, incentive compensation, useful lives of intangible assets, the carrying value of goodwill and intangible assets, allowances for doubtful accounts, gains and losses on engagements, amounts due to non-controlling unitholders, reserves for estimated tax liabilities and certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates. When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued. Accordingly, the accounting estimates used in the preparation of the Company's consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured.

Revenues are primarily generated from financial advisory and investment banking services. The Company typically enters into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis.

Revenues from time-and-materials engagements are recognized as the hours are incurred by the Company's professionals.

Revenues from fixed-fee engagements are recognized as the services are provided under a proportional performance method. The nature of services typically provided under fixed-fee engagements include (but are not limited to) purchase price allocations, goodwill and intangible asset impairment, international business combinations, option valuations, transfer pricing and litigation support services. Revenues for engagements under a proportional performance method are recognized based on estimates of work completed versus the total services to be provided under the engagement. Estimates of work completed are based on the level of services or billable hours provided by each member of the engagement team during the period relative to the estimated total level of effort or total billable hours required to perform the engagement. These estimates are continually monitored during the term of the contract and if appropriate are amended as the contract progresses.

Revenue recognition is affected by a number of factors that change the estimated amount of work required to complete the project such as changes in scope, the staffing on the engagement and the level of client participation. Periodic engagement reviews require the Company to make judgments and estimates regarding the overall profitability and stage of project completion, which, in turn, affect how the Company recognizes revenue.

Losses, if any, on fixed-fee engagements are recognized in the period in which the loss becomes probable and reasonably estimated.

In the absence of clear and reliable output measures, the Company believes that our method of recognizing service revenues, for contracts with fixed fees, based on hours of service provided represents an appropriate surrogate for output measures. The Company determined that an input-based approach was most appropriate because the input measures are deemed to be a reasonable substitute for output measures based on the performance of our obligations to the customer, and due to the fact that an input-based approach would not vary significantly from an output measure approach. The Company believes this methodology provides a reliable measure of the revenue from the advisory services the Company provides to our customers under fixed-fee engagements given the nature of the consulting services the Company provide and the following additional considerations:

•	the Company is a specialty consulting firm;
•	the Company’s engagements do not typically have specific interim deliverables or milestones;
•	the customer receives the benefit of the Company’s services throughout the contract term;
•	the customer is obligated to pay for services rendered even if a final deliverable is not produced, typically based on the proportional hours performed to date;
•	the Company does not incur setup costs; and
•	the Company expenses contract fulfillment costs, which are primarily compensation costs, as incurred.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

The Company recognizes revenue over the period that the services are provided in proportion to the delivery of services as measured by billable hours as this reflects the pattern in which obligations to the customer are filled and by which the customer receives the benefit of the service. Revenue is not recognized on a straight-line basis or upon completion as this is not reflective of the manner in which services are provided.

The Company has engagements for which the revenues are contingent on successful completion of the project. Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured. Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered. Revenues from restructuring engagements that are performed with respect to cases in bankruptcy court are typically recognized one-two months in arrears from the month in which the services were performed unless there are objections and/or holdbacks mandated by court instructions. Costs related to these engagements are expensed as incurred.

Revenues for contracts with multiple elements are allocated pursuant to Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, based on the element's fair value. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the elements. Elements qualify for separation when the services have value on a stand-alone basis and fair value of the separate element exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as the Company sells those elements individually outside of a multiple services engagement. Contracts with multiple elements are generally fixed-fee or time-and-materials engagements. Contracts are typically terminable by either party upon sufficient notification and do not include provisions for refunds relating to services provided.

Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenue in the accompanying consolidated balance sheets. Revenues recognized for services performed but not yet billed to clients have been recorded as unbilled services. Client prepayments and retainers are classified as deferred revenue and recognized as earned or ratably over the service period.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Expense reimbursements that are billable to clients are included in total revenues, and typically an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts by calculating and recording a specified percentage of the individual open receivable balances. Specific allowances are also recorded based on historical experience, analysis of past due accounts, client creditworthiness and other current available information.

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. The allowance for doubtful accounts totaled $1,881 and $1,856 as of December 31, 2007 and 2006, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients. The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses. The Company’s top ten clients were individually and in the aggregate insignificant to total revenues for the period from October 4 to December 31, 2007; the period from January 1 to October 3, 2007; and the years ended December 31, 2006 and 2005. No single client balance is considered large enough to pose a significant credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held at major financial institutions and in money market mutual funds, in which the Company is exposed to market and credit risk. Cash and cash equivalent balances which are legally restricted from use by the Company are recorded in other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: leasehold improvements — over the lesser of the estimated useful life of the asset or the remaining life of the lease; equipment and furniture — two to ten years; and software, computers and related equipment — two to five years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

The Company evaluates goodwill for impairment using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for each of the Company's two reporting units is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed that compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of each of the two reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment. The Company has concluded that there has been no impairment of goodwill for each period presented.

The Company evaluates the remaining useful lives of intangible assets not being amortized each year to determine whether events or circumstances continue to support an indefinite useful life. There have been no changes in useful lives of indefinite-lived intangible assets for each period presented.

Acquisition Accounting

Acquisitions are currently accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. There has been no impairment of long-lived assets for each period presented.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, an interest rate swap agreement, accounts receivable, accounts payable, accrued expenses, debt and other liabilities. As of December 31, 2007, the fair value of these instruments approximated their carrying value.

Investments in Equity Securities

As of December 31, 2007, the Company had investments in equity securities which were accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are held in a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the Duff & Phelps Deferred Compensation Plan. The fair market value of the investments in the rabbi trust is included in other assets in the consolidated balance sheet. The investments are in equity securities and are classified as available-for-sale at December 31, 2007. For the period from October 4 to December 31, 2007, the unrealized loss was immaterial and there were no realized gains or losses during this period.

Foreign Currency Translation

The Company's foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income or loss within unitholders' and stockholders’ equity under the caption currency translation adjustment. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the consolidated statements of operations. Transaction gains and losses are not material. Translation gains and losses are summarized in the following table:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Foreign currency translation gain	$337	$755	$267	$—

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

Other Comprehensive Income/(Loss)

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition into the statement of operations. Accumulated other comprehensive loss is separately presented on the Company's consolidated balance sheet as part of unitholders’ and stockholders’ equity. Other comprehensive income/(loss) is summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Foreign currency translation gain	$337	$755	$267	$—
Amortization of post-retirement benefits	11	36	(515)	—
Other comprehensive income/(loss)	$348	$791	$(248)	$—

Accounting for Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123 (R)”). Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s consolidated statements of operations. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

D&P Acquisitions complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies (“LLCs”) that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to D&P Acquisitions’ unitholders, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision is required in the D&P Acquisitions’ consolidated financial statements in the periods prior to October 3, 2007. D&P Acquisitions is subject to certain state and local taxes, and its international subsidiaries are subject to tax in their jurisdictions.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values. Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge). For derivatives designated as effective cash

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

flow hedges, changes in fair values are recognized in other comprehensive income. Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings. Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

The Company maintains one interest rate swap agreement and has not applied hedge accounting to that instrument. Therefore, the interest rate swap has been marked to market with changes in fair value recorded in the accompanying consolidated statements of operations, and its carrying value equals fair value as of December 31, 2007 and 2006.

The Company neither holds nor issues derivative financial instruments for trading purposes.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company provides services through two segments: Financial Advisory and Investment Banking. The Financial Advisory segment provides valuation advisory services, transaction advisory services, dispute and legal management consulting and specialty tax advisory services; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and financial restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact this standard may have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all entities to account for business combinations and subsequent consolidations to follow the entity view in which the parent company consolidates 100% of the book value of the acquiree’s net assets plus 100% of the fair value increment and where goodwill is recognized and allocated between controlling and non-controlling interests. This is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal period beginning on or after December 15, 2008. Therefore, the adoption of this standard will not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial position, results of operations and cash flows.

In December 2006, the Company adopted the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires the recognition of the change in the

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 2. Summary of Significant Accounting Policies  – (continued)

funded status of defined benefit post retirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements. The effects of adopting SFAS 158 is further discussed in Note 15.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. Thus, for some entities, the application of this statement may change current practice. SFAS 157 will become effective for the Company beginning on January 1, 2008, except as revised by FASB Staff Position (FSP) No. 157-2, issued in February 2008. This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilites, except for items that are reorganized or disclosed at fair value in the financial statements on a periodic basis (at least annually). The Company is currently evaluating the impact that the adoption of this statement may have on its financial position, results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (“FIN 48“), was issued and is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Acquisitions

Rash & Associates, L.P.

On October 31, 2007, a subsidiary of D&P Corporation acquired the equity interests of Rash & Associates, L.P. (“Rash”), a Texas limited partnership. Rash is a nationwide provider of property tax management services, which complements the Company’s existing property tax consulting business. The Rash business will operate as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

Chanin Capital Partners LLC

On October 31, 2006, the D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners LLC (Chanin), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services. The acquisition of Chanin further diversifies the D&P Acquisitions' revenue base and enables D&P Acquisitions to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties. In addition, the acquisition provides potential cross-selling opportunities and access to new client relationships, particularly in the private equity and hedge fund markets.

The purchase consideration consisted of cash consideration of $14,988 (which includes a final net working capital settlement received in 2007), earn-out payments equal to up to $5,000 for each of the three 12-month periods following the acquisition date (based solely on certain revenue performance thresholds), and the issuance of Legacy Class F Units of D&P Acquisitions with a stated preference value of $3,000 in the event of a liquidation or sale of the Company and a fair market value of $1,710. The first 12-month period earn-out payment of $3,463 was accrued as of December 31, 2007 and was paid on January 4, 2008. In addition, D&P Acquisitions incurred total fees and expenses associated with the acquisition of $1,026. The fair market value of the Legacy Class F Units was determined using a contingent claims analysis, which incorporated the business enterprise value as of the valuation date, assumptions such as time to IPO, asset volatility, and risk free rate. The valuation model used translated D&P Acquisitions' securities into a series of call

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 3. Acquisitions  – (continued)

options, such that the value of each security corresponds to the value of certain call option compositions. The Black-Scholes formula was used to calculate the value of these call options. The initial cash consideration was financed through borrowings of $15,000 and cash on hand.

Concurrent with the acquisition, the Company issued 9,855,000 Legacy Class G Units to 18 employees of Chanin of which 9,335,418 remained outstanding immediately prior to the Recapitalization Transactions and which, based on the IPO price of $16.00 per share, were converted into 1,628,141 New Class A Units. This grant of equity has been accounted for as equity-based compensation as the recipients have a required service commitment and therefore the grant is being expensed over the requisite service period.

The acquisition was recorded using the purchase method of accounting and the purchase price was allocated to net assets based on fair values as determined in accordance with SFAS No. 141. Excess purchase price of $16,999 was recognized as goodwill as a result of the acquisition.

The purchase price, including the final net working capital adjustment and the first earn-out payment, was allocated to net assets acquired based on fair values as follows:

Allocation of Purchase Price — Chanin

Currents assets	$8,085
Property and equipment	339
Other assets	345
Liabilities	(8,426)
Goodwill	16,999
Customer backlog	1,791
Trade name	1,812
Non-compete agreements	241
Total	$21,186

Goodwill increased by $2,874 between December 31, 2007 and 2006 as a result of a subsequent earn-out payment and a working capital adjustment.

Standard & Poor’s Corporate Value Consulting (“CVC”)

On September 30, 2005, D&P Acquisitions acquired substantially all of the assets and assumed certain liabilities of CVC. The acquisition of CVC substantially increases and diversifies D&P Acquisitions’s revenue base, types of valuation and financial advisory service offerings provided and geographic coverage (particularly in Europe). In addition, the acquisition augments the management team and provides potential cross-selling opportunities and access to new client relationships, particularly with respect to large and multi-national corporate clients.

The total cash purchase price was $118,667, which includes a final net working capital payment made in 2006 of $1,080. The acquisition was financed through borrowings of $50,000 and proceeds from the issuance of Legacy Class A Units of $82,900 (See Note 16). The proceeds from the issuance of Legacy Class A Units were reduced by $2,542 of equity issuance costs. In addition to the cash paid to effect the acquisition, the use of proceeds from these financing activities included the repayment of then outstanding senior secured notes of Duff & Phelps Holdings, LLC (the predecessor sole unitholder of D&P Acquisitions); payment of $3,168 in fees and expenses associated with the acquisition and related transactions; and general corporate purposes. The acquisition was recorded using the purchase method of accounting and the purchase price, including the final payment made in 2006, was allocated to net assets acquired based on fair values as follows:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 3. Acquisitions  – (continued)

Allocation of Purchase Price — CVC

Currents assets	$30,825
Property and equipment	4,153
Other assets	624
Liabilities	(16,780)
Goodwill	74,695
Software	1,450
Customer relationships	20,000
Other intangible assets	3,700
Total	$118,667

Note 4. Earnings per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards and D&P Acquisitions’ units and Class B common stock, that are exchangeable into D&P Class A common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

Period From October 4 to December 31, 2007
Basic and diluted net loss per share:
Numerator
Net loss available to holders of Class A common stock	$(6,352)
Denominator for basic net loss per share of Class A common stock
Weighted average shares of Class A common stock	13,018

Denominator for diluted net loss per share of Class A common stock
Weighted average shares of Class A common stock	13,018
Add dilutive effect of the following:
Assumed conversion of New Class A units for Class A common stock(a)	—
Additional shares of the Company's stock assumed to be issued	—
Dilutive weighted average shares of Class A common stock	13,018
Basic loss per share of Class A common stock	$(0.49)
Diluted loss per share of Class A common stock	$(0.49)

(a)	The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A units outstanding	20,808
Weighted average restricted stock awards outstanding	—
Weighted average stock options outstanding	2,074

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 4. Earnings per Share  – (continued)

Anti-dilution is the result of the allocation of income/(loss) associated with the exchange of New Class A Units for Class A common stock, the assumed repurchase of restricted shares and options listed above exceeding those outstanding under the treasury stock method, as well as the Company having a net loss in the respective period.

Net loss per share information is not applicable for reporting periods prior to the Successor period beginning on October 4, 2007. The shares of Class B common stock do not share in the earnings of D&P Corporation and are therefore not participating securities. Accordingly, basic and diluted net loss per share of Class B common stock has not been presented.

Note 5. Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows:

Predecessor
Balance at January 1, 2005	$183
Charged to bad debt expense	—
New provisions	709
Deductions	(445)
Balance at December 31, 2005	447
Charged to bad debt expense	165
New provisions	2,795
Deductions	(1,551)
Balance at December 31, 2006	1,856
Charged to bad debt expense	266
New provisions	934
Deductions	(910)
Balance at October 3, 2007	$2,146
Successor
Balance at October 4, 2007	2,146
Charged to bad debt expense	450
New provisions	(708)
Deductions	(7)
Balance at December 31, 2007	$1,881

Note 6. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2007	December 31, 2006
Leasehold improvements	$12,441	$8,028
Office furniture, computers, and equipment	17,693	11,713
	30,134	19,741
Less accumulated depreciation and amortization	(8,167)	(4,132)
Property and equipment, net	$21,967	$15,609

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 6. Property and Equipment  – (continued)

Depreciation of property and equipment is summarized in the following table:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Depreciation expense	$1,209	$3,170	$3,039	$706

Note 7. Goodwill and Other Intangible Assets

The following table summarizes the activity in goodwill by segment:

	Successor		Predecessor
	Period from October 4 to December 31, 2007		Period from January 1 to October 3, 2007		Year Ended December 31, 2006
	Financial Advisory	Investment Banking	Financial Advisory	Investment Banking	Financial Advisory	Investment Banking
Beginning balance	$74,770	$23,619	$74,695	$23,619	$74,936	$9,169
Additions due to acquisitions
Rash	6,299	—	—	—	—	—
Chanin	—	2,874	—	—	—	14,125
CVC	—	—	—	—	(241)	—
Other	—	—	75	—	—	325
	6,299	2,874	75	—	(241)	14,450
Ending balance	$81,069	$26,493	$74,770	$23,619	$74,695	$23,619

The following table summarizes other intangible assets:

	December 31, 2007			December 31, 2006
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Customer lists	$25,410	$(4,167)	$21,243	$23,080	$(2,488)	$20,592
Trade name	2,482	(1,113)	1,369	1,812	(150)	1,662
Non-compete	3,221	(2,864)	357	3,041	(2,808)	233
Backlog	1,791	(1,791)	—	1,791	(276)	1,515
Other intangibles	3,185	(1,808)	1,377	1,760	(1,760)	—
Indefinite-lived	3,120	—	3,120	3,120	—	3,120
Total intangible assets	$39,209	$(11,743)	$27,466	$34,604	$(7,482)	$27,122

Non-compete agreements are being amortized over an expected life of five years. The Chanin trade name is being amortized over an expected life of two years. The customer relationships asset acquired in the CVC acquisition is being amortized over an expected life of 15 years. Other customer relationships are being amortized over an expected life of 9 or 10 years. Other intangible assets are being amortized over five years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 7. Goodwill and Other Intangible Assets  – (continued)

Amortization expense for intangible assets is summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Amortization expense	$1,175	$3,584	$4,663	$2,492

Annual amortization expense for intangible assets subsequent to December 31, 2007 is:

Year Ending December 31,
2008	$4,185
2009	2,808
2010	2,393
2011	2,147
2012	2,069
Thereafter	10,744

Note 8. Lease Commitments

The Company leases office facilities under non-cancelable operating leases that expire at various dates through 2023 and include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease. Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property. The Company has various leases that grant a free rent period and entitle the Company to a lease incentive. The accompanying consolidated financial statements reflect all rent expense on a straight-line basis over the term of the leases. In addition to office leases, the Company leases a nominal amount of equipment under operating leases that expire at various dates through 2011.

Future minimum annual lease payments are summarized as follows:

Year Ending December 31,
2008	$13,412
2009	13,035
2010	12,589
2011	12,309
2012	11,327
Thereafter	84,487

Total rental expense for operating leases is summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Rental expense	$3,962	$11,634	$10,501	$4,152

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 9. Related Party Transactions

The Company paid Vestar Capital Partners and Lovell Minnick Partners, LLC $1,000 and $500, respectively, for services rendered in connection with securing, structuring and negotiating the equity and debt financing associated with the CVC acquisition on September 30, 2005. Vestar Capital Partners and Lovell Minnick Partners, LLC are shareholders in the Company. These fees were allocated to debt and equity issuance costs and appropriately allocated to the respective balance sheet accounts. The Company paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC. The total of such fees is summarized in the following table:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Related party advisory fees	$—	$646	$850	$213

The fees were discontinued in October 2007 upon completion of the IPO Transactions.

Shinsei, a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $225 of revenues resulting from the Shinsei engagement in the period from October 4 to December 31, 2007. The Company believes the terms of this engagement were at fair market value.

Note 10. Long-Term Debt

The Company’s long-term obligations are summarized in the following table:

	December 31, 2007	December 31, 2006
Outstanding balance of credit facility	$43,557	$79,350
Less: current amounts due in following year	(794)	(794)
Long-term portion	42,763	78,556
Debt discount and interest rate swap	(376)	(1,353)
Long-term debt, less current portion per balance sheet	$42,387	$77,203

The Company has a seven-year credit facility, which expires October 1, 2012. The facility consists of a $65,000 seven-year term loan, a $15,000 delayed draw term loan and a $20,000 six-year revolver loan. The Company incurs an annual commitment fee of one half of 1% of the unused portion of the revolver and 1% on the unused portion of the delayed draw term loan. The debt is offset by $1,500 of debt discount which is being amortized over the life of the debt. Debt discount totaled $939 and $1,228 at December 31, 2007 and 2006, respectively. In addition, $1,172 of deferred debt issuance costs is included in other assets and is being amortized over the life of the debt. Deferred debt issuance costs totaled $824 and $1,265 at December 31, 2007 and 2006, respectively

Borrowings bear interest at LIBOR plus 2.75% and are secured by substantially all of the Company's assets. As of December 31, 2007, all amounts were drawn on the delayed draw term loan and no amounts were outstanding on the revolver. Pursuant to the terms of the credit facility, letters of credit in the amount of $3,500 have been issued on the account of the Company as of December 31, 2007, primarily in connection with real estate leases, which amount reduces availability under the revolver.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 10. Long-Term Debt  – (continued)

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. The Company was in compliance with the financial and non-financial covenants as of December 31, 2007. The Company entered into Amendment 8 on January 31, 2008 allowing all covenant reporting to be made at the Duff & Phelps Corporation level.

On October 18, 2007, $35,000 of the of the seven-year credit facility was repaid and $317 of deferred debt issuance costs associated with the corresponding debt was fully amortized.

The Company has a $36,500 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates December 31, 2010. The Company elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The estimated fair value of the swap at December 31, 2007 and December 31, 2006 resulted in a liability of approximately $563 and an asset of approximately $129, respectively. The following table summarizes the gain or loss recorded for the change in fair value of the interest rate swap:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Gain/(loss) resulting from change in fair value of interest rate swap	$(393)	$(299)	$347	$(218)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 11. Income Taxes

Components of the provision for income taxes consist of the following:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current expense
Federal	$3,496	$18	$12	$3
Foreign	82	247	218	164
State and local	1,356	730	780	163
Total current expense	4,934	995	1,010	330
Deferred expense/(benefit)
Federal	(2,920)	—	—	—
Foreign	—	—	—	—
State and local	(838)	56	(309)	—
Total deferred expense/(benefit)	(3,758)	56	(309)	—
Provision for income tax expense	$1,176	$1,051	$701	$330

Prior to October 4, 2007, the Company had not been subject to U.S. federal income taxes as the Predecessor entity is an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

Taxes payable as of December 31, 2007 and 2006 were $877 and $106, respectively.

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax. Accordingly, a portion of the Company's earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increase due to state and local taxes	3.7%	4.0%	1.6%	1.6%
Effect of permanent differences	(26.6%)	5.6%	2.6%	(2.9%)
Rate benefit as a LLC	(20.5%)	(34.8%)	(34.9%)	(35.0%)
Foreign taxes	(0.4%)	3.4%	2.0%	(1.4%)
Effective tax rate	(8.8%)	13.2%	6.3%	(2.7%)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 11. Income Taxes  – (continued)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31, 2007	December 31, 2006
Current deferred tax assets
Compensation and benefits	$8,734	$66
Other	674	52
Net operating losses	797	—
Total current deferred tax assets	10,205	118
Current deferred tax liabilities
Compensation and benefits	(574)	(35)
Other	(80)	—
Total current deferred tax liabilities	(654)	(35)
Net current deferred tax assets	$9,551	$83
Long-term deferred tax assets
Compensation and benefits	$1,434	$—
Goodwill and other intangibles	65,495	163
Financing fees	379	42
Fixed assets	388	12
Other	1,213	9
Net operating losses	3,603	799
Valuation allowance	(3,603)	(799)
Total long-term deferred tax assets	68,909	226
Long-term deferred tax liabilities
Goodwill and other intangibles	(3,607)	—
Other	(56)	—
Total long-term deferred tax liabilities	(3,663)	—
Net long-term deferred tax assets	$65,246	$226
Total net deferred tax assets and liabilities	$74,797	$309

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company of $74,797 and $309 for the years ended December 31, 2007 and 2006, respectively.

The increase in deferred tax assets was primarily due to an increase in the tax basis of certain intangible assets resulting from D&P Corporation's investment in D&P Acquisitions. The deferred tax assets also increased by approximately $3,758 due to a change in tax rates resulting from the change in the Company structure in which a portion of the Company’s earnings are subject to federal and state income taxes.

The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards which may expire without being utilized. These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from six years to indefinitely. Based on the Company's

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 11. Income Taxes  – (continued)

historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets, other than those offset by valuation allowances, will be realized as offsets to deferred tax liabilities and future taxable income.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption did not have a material impact on our consolidated financial statements. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Duff & Phelps, LLC is open for federal income tax purposes from 2004 forward and D&P Acquisitions is open from 2005 forward. These entities are not subject to federal income taxes as they are flow-through entities. D&P Corporation is open for federal income tax purposes beginning in 2007.

With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for four to five years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.

Note 12. Commitments and Contingencies

The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 13. Regulated Subsidiaries

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” Rule 15c3-1. At December 31, 2007, Securities reported net capital of $6,714 which is $5,999 in excess of its net capital requirement of $714. Securities had no aggregate indebtedness at December 31, 2007. At December 31, 2006, Securities reported net capital of $987 which is $982 in excess of its net capital requirement of $5. Securities had no aggregate indebtedness at December 31, 2006.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, subject to the regulations of the Financial Services Authority. Securities Ltd. is currently registered in England and Wales. Securities Ltd. was newly authorized in December 2007 and did not have any business activity in 2007. The entity is capitalized with UK£110 as of December 31, 2007.

As of April 2, 2007, Chanin Capital, LLC, a subsidiary of the Company, was deregistered as a U.S. broker-dealer. Chanin Capital, LLC was a registered U.S. broker-dealer, subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” Rule 15c3-1 and was compliant with all applicable requirements at December 31, 2006.

Note 14. Employee Benefit Plans

Defined Contribution 401(k) Plan

Duff & Phelps, LLC (“D&P LLC”), a subsidiary of the Company, sponsors a qualified defined contribution 401(k) plan covering substantially all employees (“Defined Contribution Plan”). The Defined Contribution Plan was modified on January 1, 2007 such that employees are entitled to make contributions up to 100% of their compensation subject to Internal Revenue Code (“Code”) limitations. The Company matches an amount equal to an employee’s contribution up to 3% of the employee’s salary and matches 50% of the

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 14. Employee Benefit Plans  – (continued)

employee’s contribution up to the next 3% of salary. Prior to October 1, 2005, the Defined Contribution Plan allowed for participants to defer 1% to 15% of compensation subject to Code limitations. All Company contributions were discretionary.

Company contributions to the Defined Contribution Plan is included as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations and are summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Contributions to Defined Contribution Plan	$729	$3,267	$2,889	$702

Deferred Compensation Plan

D&P Corporation established the Duff & Phelps, LLC Savings Plan Supplement, effective as of January 1, 2006, amended and restated through the establishment of the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”), effective October 1, 2007.

The purpose of the Deferred Compensation Plan is to attract and retain key employees by providing each participant with an opportunity to defer receipt of a portion of their salary, bonus and other specified compensation. The Plan is not intended to meet the qualification requirements of Code Section 401(a), but is intended to meet the requirements of Code Section 409A, and shall be operated and interpreted consistent with that intent.

The Deferred Compensation Plan constitutes an unsecured promise by the Company to pay benefits in the future. Participants in the Deferred Compensation Plan shall have the status of general unsecured creditors of the Company. The Plan is unfunded for U.S. federal tax purposes and is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. Any amounts set aside to defray the liabilities assumed by the Company will remain general assets of the Company and shall remain subject to the claims of the Company’s creditors until such amounts are distributed to the participants.

The Company may credit participant contributions with matching contributions to this plan. For participants who reside in the United States, matching contributions may equal 4½% of the compensation of the participant for the plan year that exceeds the limitation on compensation under Code Section 401(a)(17) for such year, provided the participant is employed on the last day of the plan year and has deferred the maximum permissible amount to the Company’s qualified 401(k) plan for such year. For participants outside of the United States, the Company’s matching contributions will be an amount determined by the Company. Company matching contributions to the Deferred Compensation Plan shall be 100% vested.

Under the terms of the Deferred Compensation Plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan. Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust. Payment from any such source shall reduce the obligation owed to the participant or beneficiary. The rabbi trust invests in mutual funds which mirror the investments of the participants. The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 14. Employee Benefit Plans  – (continued)

	Successor	Predecessor
	December 31, 2007	December 31, 2006	December 31, 2005
Fair market value of investments in rabbi trust	$1,789	$—	$—
Payable to participants of Defined Contribution and Deferred Compensation Plans	3,782	1,434	—

The Company funded $1,434 of the liability in December 2007 and the remaining amount in February 2008.

The fair market value of the investments in the rabbi trust is included in other assets on the consolidated balance sheet. The investments are in equity securities and are classified as available-for-sale at December 31, 2007. The realized and unrealized gain or loss from the investments in the rabbi trust is offset by the corresponding realized or unrealized gain or loss owed to the participants. For the period from October 4 to December 31, 2007, the unrealized loss was immaterial and there were no realized gains or losses during this period.

Note 15. Post-Retirement Health Care Costs

In connection with the CVC acquisition, the Company established a retiree health benefit for certain senior managers and their eligible dependents when the individual becomes eligible for these benefits by satisfying age and service requirements. This program contains cost sharing features such as deductibles and co insurance. The Company does not prefund this program and has the right to modify or terminate this benefit for the limited group of individuals covered by this program after October 1, 2015; as such, there were no contributions by the Company or participants and there were no plan assets at December 31, 2007 and 2006, respectively. In addition, the Company does not expect to make any contributions to the plan during 2008.

Information with respect to our post retirement benefit plan subsequent to the adoption of SFAS 158 on December 31, 2006 is summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Change in benefit obligation
Beginning balance/plan inception	$724	$685	$653	$609
Service cost	14	39	55	13
Interest cost	11	27	36	8
Actuarial losses/(gains)	(10)	(27)	(59)	23
Benefit obligation at end of period	$739	$724	$685	$653

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 15. Post-Retirement Health Care Costs  – (continued)

	Successor	Predecessor
	December 31, 2007	December 31, 2006
Prepaid/(accrued) benefit cost
Unfunded status	$(739)	$(685)
Unrecognized prior service cost	504	551
Unrecognized net actuarial loss/(gain)	(73)	(36)
Prepaid/(accrued) benefit cost	$(308)	$(170)
Benefit liability payable
Unfunded projected benefit obligation	$(739)	$(685)
Additional liability	(431)	(515)
Impact on retained earnings	431	515
Benefit liability payable	$(739)	$(685)
Impact of 1% increase in assumed health care trend:
Service cost plus interest cost	$12	$12
Benefit obligation	$85	$85

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Effect of applying SFAS 158
Other long-term liabilities	$170	$515	$685
Accumulated other comprehensive loss	267	(515)	(248)
Total unitholders' equity	2,560	515	2,045

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation included discount rates of 5.5% at the measurement dates: December 31, 2007, 2006 and 2005, respectively. The discount rate was based on the average yield of long-term corporate bonds with a credit rating of Aa as published by Moody’s Investors Service for the measurement dates indicated above.

The benefit program provides for flat dollar credits based on years of service and age at retirement. The liabilities for these retirees are valued assuming a 11.5% and 12.0% rate of increase in health care costs for the year ending December 31, 2008 and 2007, respectively, declining by one half of one percentage point per annum to 4.5% in the year ending December 31, 2021.

The components of periodic benefit cost are summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Service cost	$14	$39	$55	$13
Interest cost	11	27	36	8
Amortization of prior service cost	11	36	47	12
Net periodic benefit cost	$36	$102	$138	$33

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 15. Post-Retirement Health Care Costs  – (continued)

The Company expects future benefit payments as follows:

Year Ending December 31,
2008	$8
2009	9
2010	25
2011	27
2012	39
Thereafter	426

Note 16. Capital Structure

Current Capital Structure

Please refer to the description of the Recapitalization Transactions and IPO Transactions as described in Note 1 for further information regarding the current capital structure of D&P Corporation.

Subsequent to the IPO Transactions, D&P Corporation has two classes of common stock, Class A and Class B, which are described as follows:

(a)	Class A Common Stock

Holders of D&P Corporation Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of D&P Corporation Class A common stock are entitled to receive dividends when and if declared by D&P Corporation’s board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

In the event of D&P Corporation’s merger or consolidation with or into another entity in connection with which shares of D&P Corporation Class A common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of shares of D&P Corporation Class A common stock will thereafter be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Upon D&P Corporation’s dissolution or liquidation or the sale of all or substantially all of D&P Corporation’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of D&P Corporation Class A common stock will be entitled to receive pro rata D&P Corporation’s remaining assets available for distribution.

Holders of D&P Corporation Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Subject to the transfer restrictions set forth in the 3rd LLC Agreement of D&P Acquisitions, holders of fully vested New Class A Units (other than Duff & Phelps Corporation) may exchange these New Class A Units with D&P Acquisitions for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

(b)	Class B Common Stock

Holders of the Company’s Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class B common stock and

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 16. Capital Structure  – (continued)

Class A common stock present in person or represented by proxy, voting together as a single class. Except as otherwise provided by law, amendments to the amended and restated certificate of incorporation must be approved by a majority of the combined voting power of all shares of Class B common stock and Class A common stock, voting together as a single class. However, amendments to the certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B common stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class. Notwithstanding the foregoing, any amendment to the Company’s amended and restated certificate of incorporation to increase or decrease the authorized shares of any class of common stock shall be approved upon the affirmative vote of the holders of a majority of the shares of Class B common stock and Class A common stock, voting together as a single class.

Holders of the Company’s Class B common stock will not have any right to receive dividends (other than dividends consisting of shares of the Company’s Class B common stock paid proportionally with respect to each outstanding share of the Company’s Class B common stock) or to receive a distribution upon a liquidation or winding up of Duff & Phelps Corporation. Holders of D&P Corporation Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Legacy Capital Structure

The capital structure discussed below is reflective of D&P Acquisitions’ structure as it existed at October 3, 2007, immediately prior to the Recapitalization Transactions. Immediately following the Recapitalization Transactions, the provisions set forth below no longer apply.

(a)	General

On September 30, 2005, the Company issued an aggregate of 50,628,215 Legacy Class A Units (“Legacy Class A Units”); 24,428,571 Legacy Class B Units (“Legacy Class B Units”); 104,432 Legacy Class C Units (“Legacy Class C Units”); 10,338,782 Legacy Class D Units (“Legacy Class D Units”) and 14,500,000 Legacy Class E Units (“Legacy Class E Units”).

The Company received proceeds of $82,900 relating to the issuance of the Legacy Class A Units, for a purchase price per Legacy Class A Unit equal to approximately $1.64. Legacy Class B Units were issued in exchange for all of the outstanding ownership of Duff & Phelps, LLC. The Company did not realize any proceeds relating to the issuance of the Legacy Class C Units, Legacy Class D Units or Legacy Class E Units, which were issued in consideration for services to be provided by the holders of such Units.

On October 31, 2006, the Company issued an aggregate of 3,000,000 Legacy Class F (the Legacy Class F Units) and 9,855,000 Legacy Class G Units (the Legacy Class G Units and together with the Legacy Class A Units, the Legacy Class B Units, the Legacy Class C Units, the Legacy Class D Units, the Legacy Class E Units and the Legacy Class F Units, collectively the “Legacy Units”) in connection with the Chanin acquisition. The Legacy Class F Units have a capped preference value of $1.00 per unit, and are not participating profits units. The Company did not realize any proceeds relating to the issuance of the Legacy Class G Units, which were issued in consideration for services to be provided by the holders of such Units.

(b)	Voting

Holders of the Legacy Units (whether vested or unvested) are entitled to one vote for each unit held by such holder. In addition, the Company may not take certain specified actions (or permit any subsidiary to take such actions) without the consent of the holders of a majority of the Legacy Class A Units. Such actions include, among others, consummating a transaction that is deemed a change of control of the Company, acquiring an entity or assets for a purchase price in excess of $2,500, selling assets with a fair market value in excess of $1,500 in any twelve month period, incurring indebtedness in excess of $5,000 in the aggregate or authorizing the issuance of any equity securities of the Company. In addition, the Company may not issue any

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 16. Capital Structure  – (continued)

equity securities that are junior to the Legacy Class A Units and either senior to or pari passu with the Legacy Class B Units without the consent of holders of a majority of the Legacy Class B Units, the Company may not issue any equity securities that are junior to the Legacy Class A Units and either senior to or pari passu with the Legacy Class C Units without the consent of holders of a majority of the Legacy Class C Units and the Company may not issue additional Legacy Class F Units or Legacy Class G Units without the consent of holders of a majority of the Legacy Class F Units.

(c)	Priority on Distributions

Distributions are made at such times as determined by the management committee of the Company. The Legacy Class A Units and Legacy Class B Units (to the extent of the Legacy Class A Capital and the preferred Legacy Class B Capital (each as defined below)) rank pari passu with one another with respect to the return of invested capital and are senior in right to all other classes and series of the Company's equity securities with respect to distribution and redemptions and upon a liquidation or sale of the Company, including the Legacy Class B Units to the extent of the common Legacy Class B Capital (as defined below), the Legacy Class C Units, the Legacy Class D Units, the Legacy Class E Units, the Legacy Class F Units and the Legacy Class G Units. The Legacy Class A Units, the Legacy Class B Units and the Legacy Class C Units are entitled to a priority on distributions and redemptions upon a liquidation or sale of the Company, as well as a participating right to share pro rate in all distributions once the aggregate priority has been satisfied. The Legacy Class F Units are entitled only to a priority on distributions and redemptions upon a liquidation or sale of the Company. The Legacy Class D Units, the Legacy Class E Units and the Legacy Class G Units are profits interests that are entitled only to share pro rata in all distributions once distributions are equal to the floor price at which such Units were issued. The priority of distributions, including upon liquidation or sale of the Company and as may be adjusted with respect to prior non pro-rata distributions pursuant to the terms of the 2nd LLC Agreement, to holders of the Units at September 30, 2007, including with respect to the Legacy Class C Units, Legacy Class D Units, Legacy Class E Units and Legacy Class G Units, to the extent such Units have vested, is described in more detail below:

•	First, $94,478 to the holders of Legacy Class A Units and Legacy Class B Units pro rata based on capital invested (e.g., $83,000 for the Legacy Class A Units (the Legacy Class A Capital) and $11,460 for the Legacy Class B Units (the preferred Legacy Class B Capital));
•	Second, $44,207 to the holders of Legacy Class B Units and the Legacy Class C Units pro rata based on capital invested (e.g., $27,940 for the Legacy Class B Units (the common Legacy Class B Capital and, together with preferred Legacy Class B Capital, the Legacy Class B Capital)) and $16,295 for the Legacy Class C Units (the Legacy Class C Capital);
•	Third, to the holders of Legacy Class A Units, Legacy Class B Units, Legacy Class C Units, Legacy Class D Units and Legacy Class E Units (that were issued based on a $140,000 floor price, as defined in the LLC agreement of the Company) pro rata based on the aggregate number of Units held by each holder, until the cumulative aggregate distributions equal $175,000;
•	Fourth, $3,000 to the holders of the Legacy Class F Units;
•	Fifth, to the holders of Legacy Class A Units, Legacy Class B Units, Legacy Class C Units, Legacy Class D Units, Legacy Class E Units (that were issued based on a $140,000 and $175,000 floor price, as defined in the LLC agreement of the Company) and Legacy Class G Units, pro rata based on the aggregate number of units held by each holder, until the cumulative aggregate distributions equal $227,000;

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 16. Capital Structure  – (continued)

•	Sixth, to the holders of Legacy Class A Units, Legacy Class B Units, Legacy Class C Units, Legacy Class D Units, Legacy Class E Units (that were issued based on a $140,000, $175,000 and $227,000 floor price, as defined in the LLC agreement of the Company) and Legacy Class G Units, pro rata based on the aggregate number of units held by each holder, until the cumulative aggregate distributions equal $411,000;
•	Seventh, the remaining distribution proceeds shall be distributed to the holders of Units (excluding Legacy Class F Units) pro rata based on the aggregate number of units held by each holder.

Holders of unvested Legacy Class C Units, Legacy Class D Units, Legacy Class E Units and Legacy Class G Units are not entitled to any distributions described above, other than with respect to tax distributions (as further described below) until such Units are vested. However, pursuant to the limited liability company agreement of the Company, the Company maintains a “catch-up” account with respect to such unvested Legacy Class C Units, Legacy Class D Units, Legacy Class E Units and Legacy Class G Units, pursuant to which it deposits all distributions that would otherwise be payable to holders of such unvested Units if such Units were vested at the time of such distributions. Upon the vesting of such Units, the Company will distribute the portion of the proceeds in the catch-up account that are allocated with respect to each unvested Legacy Class C Unit, Legacy Class D Unit, Legacy Class E Unit and Class G to the holder thereof or, if such Units are either forfeited or repurchased by the Company prior to vesting, to all holders of Units in accordance with the distribution priority described above.

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

(e) Redemption Provisions

At any time following September 30, 2011, the majority of certain groups that hold the Legacy Class A Units may request that the Company redeem all or a specified portion of such holders' Legacy Class A Units at a redemption price per Class A Unit that is equal to the greater of the unreturned Legacy Class A Capital with respect to such Legacy Class A Unit or the amount that a Class A Unit would be entitled to receive under the heading “Priority on Distributions” above in the event of a hypothetical sale of the Company.

In the event that certain holders of Legacy Class A Units request that the Company redeem all or a specified percentage of such holders' Legacy Class A Units, certain holders of Legacy Class B Units may request that the Company redeem a specified percentage of such holders' Legacy Class B Units.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 16. Capital Structure  – (continued)

(f) Class A and B Units

The following is a rollforward of activity of the Class A and B Units:

Class A Units, January 1, 2005	—	$—
Issuance of Class A Units	50,628,215	80,358
Class A Units, December 31, 2005	50,628,215	80,358
Issuance of Class A Units	121,951	200
Redemption of Class A Units	(60,976)	(100)
Class A Units at December 31, 2006	50,689,190	80,458
Issuance of Class A Units	—	—
Redemption of Class A Units	—	—
Class A Units at October 3, 2007	50,689,190	$80,458
Class B Units, January 1, 2005	—	$—
Issuance of Class B Units	24,428,571	11,695
Class B Units, December 31, 2005	24,428,571	11,695
Redemption of Class B Units	(266,736)	(180)
Class B Units at December 31, 2006	24,161,835	11,515
Redemption of Class B Units	(75,814)	(37)
Class B Units at October 3, 2007	24,086,021	$11,478

Note 17. Equity-Based Compensation

Equity-based compensation with respect to (a) grants of Legacy Class C, D, E and G Units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

Summary of Equity Based Compensation Expense
(In Thousands)

	Successor			Predecessor
	Period from October 4 to December 31, 2007			Period from January 1 to October 3, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$22,575	$1,811	$24,386	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034	$2,113	$1,803	$3,916
IPO Options	1,209	547	1,756	—	—	—	—	—	—	—	—	—
Ongoing RSAs	22	498	520	—	—	—	—	—	—	—	—	—
Total	$23,806	$2,856	$26,662	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034	$2,113	$1,803	$3,916

Legacy Units

The Company has four classes of Legacy Units (Legacy Class C, Legacy Class D, Legacy Class E, and Legacy Class G Units) that have been issued as long-term incentive compensation to management and independent members of the board of directors. All classes are subject to the participation preferences and other rights of the Legacy Class A and B Unit capital as further described in Note 16.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

In conjunction with the acquisition of CVC on September 30, 2005, the Company issued 104,432 Legacy Class C Units; 10,338,782 Legacy Class D Units and 14,500,000 Legacy Class E Units. In conjunction with the acquisition of Chanin on October 31, 2006, the Company issued 9,855,000 Legacy Class G Units. The Legacy Class C and D Units have certain five-year vesting provisions, as more precisely defined in the individual grant agreements. However, both old classes have accelerated vesting in the case of a sale of the Company or a qualified liquidity event. In the case of an IPO, 25% of the Units vest for each full year of continuous service from the date of issuance and 25% vest on each anniversary date after the event assuming that the holder remains employed by the Company. For the purposes of calculating periodic equity-based compensation expense, a five-year requisite service period has been assumed and expense is recognized using the straight-line allocation method. In the case of retirement, the Units continue to vest so long as the individual does not compete with the Company. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

Generally, 20% of the Legacy Class E Units vest on each anniversary of the date of issuance, so long as the holder remains employed by the Company. A select group of senior executives hold Legacy Class E Units whereby 50% of the Units time vest and 50% of the Units contain certain performance conditions for fiscal years ending 2006, 2007 and 2008. The performance conditions for fiscal years 2006 and 2007 have been met. At each future reporting period, the Company will assess the probability of the likelihood that the remaining Units will become eligible to vest. In addition, all of the time-vesting Legacy Class E Units will vest immediately upon the occurrence of a sale of the Company or a qualified liquidity event prior to the fifth anniversary of the date of issuance, so long as the holder remains employed with the Company, or, if the holder has retired, so long as the holder has not competed with the Company prior to such date. Upon a termination of such holder's employment other than for cause, unvested Legacy Class E Units will be forfeited for no consideration and vested Legacy Class E Units may be repurchased for a repurchase price equal to the fair market value of such Legacy Class E Units at the option of the Company. Upon a termination of such holder's employment for cause or if the holder resigns without good reason and then competes with the Company, all vested and unvested Legacy Class E Units will be forfeited without any consideration. For the purposes of calculating periodic equity-based compensation expense, a five-year service period has been assumed and graded vesting is used to allocate compensation expense. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

The Legacy Class G Units have certain five-year vesting provisions, as more precisely defined in the individual grant agreements. The Legacy Class G Units have accelerated vesting in the case of a sale of the Company or a qualified liquidity event. In the case of an IPO, generally 20% of the Units vest for each full year of continuous service from the date of issuance and 20% vest on each anniversary date after the event assuming that the holder remains employed by the Company. For the purpose of calculating periodic equity-based compensation expense, a five-year requisite service period has been assumed and expense is recognized using the straight-line allocation method. In the case of retirement, the Units continue to vest so long as the individual does not compete with the Company. As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

As described above the Legacy Class C, D, and G units have certain provisions that accelerated vesting in the event of an IPO. At the time of the IPO, the vesting associated with the Legacy Class C and D units changed from five year cliff vesting to four year ratable vesting. As such, an adjustment to recognize the

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

additional expense of $6,573 and $12,283 was recognized in the period from October 4 to December 31, 2007 for the Legacy Class C and D units, respectively. At the time of the IPO, the Legacy Class G units maintained a five year vesting life, but changed from cliff vesting to ratable vesting. As such, an adjustment to recognize the additional expense associated with this change of $1,581 was recorded in the period from October 4 to December 31, 2007.

There is no maximum contractual life of the Legacy Class C, D, E or G Units.

As discussed above, the Legacy Class C, D, E, and G Units issued to personnel as long-term incentive compensation are not options, but rather fully participating Units.

Information with respect to the year ended December 31, 2007, equity-based compensation by Legacy Class as converted at the time of the IPO is detailed below:

Legacy Class of C Units	Number of Awards	Weighted Average Fair Value
As of January 1, 2005	—	$—
Granted	104,432	60.88
Forfeited	—	—
As of December 31, 2005	104,432	60.88
Granted	—	—
Forfeited	—	—
Repurchased	(4,916)	96.85
As of December 31, 2006	99,516	143.91
Granted	—	—
Forfeited	—	—
Unvested as of October 3, 2007	99,516	166.74

The total fair value of Class C Units vested was zero and $476 during the period from January 1 and October 3, 2007 and the year ended December 31, 2006, respectively.

Legacy Class D Units	Number of Awards	Weighted Average Fair Value
As of January 1, 2005	—	$—
Granted	10,338,782	0.68
Forfeited	—	—
As of December 31, 2005	10,338,782	0.68
Granted	—	—
Forfeited	(486,709)	0.65
As of December 31, 2006	9,852,073	1.38
Granted	—	—
Forfeited	—	—
Unvested as of October 3, 2007	9,852,073	3.06

The total fair value of Class D Units vested was zero during the period from January 1 and October 3, 2007 and the year ended December 31, 2006.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

Legacy Class E Units	Number of Awards	Weighted Average Fair Value
As of January 1, 2005	—	$—
Granted	14,500,000	0.68
Forfeited	—	—
As of December 31, 2005	14,500,000	0.68
Granted	4,795,000	0.68
Forfeited	(2,347,500)	0.73
Vested	(2,443,666)	1.38
As of December 31, 2006	14,503,834	1.38
Granted	1,272,000	—
Forfeited	(764,000)	1.53
Vested	(2,346,500)	3.05
Repurchased	(22,000)	2.46
Unvested as of October 3, 2007	12,643,334	3.06

The total fair value of Class E Units vested was $7,146 and $3,372 during the period from January 1 and October 3, 2007 and the year ended December 31, 2006, respectively.

Legacy Class G Units	Number of Awards	Weighted Average Fair Value
January 1, 2006	—	$—
Granted	9,855,000	0.75
Forfeited	—	—
As of December 31, 2006	9,855,000	—
Granted	—	—
Forfeited	(519,582)	0.75
Vested	(153,751)	0.75
Unvested as of October 3, 2007	9,181,667	2.72

The total fair value of Class G Units vested was $115 and zero during the period from January 1 to October 3, 2007 and the year ended December 31, 2006, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

Beginning on the close of business on October 3, 2007, all Legacy Units convert to New Class A Units of D&P Acquisitions, as detailed:

Conversion of Legacy Units to New Class A Units

	Legacy Class C	Legacy Class D	Legacy Class E	Legacy Class G
Outstanding Legacy Units as September 30, 2007	99,516	9,852,073	17,433,500	9,335,418
Converted Legacy Units	939,654	(7,944,112)	(14,201,885)	(7,707,277)
Total converted units at October 3, 2007	1,039,170	1,907,961	3,231,615	1,628,141
New Class A Units redeemed	(518,639)	(130,548)	(169,955)	(218,348)
New Class A Units forfeited	(3,983)	(7,318)	(11,597)	—
Outstanding New Class A at December 31, 2007	516,548	1,770,095	3,050,063	1,409,793
Vested	966	823,457	953,821	128,737
Unvested	515,582	946,638	2,096,243	1,281,056

For a discussion of the Legacy Class A Units, Legacy Class B Units and Legacy Class F Units, see Note 16.

The Company accounts for equity-based compensation in accordance with the fair value provisions of SFAS 123(R). Principles of option pricing theory were used to calculate the fair value of the subject grants. Under this methodology, the Company's various classes of Legacy Units are modeled as call options with distinct claims on the assets of the Company. The characteristics of the Legacy Unit classes, as determined in the Company's unit grant and limited liability corporation agreements, determine the uniqueness of each Legacy Unit's claim on the Company's assets relative to each other and the other components of the Company's capital structure. Periodic valuations were performed during 2006, as of March 31, 2007, as of June 30, 2007, as of September 30, 2007 and as of October 3, 2007 in order to properly recognize equity-based compensation.

During 2006, the Company’s periodic business enterprise valuations increased as a result of the following significant factors:

•	The Company’s positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, its revenues before reimbursable expenses for the years ended December 31, 2005 and December 31, 2006 increased from $73,926 to $246,742, respectively. In addition, over the course of the period, the Company conducted periodic re-forecasts of the Company’s full-year results for 2006, which typically resulted in revised forecasts that were higher relative to the initial budget for the year.
•	Meaningful progress with respect to development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between the Company and McGraw-Hill subsequent to the CVC acquisition.
•	Entry into new service offerings and geographies, including the acquisition of Chanin (enabling the Company to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process), further diversifying the Company’s business and geographic mix and enhancing the Company’s prospects for future growth.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

•	Increases in multiples of earnings of several of the Company’s comparable publicly traded peers.
•	Greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company’s equity securities.

During the period from January 1, 2007 through October 3, 2007 (the date of the completion of the Company’s IPO Transactions) the Company’s periodic business enterprise valuations increased as a result of the following significant factors:

•	The Company’s positive financial performance relative to prior-year and sequential periods, and relative to initial internal budgets prepared by management. In particular, the Company’s revenues before reimbursable expenses for the 12-month periods ended December 31, 2006 and September 30, 2007 (the quarter immediately prior to the Company’s IPO) increased from $246,742 to $324,636, respectively. In addition, over the course of the period, the Company conducted a re-forecast of the Company’s full-year results for 2007, which resulted in a revised forecast that was higher relative to the initial budget for the year;
•	Completion of the development of stand-alone operational infrastructure, including technology, finance and human capital functions, as well as real estate, separate from McGraw-Hill, which had been providing many services with respect to these items pursuant to a transitional services agreement that was entered into between the Company and McGraw-Hill subsequent to the CVC acquisition. The Company believes that the creation of its stand-alone infrastructure has and will continue to result in cost-savings and increased flexibility relative to being a party to the transitional services agreement;
•	Continued expansion of service offerings and geographies, including the opening or ramp-up of new offices in Munich, Paris and Zurich, further diversifying the Company’s business and geographic mix and enhancing the Company’s prospects for future growth;
•	Increases in multiples of earnings of certain of the Company’s comparable publicly traded peers; and
•	Greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company’s equity securities.

The equity unit valuations included the following key assumptions in the determination of fair values are summarized as follows:

	New Class A Units	Legacy Units
	October 3, 2007	December 31, 2006	December 31, 2005
Implied asset volatility	22.0%	45.0%	63.0%
Expected dividends	None	None	None
Risk-free rate	5.20%	5.00%	4.18%
Expected term of the units	0 years	0.8 years	2 years

The Legacy Class C, D, and E Units contain certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios. These provisions were invoked during several repurchase instances during 2006 and the Company established a policy to repurchase Legacy Units upon these occurrences. As a result, during 2006 and thereafter, the expense recognition for the Legacy C, D, and E Units is under variable accounting until the award is settled, as per SFAS 123(R). Settlement occurs at the time of exercise, forfeiture, repurchase, or at the point in time where the unitholder has borne sufficient risks and rewards of equity ownership, assumed as six-months and one-day post-vesting. The fair values of these Legacy Units are re-valued at each reporting period and any change in value is recognized in current period expense, until settled. As such, the expense will no longer reside within additional paid-in

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

capital unless it meets certain conditions, but within the current and long-term liabilities on the balance sheet. Upon conversion to New Class A Units, the awards were re-classified from a liability award to an equity award.

As of October 3, 2007, the value used for the purpose of SFAS 123(R) for the above referenced units was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of Legacy Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.

In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization. A tax benefit of $741 has been recognized on the Legacy Class C units in the period October 4 to December 31, 2007.

IPO Options and Restricted Stock Awards

In connection with its IPO, the Company adopted the 2007 Omnibus Stock Plan (“Omnibus Plan”), which replaced the Company’s then existing equity plans for grants of share-based awards. The Omnibus Plan permits the grant of stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to the Company’s Class A common stock, or any combination of these. This plan is administered and interpreted by the Compensation Committee of the Company’s Board of Directors.

Options were granted in conjunction with the Company’s IPO to employees with exercise prices equal to the market value of the Company’s Class A common stock on the grant date and expire ten years subsequent to award. Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of the Company’s Board of Directors. Options granted under the Company’s share-based incentive compensation plans vest annually over four years. The Company plans to issue new shares of the Company’s Class A common stock whenever stock options are exercised or share awards are granted. The Company did not grant options prior to 2007.

Restricted shares (Class A common stock) were granted as a form of incentive compensation and corresponding expense was recognized based on the fair market value on the date of grant. Restricted shares are generally contingent on continued employment. Restrictions on transfer and forfeiture provisions are eliminated after 3 years.

Below is a summary of the option and restricted award activity for the period from October 4 to December 31, 2007:

	IPO Options	Restricted Stock Awards
Granted	2,079,811	60,960
Forfeited	(13,500)	—
Outstanding and unvested as of December 31, 2007	2,066,311	60,960
Fair value on grant date	$7.33	$19.34
Weighted average exercise price	$16.00
Weighted average remaining contractual term	9.75
Aggregate intrinsic value	$7,604
Options expected to vest	1,810,414
Intrinsic value of options expected to vest	$6,662

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 17. Equity-Based Compensation  – (continued)

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, the Executive Officers’ 2007 annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid. These shares were granted in 2008, but the Company has recorded equity-based compensation expense of $498 in the period October 4 to December 31, 2007 in relation to the bonus earned in the 2007 plan year. The Company did not grant restricted shares prior to 2007.

The Company valued the IPO Options using the Black-Scholes method. Asset volatility was based on the historical mean of the Company’s closest peer group. The following table details the weighted average assumptions used to determine fair value at the time of grant:

Asset volatility	39%
Expected dividends	None
Risk-free rate	4.28%
Expected term of options	6.25 years

At December 31, 2007, the total unamortized compensation cost related to all non-vested awards was $38,494. The weighted-average period over which this is expected to be recognized is 1.37 years.

A tax benefit of $417 has been recognized for the stock options issued in conjunction with the IPO.

Note 18. Segment Information

The Company provides services through two segments: Financial Advisory and Investment Banking. The Financial Advisory segment provides valuation advisory services, transaction advisory services, dispute and legal management consulting and specialty tax advisory services; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and financial restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction. The Company does not maintain separate balance sheet information by segment.

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Financial Advisory
Revenues (excluding reimbursables)	$68,821	$190,748	$189,486	$35,460
Segment operating income	12,177	30,997	27,045	5,846
Segment operating income margin	17.7%	16.3%	14.3%	16.5%
Investment Banking
Revenues (excluding reimbursables)	$19,062	$62,527	$57,256	$38,466
Segment operating income	3,959	21,705	17,165	5,217
Segment operating income margin	20.8%	34.7%	30.0%	13.6%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 18. Segment Information  – (continued)

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Total
Revenues (excluding reimbursables)	$87,883	$253,275	$246,742	$73,926
Segment operating income	$16,136	$52,702	$44,210	$11,063
Net client reimbursable expenses	238	(133)	(159)	(228)
Equity-based compensation associated with legacy units and IPO options	(26,142)	(31,428)	(14,034)	(3,916)
Depreciation and amortization	(2,384)	(6,754)	(7,702)	(3,186)
Acquisition retention expense	(217)	(2,035)	(6,003)	(13,832)
Operating (loss)/income	(12,369)	12,352	16,312	(10,099)
Operating expense/(income)	1,032	4,403	5,112	2,066
Non-controlling interest	(8,225)	—	—	—
Income before income taxes	(5,176)	7,949	11,200	(12,165)
Provision for income taxes	1,176	1,051	701	330
Net (loss)/income	$(6,352)	$6,898	$10,499	$(12,495)

Revenues excluding reimbursable expenses attributable to international activities are summarized as follows:

	Successor	Predecessor
	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
United States	$78,313	$239,017	$235,859	$72,142
Europe	8,644	13,036	10,431	1,784
Asia	926	1,222	452	—
Total revenues (excluding reimbursables)	$87,883	$253,275	$246,742	$73,926

There were no inter-segment revenues during the three years ended December 31, 2007. Long-lived assets attributable to international operations totaled $2,880 and $2,294 at December 31, 2007 and 2006, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Unit and Share Amounts or as Otherwise Indicated)

Note 19. Selected Quarterly Data (Unaudited)

The following table contains information derived from unaudited financial statements of the Company. In the opinion of the Company’s management, the information includes all adjustments necessary for fair presentation of the results. The results of a particular quarter are not necessarily indicative of the results that might be achieved for a full fiscal year.

Quarterly Data (Unaudited)
(In Thousands, Except Per Share Data)

		Successor	Predecessor
	Total	Period from October 4 to December 31, 2007	Period from October 1 to October 3, 2007	Quarter Ended
				September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$341,158	$87,883	$4,825	$83,887	$87,092	$77,471
Reimbursable expenses	12,770	2,824	193	3,695	3,610	2,448
Total revenues	353,928	90,707	5,018	87,582	90,702	79,919
Operating income/(loss)	(17)	(12,369)	927	12,644	(2,533)	1,314
Net income/(loss)	546	(6,352)	877	10,736	(4,282)	(433)
Weighted average shares of Class A common stock outstanding:
Basic	—	13,018	—	—	—	—
Diluted	—	13,018	—	—	—	—
Net income per share available to holders of Class A shares of common stock:
Basic	—	$(0.49)	—	—	—	—
Diluted	—	(0.49)	—	—	—	—

Quarterly Data (Unaudited) – (continued)
(In Thousands, Except Per Share Data))

	Predecessor
	Year Ended December 31, 2006
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$246,742	$76,186	$67,880	$52,123	$50,553
Reimbursable expenses	12,526	3,297	2,655	3,746	2,828
Total revenues	259,268	79,483	70,535	55,869	53,381
Operating income/(loss)	16,312	6,751	9,621	(1,156)	1,096
Net income/(loss)	10,499	4,819	7,369	(2,054)	365
Weighted average chares of Class A common stock outstanding:
Basic	—	—	—	—	—
Diluted	—	—	—	—	—
Net income per share available to holders of Class A shares of common stock:
Basic	—	—	—	—	—
Diluted	—	—	—	—	—

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Duff & Phelps Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 5, 2007).
3.2	Amended and Restated By-Laws of Duff & Phelps Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 5, 2007).
3.3	Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, dated as of October 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).
10.1	Credit Agreement dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2007).
10.2	Amendment No. 1, dated June 14, 2006, to the Credit Agreement, dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2007).
10.3	Amendment No. 2, dated October 31, 2006, to the Credit Agreement, dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on June 29, 2007).
10.4	Amendment No. 5, dated August 31, 2007, to the Credit Agreement, dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).
10.5	Amendment No. 7, dated October 4, 2007, to the Credit Agreement, dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2007).
10.6	Amendment No. 8, dated January 31, 2008, to the Credit Agreement, dated September 30, 2005, between Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Lenders party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2008).
10.7	Registration Rights Agreement, dated as of October 3, 2007, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV L.P., Vestar/D&P Holdings, LLC and the Holders as set forth in the Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).
10.8	Tax Receivable Agreement, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and the Members as set forth in the Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).
10.9	Exchange Agreement, by and between Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV, L.P., Vestar/D&P Holdings, LLC and the Members as set forth in the Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).

Exhibit Number	Description
10.10	Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).
10.11	Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Gerard Creagh (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).
10.12	Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Jacob Silverman (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).
10.13	Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Brett Marschke (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).
10.14	Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Edward Forman (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).
10.15	Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).
10.16	Name Use Agreement, dated as of July 1, 1996, by and between Phoenix Duff & Phelps Corporation and Duff & Phelps, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 23, 2007).
10.17	DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).
10.18	DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Jacob Silverman (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).
10.19	Stockholders Agreement, dated September 5, 2007, by and among Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and Shinsei Bank, Limited (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).
10.20	Form of Stock Option Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).
10.21	Form of Restricted Stock Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each document marked with an asterisk is filed herewith.