Form 10-Q
period 2008-03-31
Duff & Phelps Corp
filed 2008-05-09
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 001-33693

DUFF & PHELPS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8893559
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

55 East 52nd Street, 31st Floor
New York, New York 10055
(Address of principal executive offices)
(Zip code)

(212) 871-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑ Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 14,281,791 as of April 30, 2008. The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 21,053,552 as of April 30, 2008.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues	$93,153	$77,471
Reimbursable expenses	2,328	2,448
Total revenues	95,481	79,919

Direct client service costs
Compensation and benefits (includes $4,624 and $10,295 of equity-based compensation for the three months ended March 31, 2008 and 2007, respectively)	53,044	51,240
Other direct client service costs	1,622	649
Acquisition retention expenses	310	692
Reimbursable expenses	2,269	2,545
Subtotal	57,245	55,126

Operating expenses
Selling, general and administrative (includes $2,714 and $3,035 of equity-based compensation for the three months ended March 31, 2008 and 2007, respectively)	26,023	21,374
Depreciation and amortization	2,176	2,103
Subtotal	28,199	23,477

Operating income	10,037	1,316

Other expense/(income)
Interest income	(483)	(500)
Interest expense	973	1,791
Other expense	591	115
Subtotal	1,081	1,406

Income/(loss) before non-controlling interest and income taxes	8,956	(90)

Non-controlling interest	5,277	-
Provision for income taxes	2,264	341

Net income/(loss)	$1,415	$(431)

Weighted average shares of Class A common stock outstanding
Basic	13,064
Diluted	13,064

Net income per share of Class A common stock
Basic	$0.11
Diluted	$0.11

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,156	$90,243
Accounts receivable, net	55,480	45,572
Unbilled services	25,486	23,075
Prepaid expenses and other current assets	6,701	6,275
Net deferred income taxes, current	6,775	9,551
Total current assets	122,598	174,716

Property and equipment, net	23,545	23,686
Goodwill	107,643	107,562
Intangible assets, net	27,273	28,233
Other assets	12,538	5,070
Net deferred income taxes, non-current	66,313	65,246
Total non-current assets	237,312	229,797

Total assets	$359,910	$404,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,563	$2,899
Accrued expenses	4,774	12,238
Accrued compensation and benefits	27,987	72,713
Deferred revenue	5,494	7,931
Equity-based compensation liability, current	230	498
Current portion of long-term debt	794	794
Current portion due to non-controlling unitholders	3,114	3,114
Total current liabilities	46,956	100,187

Long-term debt, less current portion	42,878	42,387
Other long-term liabilities	15,321	15,260
Due to non-controlling unitholders	65,196	65,196
Total non-current liabilities	123,395	122,843

Total liabilities	170,351	223,030

Commitments and contingencies (Note 10)

Non-controlling interest	114,099	111,979

Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 14,203 and 13,125 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	142	131
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 21,054 and 21,090 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	2	2
Additional paid-in capital	78,700	75,375
Accumulated other comprehensive income	1,553	348
Accumulated deficit	(4,937)	(6,352)
Total stockholders' equity	75,460	69,504

Total liabilities and stockholders' equity	$359,910	$404,513

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$1,415	$(431)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,176	2,103
Amortization of deferred credits	296	(130)
Equity-based compensation	7,338	13,329
Bad debt expense	466	144
Non-controlling interest	5,277	-
Amortization of interest rate swap	632	120
Deferred income taxes	1,709	209
Other	70	80
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(10,374)	1,454
Unbilled services	(2,411)	(3,243)
Prepaid expenses and other current assets	(412)	(542)
Deferred credits	182	362
Other assets	(45)	(303)
Accounts payable and accrued expenses	(2,891)	(2,396)
Accrued compensation and benefits	(44,359)	(30,875)
Deferred revenues	(2,438)	(790)
Other liabilities	297	286
Net cash provided by/(used in) operating activities	(43,072)	(20,623)

Cash flows from investing activities:
Purchase of property and equipment	(1,328)	(1,661)
Purchase of investments for deferred compensation plan	(9,145)	-
Proceeds from sale of investments in deferred compensation plan	1,692	-
Business acquisitions, net of cash acquired	(3,463)	-
Net cash used in investing activities	(12,244)	(1,661)

Cash flows from financing activities:
Repayments of debt	(198)	(197)
Principal payments under capital lease obligation	-	(63)
Distributions to D&P Acquisitions' unitholders	(7,766)	(12,220)
Net cash provided by/(used in) financing activities	(7,964)	(12,480)

Effect of exchange rate on cash and cash equivalents	1,193	73

Net increase/(decrease) in cash and cash equivalents	(62,087)	(34,691)
Cash and cash equivalents at beginning of period	90,243	59,132
Cash and cash equivalents at end of period	$28,156	$24,441

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated	Retained
					Additional	Other	Earnings/	Total
	Common Stock - Class A		Common Stock - Class B		Paid-in-	Comprehensive	(Accumulated	Stockholders'
SUCCESSOR	Shares	Dollars	Shares	Dollars	Capital	Income	Deficit)	Equity

Balance as of December 31, 2007	13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

Net income for the period January 1 to March 31, 2008	-	-	-	-	-	-	1,415	1,415
Currency translation adjustment	-	-	-	-	-	1,193	-	1,193
Amortization of post-retirement benefits	-	-	-	-	-	12	-	12
Total comprehensive income	-	-	-	-	-	1,205	1,415	2,620

Issuance of restricted stock awards	1,078	11		-	-	-	-	11
Forfeitures	-	-	(36)	-	-	-	-	-
Equity-based compensation	-	-	-	-	7,596	-	-	7,596
Distributions to non-controlling unitholders	-	-	-	-	(7,766)	-	-	(7,766)
Allocation of non-controlling interest	-	-	-	-	3,157	-	-	3,157
Other	-	-	-	-	338	-	-	338
Balance as of March 31, 2008	14,203	$142	21,054	$2	$78,700	$1,553	$(4,937)	$75,460

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1  -  DESCRIPTION OF BUSINESS

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. Its mission is to help its clients protect, maximize and recover value. The foundation of its services is its ability to provide independent advice on issues involving highly technical and complex assessments of value. The Company principally supports client needs in financial and tax valuation (especially in the context of business combinations and other corporate transactions), mergers and acquisitions (“M&A”), restructuring and litigation and disputes. The Company believes the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice. The Company serves a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Tokyo and Zurich.

Note 2  -  BASIS OF PRESENTATION

The Company is a Delaware corporation and was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and subsidiaries (“D&P Acquisitions”). The Company had not engaged in any business or other activities except in connection with its formation and the IPO. On September 27, 2007, a registration statement relating to shares of Class A common stock of the Company was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007.

Immediately prior to the closing of the IPO, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (“Recapitalization Transactions”). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G, collectively “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called “New Class A Units.”

References to the “Company” and “Successor” refer to the period subsequent to the IPO and related transactions of the Company and its consolidated subsidiaries, as fully described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008. References to “Predecessor” refer to the period prior to the IPO and related transactions of D&P Acquisitions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the SEC for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The financial statements require the use of management estimates and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP. References to the “Company,” “Successor,” “its” and “itself,” refer to Duff & Phelps Corporation and its subsidiaries, unless the context requires otherwise.

The balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management’s opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 3 -  ACQUISITIONS

Rash & Associates, L.P.

On October 31, 2007, a subsidiary of the Company acquired the equity interests of Rash & Associates, L.P. (“Rash”), a Texas limited partnership. Rash is a nationwide provider of property tax management services, which complements the Company’s existing property tax consulting business. The Rash business operates as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

Chanin Capital Partners LLC

On October 31, 2006, the D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners LLC (“Chanin”), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services. The acquisition of Chanin further diversifies the D&P Acquisitions' revenue base and enables D&P Acquisitions to (i) expand its service offering to include financial restructuring advice to constituencies in the business reorganization process, (ii) provide potential cross-selling opportunities and (iii) gain access to new client relationships, particularly in the private equity and hedge fund markets.

The purchase consideration consisted of cash consideration of $14,988 (which includes a final net working capital settlement received in 2007), earn-out payments equal up to $5,000 for each of the three 12-month periods following the acquisition date (based solely on certain revenue performance thresholds), and the issuance of Legacy Units of D&P Acquisitions with a fair market value of $1,710. The first 12-month period earn-out payment of $3,463 was accrued as of December 31, 2007 and was paid on January 4, 2008. In addition, D&P Acquisitions incurred total fees and expenses associated with the acquisition of $1,026. The sellers are eligible for two remaining earn-out payments equal up to $5,000 for each annual period ending on October 31, 2008 and 2009.

Concurrent with the acquisition, the Company issued an equivalent of 1,628 New Class A Units (after forfeitures and based on the IPO price of $16.00 per share). This grant of equity has been accounted for as equity-based compensation as the recipients have a required service commitment and therefore the grant is being expensed over the requisite service period.

The acquisition was recorded using the purchase method of accounting. The purchase price allocation is detailed in our Annual Report on Form 10-K for the year ended December 31, 2007.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4  -  EARNINGS PER SHARE

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards, restricted stock units, and D&P Acquisitions’ units and Class B common stock that are exchangeable into D&P Class A common stock. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

Three Months
Ended
March 31,
2008
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$1,415

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	13,064

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	13,064
Add dilutive effect of the following:
Assumed conversion of New Class A Units for Class A common stock(a)	-
Dilutive weighted average shares of Class A common stock	13,064

Basic income per share of Class A common stock	$0.11

Diluted income per share of Class A common stock	$0.11

____________________
(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	20,705
Weighted average stock options outstanding	2,064
Weighted average restricted stock awards and units outstanding	344

Anti-dilution is the result of (i) the allocation of income or loss associated with the exchange of New Class A Units for Class A common stock, (ii) the assumed repurchase of restricted shares and (iii) options listed above exceeding those outstanding under the treasury stock method.

EPS information is not applicable for reporting periods prior to the Successor period beginning on October 4, 2007. In addition, the shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock have not been presented.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5 - NON-CONTROLLING INTEREST

Although the Company has a majority voting interest (100%) in and controls the management of D&P Acquisitions, it holds a minority ownership interest in D&P Acquisitions totaling 40%. As a result, the Company consolidates the financial results of D&P Acquisitions and records non-controlling interest for the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.

Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the ownership interest in D&P Acquisitions held by the non-controlling unitholders. Non-controlling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the non-controlling unitholders based on the portion of total New Class A Units owned by such unitholders. The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	Controlling
	Corporation	Unitholders	Total
As of December 31, 2007	13,125	21,090	34,215
Issuance of restricted stock awards	1,078	-	1,078
Forfeitures	-	(36)	(36)
As of March 31, 2008	14,203	21,054	35,257

Percent of total New Class A Units	40.3%	59.7%	100%

The change in non-controlling interest is calculated as follows:

As of December 31, 2007	$ 111,979
Allocation of non-controlling interest associated with:
D&P Acquisitions' tax distribution	(4,655)
Equity-based compensation	4,383
Change in ownership interests	(3,805)
Other items	920
Sub-total	(3,157)

Allocation of income of D&P Acquisitions	5,277
As of March 31, 2008	$114,099

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6  -  EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the following table:

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$3,137	$1,396	$4,533	$10,295	$3,035	$13,330
IPO Options	1,194	542	1,736	-	-	-
Ongoing RSAs	293	776	1,069	-	-	-
Total	$4,624	$2,714	$7,338	$10,295	$3,035	$13,330

Restricted stock units are granted as a form of incentive compensation and are accounted for similarly to restricted stock awards.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

During the three months ended March 31, 2008, the Company issued 1,126 of a combination of restricted stock awards and units related to annual bonus incentive compensation, performance incentive initiatives and recruiting efforts. Expense is recognized based on the fair market value on the date of grant over the service period. The restrictions on transfer and forfeiture provisions are eliminated after three years for all awards granted to non-executives. The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives. Of the 1,126 granted, 233 awards were granted to executives on March 19, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options during the three months ended March 31, 2008:

IPO
Options
Balance as of January 1, 2008	2,066
Granted	-
Forfeited	(9)
Balance as of March 31, 2008	2,057

Vested	-
Unvested	2,057

Fair value on grant date	$7.33
Weighted average exercise price	$16.00
Weighted average remaining contractual term (years)	9.5
Aggregate intrinsic value	$4,094
Options expected to vest	1,810
Intrinsic value of options expected to vest	$3,603

The following table summarizes activity for Ongoing RSAs during the three months ended March 31, 2008:

	Restricted	Weighted	Restricted	Weighted
	Stock	Average	Stock	Average
	Awards	Fair Value	Units	Fair Value
Balance as of January 1, 2008	61	$19.34	-	$-
Granted	1,078	13.57	48	11.27
Forfeited	-	-	-	-
Balance as of March 31, 2008	1,139	$13.88	48	$11.27

Vested	-		-
Unvested	1,139		48

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the three months ended March 31, 2008:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of January 1, 2008	6,746
Granted	-
Forfeited	(36)
Balance as of March 31, 2008	6,710

Vested	1,916
Unvested	4,794

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of March 31, 2008, the total unamortized compensation cost related to all non-vested awards was $45,564. The weighted-average period over which this is expected to be recognized is 1.36 years. A tax benefit of $639 has been recognized for certain Legacy Units and IPO Options as a result of an increase in deferred tax assets during the three months ended March 31, 2008.

Note 7 - LONG-TERM DEBT

The Company’s long-term obligations are summarized in the following table:

	March 31,	December 31,
	2008	2007

Outstanding balance of credit facility	$43,358	$43,557
Less: current amounts due in following year	(794)	(794)
Long-term portion	42,564	42,763
Debt discount and interest rate swap	314	(376)
Long-term debt, less current portion	$42,878	$42,387

The Company has a seven-year credit facility, which expires October 1, 2012. The facility consists of a $65,000 seven-year term loan, a $15,000 delayed draw term loan and a $20,000 six-year revolver loan. The Company incurs an annual commitment fee of one half of 1% of the unused portion of the revolver and 1% on the unused portion of the delayed draw term loan.

Borrowings bear interest at LIBOR plus 2.75% and are secured by substantially all of the Company's assets. As of March 31, 2008, all amounts were drawn on the delayed draw term loan and no amounts were outstanding on the revolver. Pursuant to the terms of the credit facility, letters of credit in the amount of $3,886 have been issued on the account of the Company as of March 31, 2008, primarily in connection with real estate leases. This amount reduces availability under the revolver.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. The Company was in compliance with the financial and non-financial covenants as of March 31, 2008. The Company entered into Amendment 8 on January 31, 2008 allowing all covenant reporting to be made at the Duff & Phelps Corporation level.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company has a $31,700 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates December 31, 2010. The Company elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap. The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Statement of Operations:
	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Gain/(loss) resulting from change in fair value of interest rate swap	$(632)	$(120)

Estimated fair value – asset/(liability)	$(1,194)	$8

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8 -  INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Income tax provision	$2,264	$341
Effective income tax rate	25.3%	(378.9)%

The tax provision for the current year period is based on our estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing net income before non-controlling interest and income taxes by the provision for income taxes.

The effective income tax rates for the periods presented were different from the statutory United States federal income tax rate of 35% primarily due to the fact that the Company’s subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax. Accordingly, a portion of the Company's earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption did not have a material impact on the Company’s consolidated financial statements. The Company’s unrecognized tax benefit is not material. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties as a component of selling, general and administrative expenses.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9 - DEFERRED COMPENSATION PLAN

The Company maintains the Duff & Phelps, LLC Savings Plan Supplement (“Deferred Compensation Plan”) which includes a non-qualified defined contribution 401(k) plan and deferred compensation plan for key employees. This plan is detailed further in our Annual Report on Form 10-K for the year ended December 31, 2007.

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan. Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust. Payment from any such source shall reduce the obligation owed to the participant or beneficiary. The rabbi trust invests in an investment vehicle structured as a corporate owned life insurance policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets. The policy is redeemable on demand in an amount equal to the cash surrender value. The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	March 31,	December 31,
	2008	2007
Fair market value of investments in rabbi trust	$9,121	$1,789
Payable to participants of the plan	9,516	3,782

The fair market value of the investments in the rabbi trust is included in other assets on the consolidated balance sheet.

Note 10  -  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11 - SEGMENT INFORMATION

The Company provides services through two segments: Financial Advisory and Investment Banking. The Financial Advisory segment provides valuation advisory services, corporate finance consulting, dispute and legal management consulting and specialty tax advisory services; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and financial restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Financial Advisory
Revenues (excluding reimbursables)	$73,933	$58,693
Segment operating income	12,020	10,992
Segment operating income margin	16.3%	18.7%

Investment Banking
Revenues (excluding reimbursables)	$19,220	$18,778
Segment operating income	6,713	6,546
Segment operating income margin	34.9%	34.9%

Total
Revenues (excluding reimbursables)	$93,153	$77,471

Segment operating income	$18,733	$17,538
Net client reimbursable expenses	59	(97)
Equity-based compensation from Legacy Units and IPO Options	(6,269)	(13,330)
Depreciation and amortization	(2,176)	(2,103)
Acquisition retention expense	(310)	(692)
Operating income	10,037	1,316
Other expense/(income), net	1,081	1,406
Non-controlling interest	5,277	-
Provision for income taxes	2,264	341
Net income/(loss)	$1,415	$(431)

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
United States	$85,231	$73,418
Europe	7,107	3,920
Asia	815	133
Total revenues (excluding reimbursable expenses) .	$93,153	$77,471

There were no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 12 - RELATED PARTY TRANSACTIONS

During 2007, the Company paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC, shareholders in the Company. The total of such fees is included in selling, general and administrative expenses and is summarized as follows:

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Related party advisory fees	$-	$213

The fees were discontinued in October 2007 upon completion of the IPO and related transactions.

Shinsei Bank, Ltd., a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $450 of revenues resulting from the engagement during the quarter ended March 31, 2008.

An affiliate of Lovell Minnick Partners, a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $278 of revenues resulting from the engagement during the quarter ended March 31, 2008.

Note 13 -  SUBSEQUENT EVENT

Acquisition of Dubinsky & Company, P.C.

On April 11, 2008, a subsidiary of the Company completed a merger with Dubinsky & Company, P.C. (“Dubinsky”), a Maryland professional corporation. Dubinsky is a specialty consulting firm primarily focused on litigation support and forensic accounting services. The Dubinsky business will operate as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect the Company’s current views with respect to, among other things, future events and financial performance. The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Form 10-K as filed with the SEC on March 26, 2008. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,
•	accounts receivable and unbilled services valuation,
•	incentive compensation,
•	useful lives of intangible assets,
•	the carrying value of goodwill and intangible assets,
•	allowances for doubtful accounts,
•	gains and losses on engagements,
•	amounts due to non-controlling unitholders,
•	reserves for estimated tax liabilities, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

During the quarter ended March 31, 2008, there were no significant changes in our critical accounting policies and estimates. A summary of these policies and estimates may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

Results of Operations

Duff & Phelps Corporation (the “Company”) is a Delaware corporation and was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and subsidiaries (“D&P Acquisitions”). The Company has not engaged in any business or other activities except in connection with its formation and the IPO. On September 27, 2007, a registration statement relating to shares of Class A common stock of the Company was declared effective and the price of such shares was set at $16.00 per share. The IPO closed on October 3, 2007.

References to the “Company” and “Successor” refer to the period subsequent to the IPO and related transactions of the Company and its consolidated subsidiaries, as fully described in the Company’s 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2008. References to “Predecessor” refer to the period prior to the IPO and related transactions of D&P Acquisitions. The IPO and related transactions are detailed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Equity-based compensation discussed herein includes (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Overview

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

Quarter Ended March 31, 2008 versus Quarter Ended March 31, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended		Year Over Year
	March 31,	March 31,	Unit	Percent
	2008	2007	Change	Change

Revenues	$93,153	$77,471	$15,682	20.2%
Reimbursable expenses	2,328	2,448	(120)	(4.9)%
Total revenues	95,481	79,919	15,562	19.5%

Direct client service costs
Compensation and benefits(1)	53,044	51,240	1,804	3.5%
Other direct client service costs	1,622	649	973	149.9%
Acquisition retention expenses	310	692	(382)	(55.2)%
Reimbursable expenses	2,269	2,545	(276)	(10.8)%
	57,245	55,126	2,119	3.8%

Operating expenses
Selling, general and administrative(2)	26,023	21,374	4,649	21.8%
Depreciation and amortization	2,176	2,103	73	3.5%
	28,199	23,477	4,722	20.1%

Operating income	10,037	1,316	8,721	662.7%

Other expense/(income)
Interest income	(483)	(500)	17	(3.4)%
Interest expense	973	1,791	(818)	(45.7)%
Other expense	591	115	476	413.9%
	1,081	1,406	(325)	(23.1)%

Income/(loss) before non-controlling interest and income taxes	8,956	(90)	9,046	(10051.1)%

Non-controlling interest	5,277	-	5,277	-
Provision for income taxes	2,264	341	1,923	563.9%

Net income/(loss)	$1,415	$(431)	$1,846	(428.3)%

Other financial and operating data

Adjusted EBITDA(3)	$18,792	$17,441	$1,351	7.7%

End of period client service professionals	916	691	225	32.6%

(1)	Compensation and benefits include $4,624 and $10,295 of equity-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

(2)	Selling, general and administrative expenses include $2,714 and $3,035 of equity-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007
Net income/(loss)	$1,415	$(431)
Provision for income taxes	2,264	341
Non-controlling interest	5,277	-
Other expense, net	1,081	1,406
Depreciation and amortization	2,176	2,103
Acquisition retention expenses	310	692
Equity-based compensation associated with Legacy Units and IPO Options included in compensation and benefits	4,331	10,295
Equity-based compensation associated with Legacy Units and IPO Options included in selling, general and administrative	1,938	3,035
Adjusted EBITDA	$18,792	$17,441

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

(3)	Continued

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision/(benefit) for income taxes, (c) other (income)/expense, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units of D&P Acquisitions, and IPO Options included in compensation and benefits, (g) equity-based compensation associated with Legacy Units of D&P Acquisitions and IPO Options included in selling, general & administrative expenses, (h) merger & acquisition costs and (i) non-controlling interest.

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

Revenues

Revenues excluding reimbursable expenses increased $15,682, or 20.2%, to $93,153 for the three months ended March 31, 2008, compared to $77,471 for the three months ended March 31, 2007. Of the overall increase in revenues, 97.2% was attributable to our Financial Advisory segment and 2.8% was attributable to our Investment Banking segment.

Growth attributable to our Financial Advisory segment was driven by demand across all service lines. Modest growth in our Investment Banking segment reflects the inherently inconsistent nature of this business as a result of the timing of success fees. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

Our client service headcount increased to 916 client service professionals at March 31, 2008, compared to 691 client service professionals at March 31, 2007, as we added a significant number of client service professionals through the Rash acquisition and new hiring in our Financial Advisory segment. Our revenue per client service professional was $105,000 for three months ended March 31, 2008, compared to $114,000 for the three months ended March 31, 2007. The decrease primarily resulted from increased headcount due to the Rash acquisition and continued hiring for our international business.

See “Segment Results” for more information.

Direct Client Service Costs

Direct client service costs increased to $57,245 for the three months ended March 31, 2008, compared to $55,126 for the three months ended March 31, 2007. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) were 54.0% for the three months ended March 31, 2008, compared to 53.7% for the three months ended March 31, 2007.

Direct Client Service Costs
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues (excluding reimbursables)	$93,153	$77,471

Total direct client service costs	$57,245	$55,126
Less: equity-based compensation associated with
Legacy Units and IPO Options	(4,331)	(10,295)
Less: acquisition retention expenses	(310)	(692)
Less: reimbursable expenses	(2,269)	(2,545)
Direct client service costs, as adjusted	$50,335	$41,594

Direct client service costs, as adjusted, as a percentage of revenues	54.0%	53.7%

The increase in direct client service costs primarily resulted from the addition of 225 client service professionals between periods.

Equity-based compensation decreased primarily as a result of the application of variable accounting on legacy units which was recorded in the prior year and is no longer applied in the current year as well as the accelerated attribution of expense on awards with tranche vesting. Expenses related to retention payments associated with the acquisition of Standard & Poor’s Corporate Value Consulting business in 2005 decreased as a result of the graded-tranche nature of the expense methodology.

Operating Expenses

Operating expenses increased to $28,199 for the three months ended March 31, 2008, compared to $23,477 for the three months ended March 31, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods, as a direct result of our growth and investment in infrastructure to support the increase in client service professionals and the costs of being a publicly traded company.

Operating Expenses
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues (excluding reimbursables)	$93,153	$77,471

Total operating expenses	$28,199	$23,477
Less: equity-based compensation associated with
Legacy Units and IPO Options	(1,938)	(3,035)
Less: depreciation and amortization	(2,176)	(2,103)
Operating expenses, as adjusted	$24,085	$18,339

Operating expenses, as adjusted, as a percentage of revenues	25.9%	23.7%

The increase in operating expenses was driven by costs from new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, higher occupancy expenses associated with expanded or new office locations.

Equity-based compensation decreased primarily as a result of the application of variable accounting on legacy units which was recorded in the prior year and is no longer applied in the current year as well as the accelerated attribution of expense on awards with tranche vesting.

Operating Income

Operating income increased $8,721 to $10,037 for the three months ended March 31, 2008, compared to $1,316 for the three months ended March 31, 2007. The increase in operating income was primarily due to an increase in revenues and decreases in equity-based compensation, offset by increases in selling, general and administrative expenses.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest income was consistent between periods. Interest expense primarily decreased as a result of our lower average debt balance during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. Other expense includes a charge resulting from the change in fair value of the Company’s interest rate swap which totaled $632 and $120 at March 31, 2008 and 2007, respectively. The charge has a non-cash impact on the Company’s operations.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest approximated 60% at March 31, 2008.

Provision for Income Taxes

The provision for income taxes was $2,264 or 25.3% of net income before non-controlling interest and income taxes for the three months ended March 31, 2008, compared to $341 or (378.9)% of net income before non-controlling interest and income taxes for the three months ended March 31, 2007.

Prior to October 4, 2007, the Company had not been subject to U.S. federal income taxes as the Predecessor entity is an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates. The Company’s effective tax rate may change year to year based on recurring factors such as the geographical mix of earnings in tax jurisdictions that have a broad range of enacted tax rates, the timing and amount of foreign dividends, state and local taxes, the ratio of permanent items to pretax book income, and the implementation of various global tax strategies, as well as nonrecurring factors.

Segment Results - Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2008	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$73,933	$58,693	$15,240	26.0%
Segment operating income	12,020	10,992	1,028	9.4%
Segment operating income margin	16.3%	18.7%	(2.5)%	N/A

Investment Banking
Revenues (excluding reimbursables)	$19,220	$18,778	$442	2.4%
Segment operating income	6,713	6,546	167	2.6%
Segment operating income margin	34.9%	34.9%	0.1%	N/A

Average Client Service Professionals
Financial Advisory	782	573	209	36.5%
Investment Banking	103	108	(5)	(4.6)%
Total	885	681	204	30.0%

End of Period Client Service Professionals
Financial Advisory	807	591	216	36.5%
Investment Banking	109	100	9	9.0%
Total	916	691	225	32.6%

Revenue per Client Service Professional
Financial Advisory	$95	$102	$(7)	(6.9)%
Investment Banking	187	174	13	7.5%
Total professionals	105	114	(9)	(7.9)%

Financial Advisory Utilization Rate(1)	66.1%	67.5%	(1.4)%	(2.1)%
Financial Advisory Rate-per-Hour(2)	$326	$314	$12	3.8%

Total
Revenues (excluding reimbursables)	$93,153	$77,471

Segment operating income	$18,733	$17,538
Net client reimbursable expenses	59	(97)
Equity-based compensation from Legacy Units and IPO Options	(6,269)	(13,330)
Depreciation and amortization	(2,176)	(2,103)
Acquisition retention expense	(310)	(692)
Operating income	10,037	1,316
Other income/(expense), net	(1,081)	(1,406)
Non-controlling interest	(5,277)	-
Provision for income taxes	(2,264)	(341)
Net income/(loss)	$1,415	$(431)

______________

(1)
The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash, the Company’s wholly owned subsidiary) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(2)
Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period. The average billing rate excludes approximately $2,000 of Financial Advisory revenues associated with Rash.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $15,240, or 26.0%, to $73,933 for the three months ended March 31, 2008, compared to $58,693 for the three months ended March 31, 2007. The change resulted from an increase in client service professionals and productivity improvements in terms of rate-per-hour, offset by a decrease in utilization. Improvements in rate-per-hour benefited from a change in mix of services provided. Utilization was impacted by an increase in new hires during the quarter.

Of the overall increase in revenues, approximately 75% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 14% from the acquisition of Rash & Associates and 11% to a higher rate-per-hour. End of period client service professionals increased by 216 during the period. Approximately 52% of the growth in headcount resulted from the acquisition of Rash & Associates, 25% from domestic hiring in our specialty tax and corporate finance consulting services practices and 23% from hiring in our international offices.

Our revenue per client service professional was $95,000 in the three months ended March 31, 2008, compared to $102,000 in the three months ended March 31, 2007 driven by increased headcount due to the Rash acquisition and continued hiring for our international business.

Segment Operating Income

Financial Advisory segment operating income increased $1,028, or 9.4%, to $12,020 for the three months ended March 31, 2008, compared to $10,992 for the three months ended March 31, 2007. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.3% for the three months ended March 31, 2008, compared to 18.7% for the three months ended March 31, 2007. The decrease resulted from our growth and investment in infrastructure to support the increase in client service professionals.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $442, or 2.4%, to $19,220 for the three months ended March 31, 2008, compared to $18,778 for the three months ended March 31, 2007.

End of period client service professional headcount increased by nine to 109 client service professionals at March 31, 2008, compared to 100 client service professionals at March 31, 2007. The increase resulted from the addition of nine professionals in our international restructuring practice towards the end of the quarter which did not have a material impact on our results for the quarter.

Our revenue per client service professional increased to $187,000 in the three months ended March 31, 2008 from $174,000 in the three months ended March 31, 2007.

Segment Operating Income

Operating income from the Investment Banking segment increased to $6,713, or 2.6%, for the three months ended March 31, 2008 from $6,546 for the three months ended March 31, 2007. Operating income margin of 34.9% for the three months ended March 31, 2008 was equal to the prior year period.

Liquidity and Capital Resources

Our primary source of liquidity is our existing cash balances and debt capacity available under our credit facility.

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

In addition, as a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members of D&P Acquisitions. Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates. The marginal tax distribution rate that has initially been set is 45%. D&P Acquisitions made aggregate distributions to members, not including the Company, of $7,766 and $12,220 during the three months ended March 31, 2008 and 2007, respectively, primarily with respect to estimated taxable income for 2007 and 2006, respectively. D&P Acquisitions is only required to make such distributions if cash is available for such purposes.

As a result of our ownership of D&P Acquisitions, we expect to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to us and will be taken into account in reporting our taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of our acquisition of D&P Acquisitions interests, the income tax basis of the assets of D&P Acquisitions underlying a portion of the interests we acquire will be adjusted based upon the amount that we have paid for that portion of our D&P Acquisitions interests. We have entered into an agreement with the existing unitholders’ of D&P Acquisitions (for the benefit of the existing unitholders’ of D&P Acquisitions) that will provide for the payment by us to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize (i) from the tax basis in our proportionate share of D&P Acquisitions' goodwill and similar intangible assets (determined as of the date of this offering) that we receive as a result of the exchanges and (ii) from the federal income tax election referred to above.

Cash and cash equivalents decreased by $62,087 to $28,156 at March 31, 2008 from $90,243 at December 31, 2007, primarily due to the payment of bonuses to our professionals and tax distributions to the members of D&P Acquisitions.

Operating Activities

During the three months ended March 31, 2008, cash of $43,072 was used in operating activities, compared to $20,623 used in the corresponding period of the prior year. The increase resulted from (i) higher bonus payments due to increases in headcount and (ii) increases in accounts receivable due to increases in revenues.

Investing Activities

During the three months ended March 31, 2008, cash of $12,244 was used for investing activities, compared to $1,661 used in the corresponding period of the prior year. Investing activities during the current period included (i) purchases and sale of investments, (ii) an earn-out payment to Chanin Capital Partners, LLC and (iii) purchases of property, plant and equipment to support our continued growth. The purchases of investments related to the Company’s deferred compensation plan. Management believes these investments pose limited liquidity risk.

Financing Activities

During the three months ended March 31, 2008, cash of $7,964 was used in financing activities, compared to $12,480 used in the corresponding period of the prior year. Financing activities in the current period primarily resulted from tax distributions to members of D&P Acquisitions.

During the three months ended March 31, 2008, the Company recorded a $1,193 benefit from the effect of exchange rates on cash and cash equivalents. The benefit resulted from the impact of changes in foreign currency translation rates.

Duff & Phelps, LLC, a subsidiary of D&P Acquisitions, entered into a senior secured credit facility, dated as of September 30, 2005, as amended on June 14, 2006, on October 31, 2006, on August 31, 2007, on October 4, 2007 and on January 31, 2008, with a syndicate of financial institutions, including General Electric Capital Corporation as administrative agent. The credit facility provides for an $80,000 term loan facility that matures on October 1, 2012 and a revolving credit facility with a $20,000 aggregate loan commitment amount available, including a $5,000 sub-facility for letters of credit and a $5,000 swingline facility, that matures on October 1, 2011.

All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries. The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLCs present and future assets and all present and future assets of each guarantor on a first lien basis.

At March 31, 2008, $43,358 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 0.5% of the unused portion of the revolving credit facility and 1% on the unused portion of the term loan facility.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. We were in compliance with the financial covenants at March 31, 2008. The credit facility requires a mandatory prepayment in an amount equal to half the Excess Cash Flow (as defined in the credit agreement) for each year. Excess Cash Flow was negative for the years 2007 and 2006.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This is effective for years beginning after December 15, 2008. We are currently evaluating the impact this standard may have on our financial position, results of operations and cash flows.

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

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks at March 31, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

Item 4.	Controls and Procedures.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this filing, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors.

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item5.	Other Information.

Not Applicable

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION
(Registrant)

Date: May 9, 2008	/s/ Jacob Silverman
JACOB SILVERMAN
Chief Financial Officer