Form 10-Q
period 2008-06-30
Duff & Phelps Corp
filed 2008-08-07
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 14,346,475 as of August 1, 2008. The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 21,049,493 as of August 1, 2008.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

See accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$97,801	$87,092	$190,954	$164,563
Reimbursable expenses	2,837	3,610	5,165	6,058
Total revenues	100,638	90,702	196,119	170,621

Direct client service costs
Compensation and benefits (including $5,006 and $11,746 of equity-based compensation for the three months ended June 30, 2008 and 2007, respectively, and $9,630 and $22,041 for the six months ended June 30, 2008 and 2007, respectively)	55,952	58,811	108,996	110,051
Other direct client service costs	1,796	164	3,418	813
Acquisition retention expenses	266	639	576	1,331
Reimbursable expenses	2,844	3,540	5,113	6,085
Subtotal	60,858	63,154	118,103	118,280

Operating expenses
Selling, general and administrative expenses (including $2,606 and $4,763 of equity-based compensation for the three months ended June 30, 2008 and 2007, respectively, and $5,319 and $7,798 for the six months ended June 30, 2008 and 2007, respectively)	27,740	27,786	53,763	49,160
Depreciation and amortization	2,281	2,295	4,457	4,398
Subtotal	30,021	30,081	58,220	53,558

Operating income/(expense)	9,759	(2,533)	19,796	(1,217)

Other expense/(income)
Interest income	(81)	(329)	(564)	(829)
Interest expense	749	1,780	1,722	3,571
Other expense/(income)	(662)	(307)	(71)	(192)
Subtotal	6	1,144	1,087	2,550

Income/(loss) before non-controlling interest and income taxes	9,753	(3,677)	18,709	(3,767)

Non-controlling interest	5,762	-	11,039	-
Provision for income taxes	2,731	605	4,995	946

Net income/(loss)	$1,260	$(4,282)	$2,675	$(4,713)

Weighted average shares of Class A common stock outstanding
Basic	13,134		13,099
Diluted	13,430		13,287

Net income per share of Class A common stock
Basic	$0.10		$0.20
Diluted	$0.09		$0.20

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$52,490	$90,243
Accounts receivable, net	53,890	45,572
Unbilled services	25,578	23,075
Prepaid expenses and other current assets	5,818	6,275
Net deferred income taxes, current	3,358	9,551
Total current assets	141,134	174,716

Property and equipment, net	24,855	23,686
Goodwill	110,727	107,562
Intangible assets, net	28,523	28,233
Other assets	12,565	5,070
Net deferred income taxes, non-current	65,756	65,246
Total non-current assets	242,426	229,797

Total assets	$383,560	$404,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,345	$2,899
Accrued expenses	1,709	12,238
Accrued compensation and benefits	37,326	72,713
Deferred revenue	7,549	7,931
Equity-based compensation liability, current	430	498
Current portion of long-term debt	794	794
Current portion due to non-controlling unitholders	3,114	3,114
Total current liabilities	55,267	100,187

Long-term debt, less current portion	42,160	42,387
Other long-term liabilities	15,899	15,260
Due to non-controlling unitholders, less current portion	65,196	65,196
Total non-current liabilities	123,255	122,843

Total liabilities	178,522	223,030

Commitments and contingencies (Note 11)

Non-controlling interest	124,552	111,979

Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 14,315 and 13,125 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	143	131
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 21,050 and 21,090 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	2	2
Additional paid-in capital	82,896	75,375
Accumulated other comprehensive income	1,122	348
Accumulated deficit	(3,677)	(6,352)
Total stockholders' equity	80,486	69,504

Total liabilities and stockholders' equity	$383,560	$404,513

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net income/(loss)	$2,675	$(4,713)
Adjustments to reconcile net income/(loss)
to net cash provided by operating activities:
Depreciation and amortization	4,457	4,398
Equity-based compensation	14,949	29,839
Bad debt expense	610	72
Non-controlling interest	11,039	-
Net deferred income taxes	5,683	125
Other	734	64
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(8,276)	(6,266)
Unbilled services	(2,358)	(10,860)
Prepaid expenses and other current assets	489	(630)
Other assets	333	(4,098)
Accounts payable and accrued expenses	(5,741)	1,960
Accrued compensation and benefits	(35,124)	(12,100)
Deferred revenues	(649)	(84)
Other liabilities	234	3,247
Net cash provided by/(used in) operating activities	(10,945)	954

Cash flows from investing activities:
Purchase of property and equipment	(3,939)	(4,876)
Purchase of investments for deferred compensation plan	(9,551)	-
Proceeds from sale of investments in deferred compensation plan	1,692	-
Business acquisitions, net of cash acquired	(7,597)	(75)
Net cash used in investing activities	(19,395)	(4,951)

Cash flows from financing activities:
Repayments of debt	(397)	(397)
Principal payments under capital lease obligation	-	(125)
Distributions to non-controlling unitholders	(7,766)	(12,217)
Net cash provided by/(used in) financing activities	(8,163)	(12,739)

Effect of exchange rate on cash and cash equivalents	750	179

Net increase/(decrease) in cash and cash equivalents	(37,753)	(16,557)
Cash and cash equivalents at beginning of period	90,243	59,132
Cash and cash equivalents at end of period	$52,490	$42,575

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated	Retained
						Other	Earnings/	Total
	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Stockholders'
SUCCESSOR	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income	Deficit)	Equity

Balance as of December 31, 2007	13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

Net income for the period
January 1 to June 30, 2008	-	-	-	-	-	-	2,675	2,675
Currency translation adjustment	-	-	-	-	-	750	-	750
Amortization of post-retirement benefits	-	-	-	-	-	24	-	24
Total comprehensive income	-	-	-	-	-	774	2,675	3,449

Issuance of common stock	80	1	-	-	1,468	-	-	1,469
Issuance of restricted stock awards	1,116	11	-	-	-	-	-	11
Forfeitures	(6)	-	(40)	-	-	-	-	-
Equity-based compensation	-	-	-	-	15,009	-	-	15,009
Distributions to non-controlling unitholders	-	-	-	-	(7,766)	-	-	(7,766)
Allocation of non-controlling interest	-	-	-	-	(1,534)	-	-	(1,534)
Other	-	-	-	-	344	-	-	344
Balance as of June 30, 2008	14,315	$143	21,050	$2	$82,896	$1,122	$(3,677)	$80,486

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1 -	DESCRIPTION OF BUSINESS

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. Its mission is to help its clients protect, maximize and recover value. The foundation of its services is its ability to provide independent advice on issues involving highly technical and complex assessments of value. The Company principally supports client needs in financial and tax valuation (especially in the context of business combinations and other corporate transactions), mergers and acquisitions (“M&A”), restructuring and litigation and disputes. The Company believes the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice. The Company serves a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2007. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

Note 3 -	ACQUISITIONS

Dubinsky & Company, P.C.

On April 11, 2008, a subsidiary of the Company completed a merger with Dubinsky & Company, P.C. (“Dubinsky”), a Maryland professional corporation. Dubinsky is a specialty consulting firm primarily focused on litigation support and forensic accounting services. The Dubinsky business operates as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$1,260	$2,675

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	13,134	13,099

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	13,134	13,099
Add dilutive effect of the following:
Restricted stock awards and units	296	188
Assumed conversion of New Class A Units for Class A common stock(a)	-	-
Dilutive weighted average shares of Class A common stock	13,430	13,287

Basic income per share of Class A common stock	$0.10	$0.20

Diluted income per share of Class A common stock	$0.09	$0.20
______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	20,689	20,697
Weighted average IPO Options outstanding	2,049	2,056

Anti-dilution is the result of (i) the allocation of income or loss associated with the exchange of New Class A Units for Class A common stock and (ii) options listed above exceeding those outstanding under the treasury stock method.

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

	Duff & Phelps Corporation	Non-Controlling Unitholders	Total
As of December 31, 2007	13,125	21,090	34,215
Issuance of Class A common stock	80	-	80
Issuance of restricted stock awards	1,116	-	1,116
Forfeitures	(6)	(40)	(46)
As of June 30, 2008	14,315	21,050	35,365

Percent of total New Class A Units	40.5%	59.5%	100%

The change in non-controlling interest is calculated as follows:

As of December 31, 2007	$111,979
Allocation of non-controlling interest associated with:
D&P Acquisitions' tax distribution	(4,655)
Equity-based compensation	8,795
Change in ownership interests	(4,145)
Acquisition of Dubinsky & Company	874
Other items	665
Sub-total	1,534

Allocation of income of D&P Acquisitions	11,039
As of June 30, 2008	$124,552

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

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the following table:

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$2,975	$1,330	$4,305	$11,746	$4,763	$16,509
IPO Options	1,199	543	1,742	-	-	-
Ongoing RSAs	832	733	1,565	-	-	-
Total	$5,006	$2,606	$7,612	$11,746	$4,763	$16,509

	Successor			Predecessor
	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$6,113	$2,725	$8,838	$22,041	$7,798	$29,839
IPO Options	2,392	1,085	3,477	-	-	-
Ongoing RSAs	1,125	1,509	2,634	-	-	-
Total	$9,630	$5,319	$14,949	$22,041	$7,798	$29,839

Restricted stock units are granted as a form of incentive compensation and are accounted for similarly to restricted stock awards.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

During the six months ended June 30, 2008, the Company issued 1,208 RSA’s related to annual bonus incentive compensation, performance incentive initiatives and recruiting efforts. Expense is recognized based on the fair market value on the date of grant over the service period. The restrictions on transfer and forfeiture provisions are eliminated after three years for all awards granted to non-executives. The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors. Of the 1,208 RSA’s granted, 233 awards were granted to executives on March 19, 2008, and 18 were granted to non-employee members of our Board of Directors on May 15, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options during the six months ended June 30, 2008:

IPO
Options
Balance as of January 1, 2008	2,066
Granted	-
Forfeited	(28)
Balance as of June 30, 2008	2,038

Vested	-
Unvested	2,038

Fair value on grant date	$7.33
Weighted average exercise price	$16.00
Weighted average remaining contractual term (years)	9.3
Aggregate intrinsic value	$1,141
Options expected to vest	1,810
Intrinsic value of options expected to vest	$1,014

The following table summarizes activity for Ongoing RSAs during the six months ended June 30, 2008:

	Restricted	Weighted	Restricted	Weighted
	Stock	Average	Stock	Average
	Awards	Fair Value	Units	Fair Value
Balance as of January 1, 2008	61	$19.34	-	$-
Granted	1,116	13.65	92	13.85
Forfeited	(6)	11.98	-	-
Balance as of June 30, 2008	1,171	$13.95	92	$13.85

Vested	-		-
Unvested	1,171		92

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the six months ended June 30, 2008:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of January 1, 2008	6,746
Granted	-
Forfeited	(40)
Balance as of June 30, 2008	6,706

Vested	1,949
Unvested	4,757

As of June 30, 2008, the total unamortized compensation cost related to all non-vested awards was $38,607. The weighted-average period over which this is expected to be recognized is 1.19 years. A tax benefit of $920 has been recognized for certain Legacy Units and IPO Options as a result of an increase in deferred tax assets during the six months ended June 30, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7 -	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as they relate to our financial assets and liabilities.

SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not change our fair value measurements.

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Mutual funds related to deferred compensation plan	$2,530	$-	$-	$2,530
Cash surrender value related to deferred compensation plan	-	7,076	-	7,076
Total assets	$2,530	$7,076	$-	$9,606

Interest rate swap	$-	$617	$-	$617
Total liabilities	$-	$617	$-	$617

The fair value of the mutual funds related to the Company’s deferred compensation plan was based on active markets for identical assets. The fair value of the interest rate swap and the investments in the rabbi trust related to the Company’s deferred compensation plan was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 8 and the investments in rabbi trust in Note 10. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations as they relate to its nonfinancial assets and liabilities.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8 -	LONG-TERM DEBT

The Company’s long-term obligations are summarized in the following table:

	June 30,	December 31,
	2008	2007

Outstanding balance of credit facility	$43,160	$43,557
Less: current amounts due in following year	(794)	(794)
Long-term portion	42,366	42,763
Debt discount and interest rate swap	(206)	(376)
Long-term debt, less current portion	$42,160	$42,387

The Company has a seven-year credit facility, which expires October 1, 2012. As of June 30, 2008, the facility consisted of a $65,000 seven-year term loan, a $15,000 delayed draw term loan and a $20,000 six-year revolver loan.

At June 30, 2008, $43,160 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

Pursuant to the terms of the credit facility, letters of credit in the amount of $4,136 have been issued on the account of the Company as of June 30, 2008, primarily in connection with real estate leases. This amount reduces availability under the revolver.

As of June 30, 2008, the credit facility included customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. During the three months ended June 30, 2008, the Company received a waiver related to certain nonfinancial covenants of which the Company was not in compliance. Based on a review conducted by the Company, management believes that the Company was in compliance with all of its covenants as of June 30, 2008.

On July 30, 2008, the Company entered into an Amended and Restated Credit Agreement pursuant to which changes were made to certain terms of its credit facility, including, among other things, (i) replacing an interest coverage ratio and maximum capital expenditure covenant with a fixed charge coverage ratio; (ii) allowing for a $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request; and (iii) providing additional capacity for permitted acquisitions and investments.

Prior to July 30, 2008, the credit facility required a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year. Excess Cash Flow was negative for the years 2007 and 2006. The Amended and Restated Credit Agreement provides that in the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment. As of June 30, 2008, the Company has not had to make any mandatory prepayments.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company has a $31,600 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates September 30, 2010. The Company elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap. The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Statement of Operations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Gain/(loss) resulting from change in fair value of interest rate swap	$577	$269	$(54)	$149

Estimated fair value - asset/(liability)	$(617)	$277	$(617)	$277

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9 -	INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income tax provision	$2,731	$605	$4,995	$946
Effective income tax rate	28.0%	(16.5)%	26.7%	(25.1)%

The tax provision for the current year period is based on our estimate of the Company’s annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by net income before non-controlling interest and income taxes.

The effective income tax rates for the periods presented were significantly reduced primarily due to the fact that the Company’s subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax. Accordingly, a portion of the Company's earnings are not subject to corporate level taxes. This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)
Note 10 -	DEFERRED COMPENSATION PLAN

The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees. This plan is detailed further in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	June 30,	December 31,
	2008	2007
Fair market value of investments in rabbi trust	$9,606	$1,789
Payable to participants of the plan	9,796	3,782

The fair market value of the investments in the rabbi trust is included in other assets on the consolidated balance sheet.

Note 11 -	COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 12 -	SEGMENT INFORMATION

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Financial Advisory
Revenues (excluding reimbursables)	$80,555	$65,739	$154,488	$124,432
Segment operating income	15,467	10,146	27,567	22,967
Segment operating income margin	19.2%	15.4%	17.8%	18.5%

Investment Banking
Revenues (excluding reimbursables)	$17,246	$21,353	$36,466	$40,131
Segment operating income	2,893	6,694	9,525	11,411
Segment operating income margin	16.8%	31.3%	26.1%	28.4%

Total
Revenues (excluding reimbursables)	$97,801	$87,092	$190,954	$164,563

Segment operating income	$18,360	$16,840	$37,092	$34,378
Net client reimbursable expenses	(7)	70	52	(27)
Equity-based compensation from Legacy Units and IPO Options	(6,047)	(16,509)	(12,315)	(29,839)
Depreciation and amortization	(2,281)	(2,295)	(4,457)	(4,398)
Acquisition retention expense	(266)	(639)	(576)	(1,331)
Operating income/(loss)	9,759	(2,533)	19,796	(1,217)
Other income/(expense), net	(6)	(1,144)	(1,087)	(2,550)
Non-controlling interest	(5,762)	-	(11,039)	-
Provision for income taxes	(2,731)	(605)	(4,995)	(946)
Net income/(loss)	$1,260	$(4,282)	$2,675	$(4,713)

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
United States	$85,870	$82,345	$171,681	$155,762
Europe	10,069	4,480	17,176	8,401
Asia	1,862	267	2,097	400
Total revenues (excluding reimbursables)	$97,801	$87,092	$190,954	$164,563

There were no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13 -	RELATED PARTY TRANSACTIONS

During 2007, the Company paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC, shareholders in the Company. The total of such fees is included in selling, general and administrative expenses and is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Related party advisory fees	$-	$213	$-	$425

The fees were discontinued in October 2007 upon completion of the IPO and related transactions.

Shinsei Bank, Ltd., a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $450 and $900 of revenues resulting from the engagement during the three and six months ended June 30, 2008, respectively.

An affiliate of Lovell Minnick Partners, a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $230 and $508 of revenues resulting from the engagement during the three and six months ended June 30, 2008, respectively.

Note 14 -	SUBSEQUENT EVENTS

On July 15, 2008, a subsidiary of the Company acquired all of the outstanding membership interests in World Tax Service US, LLC (“World Tax Service”), a New Jersey limited liability company. World Tax Service is the US member firm of the WTS Alliance, a global professional cooperation of tax advisory firms. World Tax Service specializes in the delivery of sophisticated international and domestic tax services. The World Tax Service business will operate as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

On July 31, 2008, a subsidiary of the Company completed a merger with Kane Reece Associates, Inc. (“Kane Reece”), a New Jersey corporation. Kane Reece is a valuation, management and technical consulting firm with a focus on the communications, entertainment and media industries. The Kane Reece business will operate as part of the Financial Advisory segment. The purchase price is not material to the Company’s consolidated financial statements.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

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

During the six months ended June 30, 2008, there were no significant changes in our critical accounting policies and estimates. A summary of these policies and estimates may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

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

We provide services through two segments: Financial Advisory and Investment Banking.

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change

Revenues	$97,801	$87,092	$10,709	12.3%
Reimbursable expenses	2,837	3,610	(773)	(21.4)%
Total revenues	100,638	90,702	9,936	11.0%

Direct client service costs
Compensation and benefits(1)	55,952	58,811	(2,859)	(4.9)%
Other direct client service costs	1,796	164	1,632	995.1%
Acquisition retention expenses	266	639	(373)	(58.4)%
Reimbursable expenses	2,844	3,540	(696)	(19.7)%
	60,858	63,154	(2,296)	(3.6)%

Operating expenses
Selling, general and administrative(2)	27,740	27,786	(46)	(0.2)%
Depreciation and amortization	2,281	2,295	(14)	(0.6)%
	30,021	30,081	(60)	(0.2)%

Operating income/(loss)	9,759	(2,533)	12,292	(485.3)%

Other expense/(income)
Interest income	(81)	(329)	248	(75.4)%
Interest expense	749	1,780	(1,031)	(57.9)%
Other expense/(income)	(662)	(307)	(355)	115.6%
	6	1,144	(1,138)	(99.5)%

Income/(loss) before non-controlling
interest and income taxes	9,753	(3,677)	13,430	(365.2)%

Non-controlling interest	5,762	-	5,762	-
Provision for income taxes	2,731	605	2,126	351.4%

Net income/(loss)	$1,260	$(4,282)	$5,542	(129.4)%

Other financial and operating data

Adjusted EBITDA(3)	$18,353	$16,910	$1,443	8.5%

End of period managing directors	158	126	32	25.4%

End of period client service professionals	916	686	230	33.5%
_________________________

(1)	Compensation and benefits include $5,006 and $11,746 of equity-based compensation expense for the three months ended June 30, 2008 and 2007, respectively.

(2)	Selling, general and administrative expenses include $2,606 and $4,763 of equity-based compensation expense for the three months ended June 30, 2008 and 2007, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

____________
(3)	Continued

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,
	2008	2007

Net income/(loss)	$1,260	$(4,282)
Provision for income taxes	2,731	605
Non-controlling interest	5,762	-
Other expense, net	6	1,144
Depreciation and amortization	2,281	2,295
Acquisition retention expenses	266	639
Equity-based compensation associated with
with Legacy Units and IPO Options	6,047	16,509
Adjusted EBITDA	$18,353	$16,910

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

____________
(3)	Continued

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

Revenues

Revenues excluding reimbursable expenses increased $10,709, or 12.3%, to $97,801 for the three months ended June 30, 2008, compared to $87,092 for the three months ended June 30, 2007. Revenues attributable to the Financial Advisory segment increased by 22.5%, partially offset by a decrease in revenues from our Investment Banking segment.

Growth attributable to our Financial Advisory segment was driven by demand across all business units. The decrease in revenues from our Investment Banking segment primarily reflects the inherently inconsistent nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Services. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

Our client service headcount increased to 916 client service professionals at June 30, 2008, compared to 686 client service professionals at June 30, 2007, as we added professionals from targeted domestic and international hiring in both segments and from professionals gained through the Rash and Dubinsky acquisitions. Our revenue per client service professional was $106 for three months ended June 30, 2008, compared to $127 for the three months ended June 30, 2007, impacted by a change in mix, particularly as a result of the Rash acquisition whose business generates lower revenue per client service professional and by continued hiring and development of our international business.

See “Segment Results” for more information.

Direct Client Service Costs

Direct client service costs decreased to $60,858 for the three months ended June 30, 2008, compared to $63,154 for the three months ended June 30, 2007. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) were 54.8% for the three months ended June 30, 2008, compared to 54.2% for the three months ended June 30, 2007.

Direct Client Service Costs
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30	June 30
	2008	2007

Revenues (excluding reimbursables)	$97,801	$87,092

Total direct client service costs	$60,858	$63,154
Less: equity-based compensation associated with
Legacy Units and IPO Options	(4,174)	(11,746)
Less: acquisition retention expenses	(266)	(639)
Less: reimbursable expenses	(2,844)	(3,540)
Direct client service costs, as adjusted	$53,574	$47,229

Direct client service costs, as adjusted, as a percentage of revenues	54.8%	54.2%

The increase in direct client service costs, as adjusted, primarily resulted from the addition of 230 client service professionals between periods and includes recruiting related costs for the 26 professionals hired as part of the international restructuring practice.

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

Operating Expenses

Operating expenses decreased to $30,021 for the three months ended June 30, 2008, compared to $30,081 for the three months ended June 30, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) were consistent between periods.

Operating Expenses
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,
	2008	2007

Revenues (excluding reimbursables)	$97,801	$87,092

Total operating expenses	$30,021	$30,081
Less: equity-based compensation associated with
Legacy Units and IPO Options	(1,873)	(4,763)
Less: depreciation and amortization	(2,281)	(2,295)
Operating expenses, as adjusted	$25,867	$23,023

Operating expenses, as adjusted, as a percentage of revenues	26.4%	26.4%

The increase in operating expenses, as adjusted, was driven by costs from new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, and higher occupancy expenses associated with expanded or new office locations.

Equity-based compensation decreased primarily as a result of the application of variable accounting on legacy units which was recorded in the prior year and is no longer applied in the current year as well as the accelerated attribution of expense on awards with tranche vesting.

Operating Income

Operating income increased $12,292 to $9,759 for the three months ended June 30, 2008, compared to an operating loss of $2,533 for the three months ended June 30, 2007. The increase in operating income was primarily due to an increase in revenues and decreases in equity-based compensation.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of our lower average debt balance during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. Other expense includes a gain resulting from the change in fair value of the Company’s interest rate swap which totaled $577 and $269 for the three months ended June 30, 2008 and 2007, respectively. The benefit has a non-cash impact on the Company’s operations.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 59.5% at June 30, 2008.

Provision for Income Taxes

The provision for income taxes was $2,731 or 28.0% of net income before non-controlling interest and income taxes for the three months ended June 30, 2008, compared to $605 or (16.5)% of net income before non-controlling interest and income taxes for the three months ended June 30, 2007.

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

Segment Results - Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$80,555	$65,739	$14,816	22.5%
Segment operating income	15,467	10,146	5,321	52.4%
Segment operating income margin	19.2%	15.4%	3.8%	N/A

Investment Banking
Revenues (excluding reimbursables)	$17,246	$21,353	$(4,107)	(19.2)%
Segment operating income	2,893	6,694	(3,801)	(56.8)%
Segment operating income margin	16.8%	31.3%	(14.6)%	N/A

Average Client Service Professionals
Financial Advisory	803	585	218	37.3%
Investment Banking	118	102	16	15.7%
Total	921	687	234	34.1%

End of Period Client Service Professionals
Financial Advisory	795	588	207	35.2%
Investment Banking	121	98	23	23.5%
Total	916	686	230	33.5%

Revenue per Client Service Professional
Financial Advisory	$100	$112	$(12)	(10.7)%
Investment Banking	146	209	(63)	(30.1)%
Total professionals	106	127	(21)	(16.5)%

Financial Advisory Utilization Rate(1)	60.3%	71.1%	(10.8)%	(15.2)%
Financial Advisory Rate-per-Hour(2)	$377	$335	$42	12.5%

Total
Revenues (excluding reimbursables)	$97,801	$87,092

Segment operating income	$18,360	$16,840
Net client reimbursable expenses	(7)	70
Equity-based compensation from Legacy Units and IPO Options	(6,047)	(16,509)
Depreciation and amortization	(2,281)	(2,295)
Acquisition retention expense	(266)	(639)
Total operating income/(loss)	$9,759	$(2,533)

__________________________
(1)
The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash, the Company’s wholly owned subsidiary, and Dubinsky & Company prior to the transition to the Company’s financial system) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(2)
Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period. The average billing rate excludes approximately $1,854 of revenues associated with Rash in the three months ended June 30, 2008.

Other Operating Data
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change
Revenues (excluding reimbursables)
Financial Advisory	$80,555	$65,739	$14,816	22.5%
Investment Banking	17,246	21,353	(4,107)	(19.2)%
Total	$97,801	$87,092	$10,709	12.3%

Average Number of Managing Directors
Financial Advisory	120	96	24	25.0%
Investment Banking	32	33	(1)	(3.0)%
Total	152	129	23	17.8%

End of Period Managing Directors
Financial Advisory	125	95	30	31.6%
Investment Banking	33	31	2	6.5%
Total	158	126	32	25.4%

Revenue per Managing Director
Financial Advisory	$671	$685	$(13)	(2.0)%
Investment Banking	539	647	(108)	(16.7)%
Total Managing Directors	643	675	(32)	(4.7)%

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $14,816, or 22.5%, to $80,555 for the three months ended June 30, 2008, compared to $65,739 for the three months ended June 30, 2007. Growth was driven by demand across all business units, as summarized in the following table:

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2008	2007	Change	Change
Financial advisory revenues
Valuation advisory	$45,391	$42,855	$2,536	5.9%
Corporate finance consulting	15,403	11,315	4,088	36.1%
Specialty tax	11,852	6,845	5,007	73.1%
Dispute and legal management consulting	7,909	4,724	3,185	67.4%
	$80,555	$65,739	$14,816	22.5%

The increase in revenues resulted from an increase in client service professionals and productivity improvements in terms of rate-per-hour, offset by a decrease in utilization. Improvements in rate-per-hour benefited largely from a change in mix of services provided, including contingent fees associated with Specialty Tax. Utilization was impacted by a 37.3% increase in client service professionals, compared to only a 22.5% increase in revenues during the quarter. Of the overall increase in revenues, approximately 59% is attributable to a higher rate-per-hour, 28% from a higher number of chargeable hours as a result of the increase in the number of client service professionals and 13% from the acquisition of Rash.

End of period client service professionals increased by 207 during the period. Approximately 55% of the growth in headcount resulted from targeted domestic hiring, 17% from hiring in our international offices and 28% from the acquisition of Rash.

Our revenue per client service professional was $100 in the three months ended June 30, 2008, compared to $112 in the three months ended June 30, 2007. Approximately half of the decrease was driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional with the remaining half lower utilization offset by a higher rate-per-hour.

The number of client service managing directors increased by 30 between periods to 125. Of the total increase half resulted from promotions within the Company and the remaining half from hiring, lift-outs and acquisitions. Our revenue per managing director was $671 in the three months ended June 30, 2008, compared to $685 in the three months ended June 30, 2007.

Segment Operating Income

Financial Advisory segment operating income increased $5,321, or 52.4%, to $15,467 for the three months ended June 30, 2008, compared to $10,146 for the three months ended June 30, 2007. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 19.2% for the three months ended June 30, 2008, compared to 15.4% for the three months ended June 30, 2007. The increase resulted from a change in product mix and increased revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment decreased $4,107, or 19.2%, to $17,246 for the three months ended June 30, 2008, compared to $21,353 for the three months ended June 30, 2007. The decrease primarily reflects the inherently inconsistent nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Services, partially offset by revenues generated from the launch of our international restructuring practice. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

	Successor	Predecessor
	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2008	2007	Change	Change
Investment banking revenues
Transaction opinions	$10,155	$10,197	$(42)	(0.4)%
M&A advisory	2,812	5,352	(2,540)	(47.5)%
Restructuring advisory	4,279	5,804	(1,525)	(26.3)%
	$17,246	$21,353	$(4,107)	(19.2)%

End of period client service professional headcount increased by 23 to 121 client service professionals at June 30, 2008, compared to 98 client service professionals at June 30, 2007. The increase resulted from the addition of professionals in our international restructuring practice at the beginning of the quarter.

Our revenue per client service professional decreased to $146 in the three months ended June 30, 2008 from $209 in the three months ended June 30, 2007, directly impacted by the decrease in segment revenues and ramp-up of our international restructuring practice.

The number of client service managing directors increased by two between periods to 33, as a result of hiring in our international restructuring practice. Our revenue per managing director was $539 in the three months ended June 30, 2008, compared to $647 in the three months ended June 30, 2007. The decrease resulted from lower overall revenues.

Segment Operating Income

Operating income from the Investment Banking segment decreased to $2,893 for the three months ended June 30, 2008 from $6,694 for the three months ended June 30, 2007. Operating income margin was 16.8% for the three months ended June 30, 2008, compared to 31.3% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change

Revenues	$190,954	$164,563	$26,391	16.0%
Reimbursable expenses	5,165	6,058	(893)	(14.7)%
Total revenues	196,119	170,621	25,498	14.9%

Direct client service costs
Compensation and benefits(1)	108,996	110,051	(1,055)	(1.0)%
Other direct client service costs	3,418	813	2,605	320.4%
Acquisition retention expenses	576	1,331	(755)	(56.7)%
Reimbursable expenses	5,113	6,085	(972)	(16.0)%
	118,103	118,280	(177)	(0.1)%

Operating expenses
Selling, general and administrative(2)	53,763	49,160	4,603	9.4%
Depreciation and amortization	4,457	4,398	59	1.3%
	58,220	53,558	4,662	8.7%

Operating income/(loss)	19,796	(1,217)	21,013	(1726.6)%

Other expense/(income)
Interest income	(564)	(829)	265	(32.0)%
Interest expense	1,722	3,571	(1,849)	(51.8)%
Other expense/(income)	(71)	(192)	121	(63.0)%
	1,087	2,550	(1,463)	(57.4)%

Income/(loss) before non-controlling
interest and income taxes	18,709	(3,767)	22,476	(596.7)%

Non-controlling interest	11,039	-	11,039	-
Provision for income taxes	4,995	946	4,049	428.0%

Net income/(loss)	$2,675	$(4,713)	$7,388	(156.8)%

Other financial and operating data

Adjusted EBITDA(3)	$37,144	$34,351	$2,793	8.1%

End of period managing directors	158	126	32	25.4%

End of period client service professionals	916	686	230	33.5%

_________________________

(1)	Compensation and benefits include $9,630 and $22,041 of equity-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

(2)	Selling, general and administrative expenses include $5,319 and $7,798 of equity-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

____________
(3)	Continued

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,
	2008	2007

Net income/(loss)	$2,675	$(4,713)
Provision for income taxes	4,995	946
Non-controlling interest	11,039	-
Other expense, net	1,087	2,550
Depreciation and amortization	4,457	4,398
Acquisition retention expenses	576	1,331
Equity-based compensation associated
with Legacy Units and IPO Options	12,315	29,839
Adjusted EBITDA	$37,144	$34,351

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

____________
(3)	Continued

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

Revenues

Revenues excluding reimbursable expenses increased $26,391, or 16.0%, to $190,954 for the six months ended June 30, 2008, compared to $164,563 for the six months ended June 30, 2007. Revenues attributable to the Financial Advisory segment increased by 24%, partially offset by a decrease in revenues from our Investment Banking segment.

Growth attributable to our Financial Advisory segment was driven by demand across all business units. The decrease in revenues from our Investment Banking segment primarily reflects the inherently inconsistent nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Services. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

Our client service headcount increased to 916 client service professionals at June 30, 2008, compared to 686 client service professionals at June 30, 2007, as we added professionals from targeted domestic and international hiring in both segments and from professionals gained through the Rash and Dubinsky acquisitions. Our revenue per client service professional was $213 for six months ended June 30, 2008, compared to $241 for the six months ended June 30, 2007, impacted by a change in mix, particularly as a result of the Rash acquisition whose business generates lower revenue per client service professional and by continued hiring and development of our international business.

See “Segment Results” for more information.

Direct Client Service Costs

Direct client service costs decreased to $118,103 for the six months ended June 30, 2008, compared to $118,280 for the six months ended June 30, 2007. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) were 54.4% for the six months ended June 30, 2008, compared to 54.0% for the six months ended June 30, 2007.

Direct Client Service Costs
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30	June 30
	2008	2007

Revenues (excluding reimbursables)	$190,954	$164,563

Total direct client service costs	$118,103	$118,280
Less: equity-based compensation associated with
Legacy Units and IPO Options	(8,505)	(22,041)
Less: acquisition retention expenses	(576)	(1,331)
Less: reimbursable expenses	(5,113)	(6,085)
Direct client service costs, as adjusted	$103,909	$88,823

Direct client service costs, as adjusted, as a percentage of revenues	54.4%	54.0%

The increase in direct client service costs, as adjusted, primarily resulted from the addition of 230 client service professionals between periods and includes recruiting related costs for the 26 professionals hired as part of the international restructuring practice.

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

Operating Expenses

Operating expenses increased to $58,220 for the six months ended June 30, 2008, compared to $53,558 for the six months ended June 30, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods, as a direct result of our growth and investment in infrastructure to support the increase in client service professionals and the costs of being a publicly traded company.

Operating Expenses
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,
	2008	2007

Revenues (excluding reimbursables)	$190,954	$164,563

Total operating expenses	$58,220	$53,558
Less: equity-based compensation associated with
Legacy Units and IPO Options	(3,810)	(7,798)
Less: depreciation and amortization	(4,457)	(4,398)
Operating expenses, as adjusted	$49,953	$41,362

Operating expenses, as adjusted, as a percentage of revenues	26.2%	25.1%

The increase in operating expenses was driven by costs from new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, and higher occupancy expenses associated with expanded or new office locations.

Equity-based compensation decreased primarily as a result of the application of variable accounting on legacy units which was recorded in the prior year and is no longer applied in the current year as well as the accelerated attribution of expense on awards with tranche vesting.

Operating Income

Operating income increased $21,013 to $19,796 for the six months ended June 30, 2008, compared to a loss of $1,217 for the six months ended June 30, 2007. The increase in operating income was primarily due to an increase in revenues and decreases in equity-based compensation, offset by increases in selling, general and administrative expenses.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of our lower average debt balance during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. Other expense includes a charge resulting from the change in fair value of the Company’s interest rate swap which totaled a loss of $54 and a gain of $149 for the six months ended June 30, 2008 and 2007, respectively. The change in the interest rate swap has a non-cash impact on the Company’s operations.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 59.5% at June 30, 2008.

Provision for Income Taxes

The provision for income taxes was $4,995 or 26.7% of net income before non-controlling interest and income taxes for the six months ended June 30, 2008, compared to $946 or (25.1)% of net income before non-controlling interest and income taxes for the six months ended June 30, 2007.

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

Segment Results – Six months ended June 30, 2008 versus Six months ended June 30, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$154,488	$124,432	$30,056	24.2%
Segment operating income	27,567	22,967	4,600	20.0%
Segment operating income margin	17.8%	18.5%	(0.6)%	N/A

Investment Banking
Revenues (excluding reimbursables)	$36,466	$40,131	$(3,665)	(9.1)%
Segment operating income	9,525	11,411	(1,886)	(16.5)%
Segment operating income margin	26.1%	28.4%	(2.3)%	N/A

Average Client Service Professionals
Financial Advisory	787	577	210	36.4%
Investment Banking	110	106	4	3.8%
Total	897	683	214	31.3%

End of Period Client Service Professionals
Financial Advisory	795	588	207	35.2%
Investment Banking	121	98	23	23.5%
Total	916	686	230	33.5%

Revenue per Client Service Professional
Financial Advisory	$196	$216	$(20)	(9.3)%
Investment Banking	332	379	(47)	(12.4)%
Total professionals	213	241	(28)	(11.6)%

Financial Advisory Utilization Rate(1)	63.2%	69.3%	(6.1)%	(8.8)%
Financial Advisory Rate-per-Hour(2)	$350	$325	$25	7.7%

Total
Revenues (excluding reimbursables)	$190,954	$164,563

Segment operating income	$37,092	$34,378
Net client reimbursable expenses	52	(27)
Equity-based compensation from Legacy Units and IPO Options	(12,315)	(29,839)
Depreciation and amortization	(4,457)	(4,398)
Acquisition retention expense	(576)	(1,331)
Total operating income/(loss)	$19,796	$(1,217)

____________________
(1)
The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash, the Company’s wholly owned subsidiary, and Dubinsky & Company prior to the transition to the Company’s financial system) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(2)
Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period. The average billing rate excludes approximately $3,878 of revenues associated with Rash in the six months ended June 30, 2008.

Other Operating Data
(Dollars in thousands)

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2008	2007	Change	Change
Revenues (excluding reimbursables)
Financial Advisory	$154,488	$124,432	$30,056	24.2%
Investment Banking	36,466	40,131	(3,665)	(9.1)%
Total	$190,954	$164,563	$26,391	16.0%

Average Number of Managing Directors
Financial Advisory	112	90	22	24.4%
Investment Banking	31	32	(1)	(3.1)%
Total	143	122	21	17.2%

End of Period Managing Directors
Financial Advisory	125	95	30	31.6%
Investment Banking	33	31	2	6.5%
Total	158	126	32	25.4%

Revenue per Managing Director
Financial Advisory	$1,379	$1,383	$(3)	(0.2)%
Investment Banking	1,176	1,254	(78)	(6.2)%
Total Managing Directors	1,335	1,349	(14)	(1.0)%

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $30,056, or 24.2%, to $154,488 for the six months ended June 30, 2008, compared to $124,432 for the six months ended June 30, 2007. Growth was driven by demand across all business units, as summarized in the following table:

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2008	2007	Change	Change
Financial advisory revenues
Valuation advisory	$92,326	$82,414	$9,912	12.0%
Corporate finance consulting	27,825	21,178	6,647	31.4%
Specialty tax	20,741	10,620	10,121	95.3%
Dispute and legal management consulting	13,596	10,220	3,376	33.0%
	$154,488	$124,432	$30,056	24.2%

The increase in revenues resulted from an increase in client service professionals and productivity improvements in terms of rate-per-hour, offset by a decrease in utilization. Improvements in rate-per-hour benefited largely from a change in mix of services provided, including contingency fees associated with Specialty Tax. Utilization was impacted by a 35.2% increase in client service professionals, compared to only a 24.2% increase in revenues. Of the overall increase in revenues, approximately 50% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 37% from a higher rate-per-hour and 13% from the acquisition of Rash.

End of period client service professionals increased by 207 during the period. Approximately 55% of the growth in headcount resulted from targeted domestic hiring, 17% from hiring in our international offices and 28% from the acquisition of Rash.

Our revenue per client service professional was $196,000 in the six months ended June 30, 2008, compared to $216,000 in the six months ended June 30, 2007. Approximately half of the change was driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional with the remaining decrease from lower utilization offset by a higher rate-per-hour.

The number of client service managing directors increased by 30 between periods to 125. Of the total increase half  resulted from promotions within the Company and half from hiring, lift-outs and acquisitions. Our revenue per client service managing director was $1,379 in the six months ended June 30, 2008, compared to $1,383 in the six months ended June 30, 2007.

Segment Operating Income

Financial Advisory segment operating income increased $4,600, or 20.0%, to $27,567 for the six months ended June 30, 2008, compared to $22,967 for the six months ended June 30, 2007. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.8% for the six months ended June 30, 2008, compared to 18.5% for the six months ended June 30, 2007. The decrease resulted from our growth and investment in infrastructure to support the increase in client service professionals.

Investment Banking

Revenues

Revenues from the Investment Banking segment were $36,466 for the six months ended June 30, 2008, compared to $40,131 for the six months ended June 30, 2007. The decrease primarily reflects the inherently inconsistent nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Services, partially offset by an increase in revenues from Transaction Opinions and revenues generated from the launch of our international restructuring practice. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

	Successor	Predecessor
	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2008	2007	Change	Change
Investment banking revenues
Transaction opinions	$21,007	$19,984	$1,023	5.1%
M&A advisory	8,346	10,588	(2,242)	(21.2)%
Restructuring advisory	7,113	9,559	(2,446)	(25.6)%
	$36,466	$40,131	$(3,665)	(9.1)%

End of period client service professional headcount increased by 23 to 121 client service professionals at June 30, 2008, compared to 98 client service professionals at June 30, 2007. The increase resulted from the addition of professionals in our international restructuring practice at the beginning of the quarter.

Our revenue per client service professional was $332 in the six months ended June 30, 2008, compared to $379 in the six months ended June 30, 2007. Revenue per client service professional was directly impacted by the decrease in segment revenues and ramp-up of our international restructuring practice.

The number of client service managing directors increased by two between periods to 33, as a result of hiring in our international restructuring practice. Our revenue per managing director was $1,176 in the six months ended June 30, 2008, compared to $1,254 in the six months ended June 30, 2007. The decrease resulted from lower overall revenues.

Segment Operating Income

Operating income from the Investment Banking segment was $9,525 for the six months ended June 30, 2008, compared to $11,411 for the six months ended June 30, 2007. Operating income margin was 26.1% for the six months ended June 30, 2008, compared to 28.4% for the six months ended June 30, 2007.

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

In addition, as a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members of D&P Acquisitions. Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates. The marginal tax distribution rate that has initially been set is 45%. D&P Acquisitions made aggregate distributions to members, not including the Company, of $7,766 and $12,217 during the six months ended June 30, 2008 and 2007, respectively, primarily with respect to estimated taxable income for 2007 and 2006, respectively. D&P Acquisitions is only required to make such distributions if cash is available for such purposes. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

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

Cash and cash equivalents decreased by $37,753 to $52,490 at June 30, 2008 from $90,243 at December 31, 2007, primarily due to the payment of bonuses to our professionals, tax distributions to the members of D&P Acquisitions, purchases of investments for the Company’s deferred compensation plan, cash consideration used to acquire Dubinsky & Company and an earn-out payment to Chanin Capital Partners, LLC.

Operating Activities

During the six months ended June 30, 2008, cash of $10,945 was used in operating activities, compared to $954 provided by operating activities in the corresponding period of the prior year. The increase of amounts used in operating activities resulted from higher bonus payments due to increases in headcount and increases in accounts receivable due to increases in revenues, partially offset by increases in net income and accounts payable.

Investing Activities

During the six months ended June 30, 2008, cash of $19,395 was used for investing activities, compared to $4,951 used in the corresponding period of the prior year. Investing activities during the current period included (i) cash consideration used to acquire Dubinsky & Company, (ii) an earn-out payment to Chanin Capital Partners, LLC, (iii) purchases and sale of investments, and (iv) purchases of property and equipment to support our continued growth. The purchases of investments related the Company’s deferred compensation plan. Management believes these investments pose limited liquidity risk.

Financing Activities

During the six months ended June 30, 2008, cash of $8,163 was used in financing activities, compared to $12,739 used in the corresponding period of the prior year. Financing activities in the current period primarily resulted from tax distributions to members of D&P Acquisitions.

During the six months ended June 30, 2008, the Company recorded a $750 benefit from the effect of exchange rates on cash and cash equivalents.

Duff & Phelps, LLC, a subsidiary of D&P Acquisitions, entered into a senior secured credit facility, dated as of September 30, 2005, as amended on June 14, 2006, on October 31, 2006, on August 31, 2007, on October 4, 2007 and January 31, 2008, with a syndicate of financial institutions, including General Electric Capital Corporation as administrative agent. On July 30, 2008, the Company entered into an Amended and Restated Credit Agreement pursuant to which changes were made to certain terms of its credit facility, including, among other things, (i) replacing an interest coverage ratio and maximum capital expenditure covenant with a fixed charge coverage ratio; (ii) allowing for a $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request; and (iii) providing additional capacity for permitted acquisitions and investments.

As of June 30, 2008, the Company has a seven-year credit facility, which expires October 1, 2012. The facility consisted of a $65,000 seven-year term loan, a $15,000 delayed draw term loan and a $20,000 six-year revolver loan. All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries. The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLCs present and future assets and all present and future assets of each guarantor on a first lien basis.

At June 30, 2008, $43,160 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

As of June 30, 2008, the credit facility included customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. During the three months ended June 30, 2008, the Company received a waiver related to certain nonfinancial covenants of which the Company was not in compliance. Based on a review conducted by the Company, management believes that the Company was in compliance with all of its covenants as of June 30, 2008.

Prior to July 30, 2008, the credit facility required a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year. Excess Cash Flow was negative for the years 2007 and 2006. The Amended and Restated Credit Agreement provides that in the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment. Based on results through June 30, 2008, the Company does not anticipate making a mandatory prepayment under this clause in 2008.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations and cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all entities to account for business combinations and subsequent consolidations to follow the entity view in which the parent company consolidates 100% of the book value of the acquiree’s net assets plus 100% of the fair value increment and where goodwill is recognized and allocated between controlling and non-controlling interests. This is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal period beginning on or after December 15, 2008. Therefore, the adoption of this standard will not have a material impact on the Company’s financial position, results of operations and cash flows during the current year.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks at June 30, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

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

The Company held its annual meeting of stockholders on May 15, 2008. Holders of Class A Common Stock and Class B Common Stock voted together as a single class on all matters presented at the meeting. With respect to the election of directors to the board of directors, the shares were voted as follows:

	Number of Shares of		Number of Shares of
	Class A Common Stock		Class B Common Stock		Total
Nominee	For	Withheld	For	Withheld	For	Withheld

Noah Gottdiener	12,911,299	48,091	15,973,718	71,294	28,885,017	119,385
Gerard Creagh	12,925,968	33,422	15,950,311	94,701	28,876,279	128,123
Robert Belke	12,933,978	25,412	15,973,718	71,294	28,907,696	96,706
Peter Calamari	12,933,978	25,412	15,973,718	71,294	28,907,696	96,706
William Carapezzi	12,933,878	25,512	15,973,718	71,294	28,907,596	96,806
Harvey Krueger	12,933,978	25,412	15,973,718	71,294	28,907,696	96,706
Sander Levy	12,931,208	28,182	15,943,982	101,030	28,875,190	129,212
Jeffrey Lovell	12,933,978	25,412	15,973,718	71,294	28,907,696	96,706

With respect to the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008, the shares were voted as follows:

Number of Shares	Voted For	Voted Against	Abstentions

Class A Common Stock	12,935,427	21,545	2,418
Class B Common Stock	15,895,031	149,981	-
Total	28,830,458	171,526	2,418

Item 5.	Other Information.

      Not Applicable

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION
(Registrant)

Date: August 7, 2008	/s/ Jacob Silverman
JACOB SILVERMAN
Chief Financial Officer