Form 10-Q
period 2008-09-30
Duff & Phelps Corp
filed 2008-11-06
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 14,592,270 as of November 1, 2008. The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 21,033,964 as of November 1, 2008.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Revenues	$96,314	$83,887	$287,268	$248,450
Reimbursable expenses	2,781	3,695	7,946	9,753
Total revenues	99,095	87,582	295,214	258,203

Direct client service costs
Compensation and benefits (including $7,551 and
$1,030 of equity-based compensation for the
three months ended September 30, 2008 and 2007,
respectively, and $17,181 and $23,071 for the nine months
ended September 30, 2008 and 2007, respectively)	57,280	46,303	166,276	156,353
Other direct client service costs	2,410	1,194	5,828	2,007
Acquisition retention expenses	206	696	782	2,026
Reimbursable expenses	2,813	3,740	7,926	9,825
Subtotal	62,709	51,933	180,812	170,211

Operating expenses
Selling, general and administrative expenses (including
$2,845 and $406 of equity-based compensation for
the three months ended September 30, 2008 and 2007,
respectively, and $8,164 and $8,204 for the nine months
ended September 30, 2008 and 2007, respectively)	29,538	20,720	83,301	69,882
Depreciation and amortization	2,446	2,284	6,903	6,683
Subtotal	31,984	23,004	90,204	76,565

Operating income	4,402	12,645	24,198	11,427

Other expense/(income)
Interest income	(90)	(458)	(654)	(1,287)
Interest expense	847	1,871	2,569	5,442
Other expense/(income)	(21)	408	(92)	215
Subtotal	736	1,821	1,823	4,370

Income before non-controlling interest and income taxes	3,666	10,824	22,375	7,057

Non-controlling interest	2,165	-	13,204	-
Provision for income taxes	1,348	88	6,343	1,034

Net income	$153	$10,736	$2,828	$6,023

Weighted average shares of Class A common stock outstanding
Basic	13,299		13,166
Diluted	13,673		13,397

Net income per share of Class A common stock
Basic	$0.01		$0.21
Diluted	$0.01		$0.21

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,104	$90,243
Accounts receivable, net	59,402	45,572
Unbilled services	25,581	23,075
Prepaid expenses and other current assets	6,299	6,275
Net deferred income taxes, current	4,487	9,551
Total current assets	152,873	174,716

Property and equipment, net	27,200	23,686
Goodwill	115,700	107,562
Intangible assets, net	33,363	28,233
Other assets	11,797	5,070
Net deferred income taxes, non-current	61,735	65,246
Total non-current assets	249,795	229,797

Total assets	$402,668	$404,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,711	$2,899
Accrued expenses	3,161	12,238
Accrued compensation and benefits	43,693	72,713
Deferred revenue	5,208	7,931
Equity-based compensation liability, current	571	498
Current portion of long-term debt	794	794
Current portion due to non-controlling unitholders	783	3,114
Total current liabilities	60,921	100,187

Long-term debt, less current portion	41,409	42,387
Other long-term liabilities	16,836	15,260
Due to non-controlling unitholders, less current portion	64,436	65,196
Total non-current liabilities	122,681	122,843

Total liabilities	183,602	223,030

Commitments and contingencies (Note 11)

Non-controlling interest	133,247	111,979

Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 14,597 and 13,125 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	146	131
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 21,044 and 21,090 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	2	2
Additional paid-in capital	89,664	75,375
Accumulated other comprehensive income/(loss)	(469)	348
Accumulated deficit	(3,524)	(6,352)
Total stockholders' equity	85,819	69,504

Total liabilities and stockholders' equity	$402,668	$404,513

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,828	$6,023
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	6,903	6,683
Equity-based compensation	25,345	31,275
Bad debt expense	1,251	266
Non-controlling interest	13,204	-
Net deferred income taxes	8,575	385
Other	1,163	754
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(12,168)	(10,209)
Unbilled services	(2,216)	(3,341)
Prepaid expenses and other current assets	63	(1,850)
Other assets	1,542	(8,278)
Accounts payable and accrued expenses	(2,070)	15,749
Accrued compensation and benefits	(29,998)	1,967
Deferred revenues	(3,004)	(164)
Other liabilities	690	4,985
Due to non-controlling unitholders	(3,092)	-
Due from affiliates	-	(20,063)
Net cash provided by operating activities	9,016	24,182

Cash flows from investing activities:
Purchase of property and equipment	(8,093)	(9,636)
Purchase of investments for deferred compensation plan	(9,991)	-
Proceeds from sale of investments in deferred compensation plan	1,692	-
Business acquisitions, net of cash acquired	(16,427)	513
Net cash used in investing activities	(32,819)	(9,123)

Cash flows from financing activities:
Repurchase of equity units	-	(343)
Repayments of debt	(595)	(595)
Principal payments under capital lease obligation	-	(187)
Distributions to non-controlling unitholders	(7,888)	(28,374)
Net cash used in financing activities	(8,483)	(29,499)

Effect of exchange rate on cash and cash equivalents	(853)	862

Net decrease in cash and cash equivalents	(33,139)	(13,578)
Cash and cash equivalents at beginning of period	90,243	59,132
Cash and cash equivalents at end of period	$57,104	$45,554

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

						Accumulated	Retained
						Other	Earnings/	Total
	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Stockholders'
SUCCESSOR	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Deficit)	Equity

Balance as of December 31, 2007	13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

Net income for the period
January 1 to September 30, 2008	-	-	-	-	-	-	2,828	2,828
Currency translation adjustment	-	-	-	-	-	(853)	-	(853)
Amortization of post-retirement benefits	-	-	-	-	-	36	-	36
Total comprehensive income	-	-	-	-	-	(817)	2,828	2,011

Issuance of common stock	322	3	-	-	5,440	-	-	5,443
Issuance of restricted stock awards	1,156	12	-	-	-	-	-	12
Exercise of stock options	7	-	-	-	114	-	-	114
Forfeitures	(13)	-	(46)	-	-	-	-	-
Equity-based compensation	-	-	-	-	25,274	-	-	25,274
Income tax benefit on equity-based compensation	-	-	-	-	175	-	-	175
Distributions to non-controlling unitholders	-	-	-	-	(7,888)	-	-	(7,888)
Allocation of non-controlling interest	-	-	-	-	(8,064)	-	-	(8,064)
Other	-	-	-	-	(762)	-	-	(762)
Balance as of September 30, 2008	14,597	$146	21,044	$2	$89,664	$(469)	$(3,524)	$85,819

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

Note 3 -  ACQUISITIONS

The following table summarizes the Company’s recent acquisitions:

Effective
Date	Acquisition	Description

8/8/08	Financial and IP Analysis, Inc.	Financial consulting firm that specializes in intellectual
	(d/b/a The Lumin Expert Group)	property dispute support and expert testimony.

7/31/08	Kane Reece Associates, Inc.	Valuation, management and technical consulting firm with a
focus on the communications, entertainment and media industries.

7/15/08	World Tax Service US, LLC	Tax advisory firm focused on the delivery of sophisticated
international and domestic tax services.

4/11/08	Dubinsky & Company, PC	Specialty consulting primarily focused on litigation support and forensic services.

10/31/07	Rash & Associates, LP	Nationwide provider of property tax management services.

The purchase price of each of these acquisitions is immaterial to the Company’s consolidated financial statements, both individually and in the aggregate. Each of these acquisitions operates as part of the Financial Advisory segment.

Chanin Capital Partners LLC

On October 31, 2006, the D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners LLC (“Chanin”), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services. The purchase price totaled $21,187 and consisted of cash, the issuance of Legacy Units of D&P Acquisitions, earn-out payments of $3,463 paid in 2008 and professional fees. The sellers are eligible for two remaining earn-out payments equal up to $5,000 for each annual period ending on October 31, 2008 and 2009. Further information regarding this acquisition is detailed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$153	$2,828

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	13,299	13,166

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	13,299	13,166
Add dilutive effect of the following:
Restricted stock awards and units	374	231
Assumed conversion of New Class A Units for Class A common stock(a)	-	-
Dilutive weighted average shares of Class A common stock	13,673	13,397

Basic income per share of Class A common stock	$0.01	$0.21

Diluted income per share of Class A common stock	$0.01	$0.21
______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	20,684	20,693
Weighted average IPO Options outstanding	2,032	2,048

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5 - NON-CONTROLLING INTEREST

Although the Company has a majority voting interest (100%) in and controls the management of D&P Acquisitions, it holds a minority ownership interest in D&P Acquisitions totaling 41%. As a result, the Company consolidates the financial results of D&P Acquisitions and records non-controlling interest for the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.

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

	Duff &	Non-
	Phelps	Controlling
	Corporation	Unitholders	Total
As of December 31, 2007	13,125	21,090	34,215
Issuance of Class A common stock	329	-	329
Issuance of restricted stock awards	1,156	-	1,156
Forfeitures	(13)	(46)	(59)
As of September 30, 2008	14,597	21,044	35,641

Percent of total New Class A Units	41.0%	59.0%	100%

The change in non-controlling interest is calculated as follows:

As of December 31, 2007	$111,979
Allocation of non-controlling interest associated with:
D&P Acquisitions' tax distribution	(4,728)
Equity-based compensation	14,856
Change in ownership interests	(5,098)
Acquisitions	3,219
Other items	(185)
Subtotal	8,064

Allocation of income of D&P Acquisitions	13,204
As of September 30, 2008	$133,247

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6  -  EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Except for adjustments to our estimated forfeiture rates based on the most recent available information, there have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the following table:

	Successor			Predecessor
	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$5,237	$1,548	$6,785	$1,030	$406	$1,436
IPO Options	1,348	572	1,920	-	-	-
Ongoing RSAs	966	725	1,691	-	-	-
Total	$7,551	$2,845	$10,396	$1,030	$406	$1,436

	Successor			Predecessor
	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$11,350	$4,273	$15,623	$23,071	$8,204	$31,275
IPO Options	3,740	1,657	5,397	-	-	-
Ongoing RSAs	2,091	2,234	4,325	-	-	-
Total	$17,181	$8,164	$25,345	$23,071	$8,204	$31,275

Restricted stock units are granted as a form of incentive compensation and are accounted for similarly to restricted stock awards.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

During the nine months ended September 30, 2008, the Company issued 1,249 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives and recruiting efforts. Expense is recognized based on the fair market value on the date of grant over the service period. The restrictions on transfer and forfeiture provisions are eliminated after three years for all awards granted to non-executives. The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors. Of the 1,249 Ongoing RSAs granted, 233 awards were granted to executives on March 19, 2008, and 18 were granted to non-employee members of our Board of Directors on May 15, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options during the nine months ended September 30, 2008:

IPO
Options
Balance as of January 1, 2008	2,066
Granted	-
Exercised	(7)
Forfeited	(36)
Balance as of September 30, 2008	2,023

Vested	500
Unvested	1,523

Fair value on grant date	$7.33
Weighted average exercise price	$16.00
Weighted average remaining contractual term (years)	9.0
Aggregate intrinsic value	$10,174
Options expected to vest	1,846
Intrinsic value of options expected to vest	$9,284

The following table summarizes activity for Ongoing RSAs during the nine months ended September 30, 2008:

	Restricted	Weighted	Restricted	Weighted
	Stock	Average	Stock	Average
	Awards	Fair Value	Units	Fair Value
Balance as of January 1, 2008	61	$19.34	-	$-
Granted	1,156	13.83	93	13.92
Forfeited	(13)	11.98	(1)	11.98
Balance as of September 30, 2008	1,204	$14.13	92	$13.94

Vested	-		-
Unvested	1,204		92

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the nine months ended September 30, 2008:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of January 1, 2008	6,746
Granted	-
Forfeited	(46)
Balance as of September 30, 2008	6,700

Vested	3,091
Unvested	3,609

As of September 30, 2008, the total unamortized compensation cost related to all non-vested awards was $32,357. The weighted-average period over which this is expected to be recognized is 1.01 years. A tax benefit of $1,121 has been recognized for certain Legacy Units and IPO Options as a result of an increase in deferred tax assets during the nine months ended September 30, 2008.

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

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Cash surrender value related to deferred compensation plan(1)	$-	$8,837	$-	$8,837
Total assets	$-	$8,837	$-	$8,837

Interest rate swap(2)	$-	$492	$-	$492
Total liabilities	$-	$492	$-	$492

(1) The fair value of the investments in rabbi trust relates to the Company’s deferred compensation plan and was based on quoted prices for similar assets in active markets. The Company’s investments in rabbi trust are further discussed in Note 10.
(2) The fair value of the interest rate swap was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 8.

The Company does not have any material financial assets in a market that is not active.

The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its consolidated financial position and results of operations as they relate to its nonfinancial assets and liabilities.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8 - LONG-TERM DEBT

The Company’s long-term obligations are summarized in the following table:

	September 30,	December 31,
	2008	2007

Outstanding balance of credit facility	$42,962	$43,557
Less: current amounts due in following year	(794)	(794)
Long-term portion	42,168	42,763
Debt discount and interest rate swap	(759)	(376)
Long-term debt, less current portion	$41,409	$42,387

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

At September 30, 2008, $42,962 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. The Company incurs an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

Pursuant to the terms of the credit facility, letters of credit in the amount of $4,108 have been issued on the account of the Company as of September 30, 2008, primarily in connection with real estate leases. This amount reduces availability under the revolver.

As of September 30, 2008, the credit facility included customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. Based on a review conducted by the Company, management believes that the Company was in compliance with all of its covenants as of September 30, 2008.

The credit facility requires a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year. In the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment. Excess Cash Flow was negative for the years 2007 and 2006. As of September 30, 2008, the Company has not had to make any mandatory prepayments.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company has a $24,200 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%. The swap agreement terminates September 30, 2010. The Company elected not to apply hedge accounting to this instrument. The estimated fair value of the interest rate swap is based on quoted market prices. The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap. The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Consolidated Statement of Operations:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Gain/(loss) resulting from change in fair value of interest rate swap	$125	$(447)	$71	$(299)

Estimated fair value – asset/(liability)	$(492)	$(170)	$(492)	$(170)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9 -  INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Income tax provision	$1,348	$88	$6,343	$1,034
Effective income tax rate	36.8%	0.8%	28.3%	14.7%

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

	September 30,	December 31,
	2008	2007
Fair market value of investments in rabbi trust	$8,837	$1,789
Payable to participants of the plan	9,289	3,782

The fair market value of the investments in the rabbi trust is included in “Cash and cash equivalents” and “Other assets” on the consolidated balance sheet.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Financial Advisory
Revenues (excluding reimbursables)	$80,233	$63,362	$234,721	$187,795
Segment operating income	11,797	10,083	39,521	30,783
Segment operating income margin	14.7%	15.9%	16.8%	16.4%

Investment Banking
Revenues (excluding reimbursables)	$16,081	$20,525	$52,547	$60,655
Segment operating income	3,994	7,023	13,361	20,700
Segment operating income margin	24.8%	34.2%	25.4%	34.1%

Total
Revenues (excluding reimbursables)	$96,314	$83,887	$287,268	$248,450

Segment operating income	$15,791	$17,106	$52,882	$51,483
Net client reimbursable expenses	(32)	(45)	20	(72)
Equity-based compensation
from Legacy Units and IPO Options	(8,705)	(1,436)	(21,019)	(31,275)
Depreciation and amortization	(2,446)	(2,284)	(6,903)	(6,683)
Acquisition retention expense	(206)	(696)	(782)	(2,026)
Operating income	4,402	12,645	24,198	11,427
Other income/(expense), net	(736)	(1,821)	(1,823)	(4,370)
Non-controlling interest	(2,165)	-	(13,204)	-
Provision for income taxes	(1,348)	(88)	(6,343)	(1,034)
Net income	$153	$10,736	$2,828	$6,023

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
United States	$86,783	$78,692	$258,464	$234,454
Europe	7,663	4,398	24,838	12,799
Asia	1,868	797	3,966	1,197
Total revenues	$96,314	$83,887	$287,268	$248,450

There were no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13 - RELATED PARTY TRANSACTIONS

During 2007, the Company paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC, unitholders in D&P Acquisitions during such period. The total of such fees is included in selling, general and administrative expenses and is summarized as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Related party advisory fees	$-	$213	$-	$638

The fees were discontinued in October 2007 upon completion of the IPO and related transactions.

Shinsei Bank, Ltd., a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $775 and $1,675 of revenues resulting from the engagement during the three and nine months ended September 30, 2008, respectively.

An affiliate of Lovell Minnick Partners, a shareholder of the Company, engaged the Company to provide certain consulting services. As a result of services provided, the Company recorded $4 and $512 of revenues resulting from the engagement during the three and nine months ended September 30, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, which reflect the Company’s current views with respect to, among other things, future events and financial performance. The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon the historical performance of us and our subsidiaries and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Form 10-K as filed with the SEC on March 26, 2008 and in subsequent filings of our Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

During the nine months ended September 30, 2008, there were no significant changes in our critical accounting policies and estimates. A summary of these policies and estimates may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

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

Three months ended September 30, 2008 versus three months ended September 30, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change
Revenues	$96,314	$83,887	$12,427	14.8%
Reimbursable expenses	2,781	3,695	(914)	(24.7)%
Total revenues	99,095	87,582	11,513	13.1%

Direct client service costs
Compensation and benefits(1)	57,280	46,303	10,977	23.7%
Other direct client service costs	2,410	1,194	1,216	101.8%
Acquisition retention expenses	206	696	(490)	(70.4)%
Reimbursable expenses	2,813	3,740	(927)	(24.8)%
	62,709	51,933	10,776	20.7%

Operating expenses
Selling, general and administrative(2)	29,538	20,720	8,818	42.6%
Depreciation and amortization	2,446	2,284	162	7.1%
	31,984	23,004	8,980	39.0%

Operating income	4,402	12,645	(8,243)	(65.2)%

Other expense/(income)
Interest income	(90)	(458)	368	(80.3)%
Interest expense	847	1,871	(1,024)	(54.7)%
Other expense/(income)	(21)	408	(429)	(105.1)%
	736	1,821	(1,085)	(59.6)%

Income before non-controlling interest
and income taxes	3,666	10,824	(7,158)	(66.1)%

Non-controlling interest	2,165	-	2,165	-
Provision for income taxes	1,348	88	1,260	1431.8%

Net income	$153	$10,736	$(10,583)	(98.6)%

Other financial and operating data

Adjusted EBITDA(3)	$15,759	$17,061	$(1,302)	(7.6)%

End of period managing directors	168	126	42	33.3%

End of period client service professionals	993	763	230	30.1%

(1)	Compensation and benefits include $7,551 and $1,030 of equity-based compensation expense for the three months ended September 30, 2008 and 2007, respectively.

(2)	Selling, general and administrative expenses include $2,845 and $406 of equity-based compensation expense for the three months ended September 30, 2008 and 2007, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

____________
(3)	Continued

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,
	2008	2007
Net income	$153	$10,736
Provision for income taxes	1,348	88
Non-controlling interest	2,165	-
Other expense, net	736	1,821
Depreciation and amortization	2,446	2,284
Acquisition retention expenses	206	696
Equity-based compensation associated with
with Legacy Units and IPO Options	8,705	1,436
Adjusted EBITDA	$15,759	$17,061

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

Revenues

Revenues excluding reimbursable expenses increased $12,427, or 14.8%, to $96,314 for the three months ended September 30, 2008, compared to $83,887 for the three months ended September 30, 2007. Revenues attributable to the Financial Advisory segment increased by 26.6%, partially offset by a 21.7% decrease in revenues from our Investment Banking segment.

Growth attributable to our Financial Advisory segment was driven by demand from our Corporate Finance Consulting, Specialty Tax, and Dispute and Legal business units. The results from our Investment Banking segment were impacted by the general economic environment and dislocation in the credit markets which have led to a lower volume of M&A transactions. In addition, our Investment Banking results reflect the inherently episodic nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Advisory. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

Our client service headcount increased to 993 client service professionals at September 30, 2008, compared to 763 client service professionals at September 30, 2007, as we added 152 professionals from targeted domestic and international hiring in both segments and 78 professionals from recent acquisitions. Our revenue per client service professional was $100 for three months ended September 30, 2008, compared to $114 for the three months ended September 30, 2007, impacted by a change in mix, particularly as a result of (i) continued hiring and development of our international business and (ii) the Rash acquisition whose business generates lower revenue per client service professional.

Direct Client Service Costs

Direct client service costs were $62,709 for the three months ended September 30, 2008, compared to $51,933 for the three months ended September 30, 2007. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) slightly decreased between periods.

Direct Client Service Costs
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,
	2008	2007

Revenues (excluding reimbursables)	$96,314	$83,887

Total direct client service costs	$62,709	$51,933
Less: equity-based compensation associated with
Legacy Units and IPO Options	(6,585)	(1,030)
Less: acquisition retention expenses	(206)	(696)
Less: reimbursable expenses	(2,813)	(3,740)
Direct client service costs, as adjusted	$53,105	$46,467

Direct client service costs, as adjusted, as a percentage of revenues	55.1%	55.4%

The increase in direct client service costs, as adjusted, primarily resulted from the addition of 230 client service professionals between periods. This increase includes 78 professionals hired in conjunction with our acquisitions and the direct hiring of 99 client service professionals domestically and 53 professionals internationally.

Equity-based compensation increased primarily as a result of (i) the application of the accelerated attribution of expense on Legacy Units which was not generally applicable in the prior year period, (ii) adjustments to our estimated forfeiture rates and (iii) expense for IPO Options and Ongoing RSAs which had not been granted in the prior year period. Expenses related to retention payments associated with the acquisition of Standard & Poor’s Corporate Value Consulting business in 2005 decreased as a result of the graded-tranche nature of the expense methodology.

Operating Expenses

Operating expenses were $31,984 for the three months ended September 30, 2008, compared to $23,004 for the three months ended September 30, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods.

Operating Expenses
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,
	2008	2007

Revenues (excluding reimbursables)	$96,314	$83,887

Total operating expenses	$31,984	$23,004
Less: equity-based compensation associated with
Legacy Units and IPO Options	(2,120)	(406)
Less: depreciation and amortization	(2,446)	(2,284)
Operating expenses, as adjusted	$27,418	$20,314

Operating expenses, as adjusted, as a percentage of revenues	28.5%	24.2%

The increase in operating expenses, as adjusted, was driven by our growth and investment in infrastructure to support the increase in client service professionals, the costs of being a publicly traded company, and additional resources allocated to professional development of new hires and existing management focused on sales, marketing and collaboration within the Company to take advantage of opportunities arising in part from the current economic environment.

Equity-based compensation increased primarily as a result of (i) the application of the accelerated attribution of expense on Legacy Units which was not generally applicable in the prior year period, (ii) adjustments to our estimated forfeiture rates and (iii) expense for IPO Options and Ongoing RSAs which had not been granted in the prior year period.

Operating Income

Operating income was $4,402 for the three months ended September 30, 2008, compared to $12,645 for the three months ended September 30, 2007. The decrease in operating income was primarily due to increases in equity-based compensation and operating expenses, partially offset by the increase in revenues.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of our lower average debt balance during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 59.0% at September 30, 2008.

Provision for Income Taxes

The provision for income taxes was $1,348 or 36.8% of net income before non-controlling interest and income taxes for the three months ended September 30, 2008, compared to $88 or 0.8% of net income before non-controlling interest and income taxes for the three months ended September 30, 2007.

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

Segment Results –Three months ended September 30, 2008 versus Three months ended September 30, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$80,233	$63,362	$16,871	26.6%
Segment operating income	11,797	10,083	1,714	17.0%
Segment operating income margin	14.7%	15.9%	(1.2)%	N/A

Investment Banking
Revenues (excluding reimbursables)	$16,081	$20,525	$(4,444)	(21.7)%
Segment operating income	3,994	7,023	(3,029)	(43.1)%
Segment operating income margin	24.8%	34.2%	(9.4)%	N/A

Average Client Service Professionals
Financial Advisory	838	640	198	30.9%
Investment Banking	125	99	26	26.3%
Total	963	739	224	30.3%

End of Period Client Service Professionals
Financial Advisory	864	663	201	30.3%
Investment Banking	129	100	29	29.0%
Total	993	763	230	30.1%

Revenue per Client Service Professional
Financial Advisory	$96	$99	$(3)	(3.0)%
Investment Banking	129	207	(78)	(37.7)%
Total professionals	100	114	(14)	(12.3)%

Financial Advisory Utilization Rate(1)	61.2%	66.7%	(5.5)%	(8.2)%
Financial Advisory Rate-per-Hour(2)	$350	$315	$35	11.1%

Total
Revenues (excluding reimbursables)	$96,314	$83,887

Segment operating income	$15,791	$17,106
Net client reimbursable expenses	(32)	(45)
Equity-based compensation from Legacy Units and IPO Options	(8,705)	(1,436)
Depreciation and amortization	(2,446)	(2,284)
Acquisition retention expense	(206)	(696)
Total operating income	$4,402	$12,645

(1)
The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash, the Company’s wholly owned subsidiary, and certain acquisitions prior to the transition to the Company’s financial system) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(2)
Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period. The average billing rate excludes approximately $2,799 of revenues associated with Rash in the three months ended September 30, 2008. The average billing rate also excludes certain hours from certain acquisitions prior to their transition to the Company’s financial system.

Other Operating Data
(Dollars in thousands)

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change
Revenues (excluding reimbursables)
Financial Advisory	$80,233	$63,362	$16,871	26.6%
Investment Banking	16,081	20,525	(4,444)	(21.7)%
Total	$96,314	$83,887	$12,427	14.8%

Average Number of Managing Directors
Financial Advisory	130	95	35	36.8%
Investment Banking	33	30	3	10.0%
Total	163	125	38	30.4%

End of Period Managing Directors
Financial Advisory	134	95	39	41.1%
Investment Banking	34	31	3	9.7%
Total	168	126	42	33.3%

Revenue per Managing Director
Financial Advisory	$617	$667	$(50)	(7.5)%
Investment Banking	487	684	(197)	(28.8)%
Total Managing Directors	591	671	(80)	(12.0)%

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $16,871, or 26.6%, to $80,233 for the three months ended September 30, 2008, compared to $63,362 for the three months ended September 30, 2007. Growth was driven by demand from the Corporate Finance Consulting, Specialty Tax, and Dispute and Legal business units, as summarized in the following table:

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	Change	Change
Financial advisory revenues
Valuation advisory	$43,777	$43,751	$26	0.1%
Corporate finance consulting	15,211	8,692	6,519	75.0%
Specialty tax	12,700	6,398	6,302	98.5%
Dispute and legal management consulting	8,545	4,521	4,024	89.0%
	$80,233	$63,362	$16,871	26.6%

The increase in revenues resulted from an increase in client service professionals and rate-per-hour, offset by a decrease in utilization. Improvements in rate-per-hour benefited largely from a change in mix of services provided. Utilization was impacted by a 30.3% increase in client service professionals, compared to only a 26.6% increase in revenues during the quarter. Of the overall increase in revenues, approximately 37% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 31% from a higher rate-per-hour and 32% from our recent acquisitions(1).

(1)
Valuation Advisory includes the results of the Kane Reece acquisition effective July 31, 2008. Specialty Tax includes the results of Rash & Associates effective April 11, 2008 and World Tax Service US effective July 15, 2008. Dispute and Legal Management Consulting includes the acquisitions of Dubinsky & Company effective April 11, 2008, and the Lumin Expert Group effective August 8, 2008.

End of period client service professionals increased by 201 during the period. Approximately 49% of the growth in headcount resulted from targeted domestic hiring, 12% from hiring in our international offices and 39% from our recent acquisitions.

Our revenue per client service professional was $96 in the three months ended September 30, 2008, compared to $99 in the three months ended September 30, 2007. The change was driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional and lower utilization, offset by a higher rate-per-hour.

The number of client service managing directors increased by 39 between periods to 134. Of the total increase 23 resulted from hiring, lift-outs and acquisitions with the remaining 16 from promotions within the Company. Our revenue per managing director was $617 in the three months ended September 30, 2008, compared to $667 in the three months ended September 30, 2007.

Segment Operating Income

Financial Advisory segment operating income increased $1,714, or 17.0%, to $11,797 for the three months ended September 30, 2008, compared to $10,083 for the three months ended September 30, 2007. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 14.7% for the three months ended September 30, 2008, compared to 15.9% for the three months ended September 30, 2007.

Investment Banking

Revenues

Revenues from the Investment Banking segment were $16,081 for the three months ended September 30, 2008, compared to $20,525 for the three months ended September 30, 2007. The results were impacted by the general economic environment and dislocation in the credit markets which have led to a lower volume of M&A transactions. Although Restructuring Advisory has benefited from our international restructuring practice which we launched in the second quarter of 2008, domestic restructuring continues to see softness in spite of the current economic environment. In addition, the results reflect the inherently episodic nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Advisory. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

	Successor	Predecessor
	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	Change	Change
Investment banking revenues
Transaction opinions	$6,367	$10,195	$(3,828)	(37.5)%
M&A advisory	4,889	5,230	(341)	(6.5)%
Restructuring advisory	4,825	5,100	(275)	(5.4)%
	$16,081	$20,525	$(4,444)	(21.7)%

End of period client service professional headcount increased by 29 to 129 client service professionals at September 30, 2008, compared to 100 client service professionals at September 30, 2007. The increase primarily resulted from the addition of professionals in our international restructuring practice at the beginning of our second quarter.

Our revenue per client service professional decreased to $129 in the three months ended September 30, 2008 from $207 in the three months ended September 30, 2007, directly impacted by the decrease in segment revenues and continued ramp-up of our international restructuring practice.

The number of client service managing directors increased by 3 between periods to 34, as a result of hiring in our international restructuring practice. Our revenue per managing director was $487 in the three months ended September 30, 2008, compared to $684 in the three months ended September 30, 2007.

Segment Operating Income

Operating income from the Investment Banking segment was $3,994 for the three months ended September 30, 2008 from $7,023 for the three months ended September 30, 2007. Operating income margin was 24.8% for the three months ended September 30, 2008, compared to 34.2% for the three months ended September 30, 2007.

Nine months ended September 30, 2008 versus nine months ended September 30, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change

Revenues	$287,268	$248,450	$38,818	15.6%
Reimbursable expenses	7,946	9,753	(1,807)	(18.5)%
Total revenues	295,214	258,203	37,011	14.3%

Direct client service costs
Compensation and benefits(1)	166,276	156,353	9,923	6.3%
Other direct client service costs	5,828	2,007	3,821	190.4%
Acquisition retention expenses	782	2,026	(1,244)	(61.4)%
Reimbursable expenses	7,926	9,825	(1,899)	(19.3)%
	180,812	170,211	10,601	6.2%

Operating expenses
Selling, general and administrative(2)	83,301	69,882	13,419	19.2%
Depreciation and amortization	6,903	6,683	220	3.3%
	90,204	76,565	13,639	17.8%

Operating income	24,198	11,427	12,771	111.8%

Other expense/(income)
Interest income	(654)	(1,287)	633	(49.2)%
Interest expense	2,569	5,442	(2,873)	(52.8)%
Other expense/(income)	(92)	215	(307)	(142.8)%
	1,823	4,370	(2,547)	(58.3)%

Income before non-controlling interest and income taxes	22,375	7,057	15,318	217.1%

Non-controlling interest	13,204	-	13,204	-
Provision for income taxes	6,343	1,034	5,309	513.4%

Net income	$2,828	$6,023	$(3,195)	(53.0)%

Other financial and operating data

Adjusted EBITDA(3)	$52,903	$51,411	$1,492	2.9%

End of period managing directors	168	126	42	33.3%

End of period client service professionals	993	763	230	30.1%

(1)	Compensation and benefits include $17,181 and $23,071 of equity-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Selling, general and administrative expenses include $8,164 and $8,204 of equity-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

(3)	Continued

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,
	2008	2007

Net income	$2,828	$6,023
Provision for income taxes	6,343	1,034
Non-controlling interest	13,204	-
Other expense, net	1,823	4,370
Depreciation and amortization	6,903	6,683
Acquisition retention expenses	782	2,026
Equity-based compensation associated with with Legacy Units and IPO Options	21,020	31,275

Adjusted EBITDA	$52,903	$51,411

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

Revenues

Revenues excluding reimbursable expenses increased $38,818, or 15.6%, to $287,268 for the nine months ended September 30, 2008, compared to $248,450 for the nine months ended September 30, 2007. Revenues attributable to the Financial Advisory segment increased by 25.0%, partially offset by a 13.4% decrease in revenues from our Investment Banking segment.

Growth attributable to our Financial Advisory segment was driven by demand across all business units. The results from our Investment Banking segment were impacted by the general economic environment and dislocation in the credit markets which have led to a lower volume of M&A transactions. In addition, our Investment Banking results reflect the inherently episodic nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Advisory. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

Our client service headcount increased to 993 client service professionals at September 30, 2008, compared to 763 client service professionals at September 30, 2007, as we added 152 professionals from targeted domestic and international hiring in both segments and 78 professionals from recent acquisitions. Our revenue per client service professional was $312 for nine months ended September 30, 2008, compared to $352 for the nine months ended September 30, 2007, impacted by a change in mix, particularly as a result of (i) continued hiring and development of our international business and (ii) the Rash acquisition whose business generates lower revenue per client service professional.

Direct Client Service Costs

Direct client service costs were $180,812 for the nine months ended September 30, 2008, compared to $170,211 for the nine months ended September 30, 2007. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) slightly increased between periods.

Direct Client Service Costs
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,
	2008	2007

Revenues (excluding reimbursables)	$287,268	$248,450

Total direct client service costs	$180,812	$170,211
Less: equity-based compensation associated with Legacy Units and IPO Options	(15,090)	(23,071)
Less: acquisition retention expenses	(782)	(2,026)
Less: reimbursable expenses	(7,926)	(9,825)
Direct client service costs, as adjusted	$157,014	$135,289

Direct client service costs, as adjusted, as a percentage of revenues	54.7%	54.5%

The increase in direct client service costs, as adjusted, primarily resulted from the addition of 230 client service professionals between periods. This increase includes 78 professionals hired in conjunction with our acquisitions and the direct hiring of 99 client service professionals domestically and 53 professionals internationally.

Equity-based compensation decreased primarily as a result of the application of variable accounting on Legacy Units which was recorded in the prior year and is no longer applied in the current year. The decrease was partially offset by an increase in expense due to adjustments to our estimated forfeiture rates and expense for IPO Options and Ongoing RSAs which had not been granted in the prior year period. Expenses related to retention payments associated with the acquisition of Standard & Poor’s Corporate Value Consulting business in 2005 decreased as a result of the graded-tranche nature of the expense methodology.

Operating Expenses

Operating expenses increased to $90,204 for the nine months ended September 30, 2008, compared to $76,565 for the nine months ended September 30, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods.

Operating Expenses
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,
	2008	2007

Revenues (excluding reimbursables)	$287,268	$248,450

Total operating expenses	$90,204	$76,565
Less: equity-based compensation associated with Legacy Units and IPO Options	(5,930)	(8,204)
Less: depreciation and amortization	(6,903)	(6,683)
Operating expenses, as adjusted	$77,371	$61,678

Operating expenses, as adjusted, as a percentage of revenues	26.9%	24.8%

The increase in operating expenses, as adjusted, was driven by our growth and investment in infrastructure to support the increase in client service professionals, the costs of being a publicly traded company, and additional resources allocated to professional development of new hires and existing management focused on sales, marketing and collaboration within the Company to take advantage of opportunities arising in part from the current economic environment.

Equity-based compensation decreased primarily as a result of the application of variable accounting on Legacy Units which was recorded in the prior year and is no longer applied in the current year. The decrease was partially offset by an increase in expense due to adjustments to our estimated forfeiture rates and expense for IPO Options and Ongoing RSAs which had not been granted in the prior year period.

Operating Income

Operating income increased $12,711, or 111.8%, to $24,198 for the nine months ended September 30, 2008, compared to $11,427 for the nine months ended September 30, 2007. The increase in operating income was primarily due to an increase in revenues and decreases in equity-based compensation, offset by increases in selling, general and administrative expenses.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of our lower average debt balance during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 59.0% at September 30, 2008.

Provision for Income Taxes

The provision for income taxes was $6,343 or 28.3% of net income before non-controlling interest and income taxes for the nine months ended September 30, 2008, compared to $1,034 or 14.7% of net income before non-controlling interest and income taxes for the nine months ended September 30, 2007.

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

Segment Results –Nine months ended September 30, 2008 versus nine months ended September 30, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$234,721	$187,795	$46,926	25.0%
Segment operating income	39,521	30,783	8,738	28.4%
Segment operating income margin	16.8%	16.4%	0.4%	N/A

Investment Banking
Revenues (excluding reimbursables)	$52,547	$60,655	$(8,108)	(13.4)%
Segment operating income	13,361	20,700	(7,339)	(35.5)%
Segment operating income margin	25.4%	34.1%	(8.7)%	N/A

Average Client Service Professionals
Financial Advisory	805	601	204	33.9%
Investment Banking	115	104	11	10.6%
Total	920	705	215	30.5%

End of Period Client Service Professionals
Financial Advisory	864	663	201	30.3%
Investment Banking	129	100	29	29.0%
Total	993	763	230	30.1%

Revenue per Client Service Professional
Financial Advisory	$292	$312	$(20)	(6.4)%
Investment Banking	457	583	(126)	(21.6)%
Total professionals	312	352	(40)	(11.4)%

Financial Advisory Utilization Rate(1)	62.5%	68.4%	(5.9)%	(8.6)%
Financial Advisory Rate-per-Hour(2)	$350	$321	$29	9.0%

Total
Revenues (excluding reimbursables)	$287,268	$248,450

Segment operating income	$52,882	$51,483
Net client reimbursable expenses	20	(72)
Equity-based compensation from Legacy Units and IPO Options	(21,019)	(31,275)
Depreciation and amortization	(6,903)	(6,683)
Acquisition retention expense	(782)	(2,026)
Total operating income	$24,198	$11,427

(1)
The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash, the Company’s wholly owned subsidiary, and certain acquisitions prior to the transition to the Company’s financial system) worked on client assignments during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(2)
Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments during the same period. The average billing rate excludes approximately $6,677 of revenues associated with Rash in the nine months ended September 30, 2008. The average billing rate also excludes certain hours from certain acquisitions prior to their transition to the Company’s financial system.

Other Operating Data
(Dollars in thousands)

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2008	2007	Change	Change
Revenues (excluding reimbursables)
Financial Advisory	$234,721	$187,795	$46,926	25.0%
Investment Banking	52,547	60,655	(8,108)	(13.4)%
Total	$287,268	$248,450	$38,818	15.6%

Average Number of Managing Directors
Financial Advisory	117	91	26	28.6%
Investment Banking	32	31	1	3.2%
Total	149	122	27	22.1%

End of Period Managing Directors
Financial Advisory	134	95	39	41.1%
Investment Banking	34	31	3	9.7%
Total	168	126	42	33.3%

Revenue per Managing Director
Financial Advisory	$2,006	$2,064	$(58)	(2.8)%
Investment Banking	1,642	1,957	(315)	(16.1)%
Total Managing Directors	1,928	2,036	(109)	(5.3)%

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $46,926, or 25.0%, to $234,721 for the nine months ended September 30, 2008, compared to $187,795 for the nine months ended September 30, 2007. Growth was driven by demand across all business units, as summarized in the following table:

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	Change	Change
Financial advisory revenues
Valuation advisory	$136,104	$126,165	$9,939	7.9%
Corporate finance consulting	43,036	29,870	13,166	44.1%
Specialty tax	33,440	17,018	16,422	96.5%
Dispute and legal management consulting	22,141	14,742	7,399	50.2%
	$234,721	$187,795	$46,926	25.0%

The increase in revenues resulted from an increase in client service professionals and rate-per-hour, offset by a decrease in utilization. Improvements in rate-per-hour benefited largely from a change in mix of services provided, including contingency fees associated with Specialty Tax. Utilization was impacted by a 30.3% increase in client service professionals, compared to only a 25.0% increase in revenues. Of the overall increase in revenues, approximately 46% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 33% from a higher rate-per-hour and 21% from our recent acquisitions(1).

(1) Valuation Advisory includes the results of the Kane Reece acquisition effective July 31, 2008. Specialty Tax includes the results of Rash & Associates effective April 11, 2008 and World Tax Service US effective July 15, 2008. Dispute and Legal Management Consulting includes the acquisitions of Dubinsky & Company effective April 11, 2008, and the Lumin Expert Group effective August 8, 2008.

End of period client service professionals increased by 201 during the period. Approximately 49% of the growth in headcount resulted from targeted domestic hiring, 12% from hiring in our international offices and 39% from our recent acquisitions.

Our revenue per client service professional was $292 in the nine months ended September 30, 2008, compared to $312 in the nine months ended September 30, 2007. The change was driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional and lower utilization offset by a higher rate-per-hour.

The number of client service managing directors increased by 39 between periods to 134. Of the total increase 23 resulted from hiring, lift-outs and acquisitions with the remaining 16 from promotions within the Company. Our revenue per client service managing director was $2,006 in the nine months ended September 30, 2008, compared to $2,064 in the nine months ended September 30, 2007.

Segment Operating Income

Financial Advisory segment operating income increased $8,738, or 28.4%, to $39,521 for the nine months ended September 30, 2008, compared to $30,783 for the nine months ended September 30, 2007. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.8% for the nine months ended September 30, 2008, compared to 16.4% for the nine months ended September 30, 2007.

Investment Banking

Revenues

Revenues from the Investment Banking segment were $52,547 for the nine months ended September 30, 2008, compared to $60,655for the nine months ended September 30, 2007. The results were impacted by the general economic environment and dislocation in the credit markets which have led to a lower volume of M&A transactions. Although Restructuring Advisory has benefited from our international restructuring practice which we launched in the second quarter of 2008, domestic restructuring continues to see softness in spite of the current economic environment. In addition, the results reflect the inherently episodic nature of this business as a result of the timing of success fees, particularly with respect to M&A Advisory and to a lesser extent Restructuring Advisory. Accordingly, we tend to look at overall annual performance, as opposed to quarters, to assess key trends in this business.

	Successor	Predecessor
	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2008	2007	Change	Change
Investment banking revenues
Transaction opinions	$27,374	$30,178	$(2,804)	(9.3)%
M&A advisory	13,235	15,818	(2,583)	(16.3)%
Restructuring advisory	11,938	14,659	(2,721)	(18.6)%
	$52,547	$60,655	$(8,108)	(13.4)%

End of period client service professional headcount increased by 29 to 129 client service professionals at September 30, 2008, compared to 100 client service professionals at September 30, 2007. The increase primarily resulted from the addition of professionals in our international restructuring practice at the beginning of our second quarter.

Our revenue per client service professional was $457 in the nine months ended September 30, 2008, compared to $583 in the nine months ended September 30, 2007. Revenue per client service professional was directly impacted by the decrease in segment revenues and ramp-up of our international restructuring practice.

The number of client service managing directors increased by 3 between periods to 34, as a result of hiring in our international restructuring practice. Our revenue per managing director was $1,642 in the nine months ended September 30, 2008, compared to $1,957 in the nine months ended September 30, 2007.

Segment Operating Income

Operating income from the Investment Banking segment was $13,361 for the nine months ended September 30, 2008, compared to $20,700 for the nine months ended September 30, 2007. Operating income margin was 25.4% for the nine months ended September 30, 2008, compared to 34.1% for the nine months ended September 30, 2007.

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

In addition, as a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members of D&P Acquisitions. Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates. The marginal tax distribution rate that has initially been set is 45%. D&P Acquisitions made aggregate distributions to members, not including the Company, of $7,888 and $28,374 during the nine months ended September 30, 2008 and 2007, respectively, primarily with respect to estimated taxable income for 2007 and 2006, respectively. D&P Acquisitions is only required to make such distributions if cash is available for such purposes for at least the next 12 month period. The Company expects cash will be available to make these distributions. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate. In October 2008, the Company made an additional tax distribution to members, not including the Company, totaling approximately $1,865 with respect to a true-up in respect of the 2007 tax year.

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

Cash and cash equivalents decreased by $33,139 to $57,104 at September 30, 2008 from $90,243 at December 31, 2007, primarily due to the payment of bonuses to our professionals during the first quarter of 2008, tax distributions to the members of D&P Acquisitions, purchases of investments for the Company’s deferred compensation plan, cash consideration for acquisitions and an earn-out payment with respect to Chanin Capital Partners, LLC.

Operating Activities

During the nine months ended September 30, 2008, cash of $9,016 was provided by operating activities, compared to $24,182 in the corresponding period of the prior year. The decrease of amounts provided by operating activities resulted from higher bonus payments due to increases in headcount, increases in accounts receivable due to increases in revenues, decreases in accounts payable and accrued expenses, and a decrease in net income.

Investing Activities

During the nine months ended September 30, 2008, cash of $32,819 was used for investing activities, compared to $9,123 used in the corresponding period of the prior year. Investing activities during the current period included (i) cash consideration used in acquisitions, including an earn-out payment to Chanin Capital Partners, LLC, (ii) purchases and sale of investments, and (iii) purchases of property and equipment to support our continued growth. The purchases of investments related the Company’s deferred compensation plan. Management believes these investments pose limited liquidity risk.

Financing Activities

During the nine months ended September 30, 2008, cash of $8,483 was used in financing activities, compared to $29,499 used in the corresponding period of the prior year. Financing activities in the current period primarily resulted from tax distributions to members of D&P Acquisitions.

During the nine months ended September 30, 2008, the Company recorded an $853 loss from the effect of exchange rates on cash and cash equivalents.

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

As of September 30, 2008, the Company has a seven-year credit facility, which expires October 1, 2012. The facility consisted of a $65,000 seven-year term loan, a $15,000 delayed draw term loan and a $20,000 six-year revolver loan. All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries. The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLCs present and future assets and all present and future assets of each guarantor on a first lien basis.

At September 30, 2008, $42,962 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility. Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%. We incur an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

As of September 30, 2008, the credit facility included customary events of default and covenants for maximum net debt to EBITDA, minimum interest coverage ratio and maximum capital expenditures. Based on a review conducted by the Company, management believes that the Company was in compliance with all of its covenants as of September 30, 2008.

The credit facility requires a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year. Excess Cash Flow was negative for the years 2007 and 2006. In the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment. Based on results through September 30, 2008, the Company does not anticipate making a mandatory prepayment under this clause in 2008.

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, and other matters relating to liquidity and compliance with regulatory net capital requirements.

Future Needs

Our primary financing need has been to fund our growth. Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses. We intend to fund such growth over the next twelve months with funds generated from operations and borrowings under our credit agreement and believe these funds will be adequate to fund future growth.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our revolving credit facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility. Also, if we attempt to obtain future financing in addition to our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets.

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

Market risks at September 30, 2008 have not changed significantly from those discussed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008.

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

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 26, 2008, except as noted below:

Our liquidity, financial position and profitability could be adversely affected by U.S. and international credit markets and economic conditions.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our revolving credit facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility. Also, if we attempt to obtain future financing in addition to our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date: November 6, 2008	/s/ Jacob Silverman
JACOB SILVERMAN
Chief Financial Officer