Form 10-K
period 2008-12-31
Duff & Phelps Corp
filed 2009-02-26
CIK 1397821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

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

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates was $337.7 million as of June 30, 2008, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $16.56 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock and exclusion of shares owned by affiliates.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 14,717,662 as of January 31, 2009.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 20,889,201 as of January 31, 2009.

Documents Incorporated by Reference

Portions of the registrant’s consolidated financial statements are incorporated by reference into Part I and Part II of this Form 10-K.  Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DUFF & PHELPS CORPORATION

FORM 10-K

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in this Form 10-K and in any subsequent filings of our Form 10-Qs.  The forward-looking statements included in this Form 10-K are made only as of the date of this filing with the Securities and Exchange Commission.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to the “Company,” “we,” “us,” “our” and “Successor” refer to Duff & Phelps Corporation and its consolidated subsidiaries during the period subsequent to October 3, 2007, the date we consummated our initial public offering (“IPO”) and related transactions.  Prior to the IPO, Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions” or “Predecessor,”) was comprised of certain consolidated entities under the common ownership of D&P Acquisitions.  References to “revenue” or “revenues” refer to revenue excluding client reimbursable expenses.  Amounts are reported in thousands, except for per share amounts, rate-per-hour, headcount or where the context requires otherwise.

Part I

Item 1.  Business.

Overview

We are a leading provider of independent financial advisory and investment banking services.  Our mission is to help our clients protect, maximize and recover value.  The foundation of our services is our ability to provide independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  We believe the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice.  With 975 experienced and credentialed client service professionals at December 31, 2008, we serve a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

We provide our services globally to a wide variety of companies who are in need of industry-leading, customized financial advice.  Our clients include publicly-traded and privately-held companies, government entities, and investment firms such as private equity firms and hedge funds.  Additionally, we maintain extensive relationships with law, accounting and investment banking firms from whom we receive referral business.

We have a collaborative culture that is based on a team approach.  This approach promotes the cross-selling of new business opportunities across practice groups and enables us to deliver the most appropriate Duff & Phelps professionals to meet a client’s needs.  In addition, our integrated, multi-disciplinary approach enables us to cross-staff our professionals across multiple service lines to better manage the utilization of our staff.  We believe that, as a result of our firm’s culture, global scale, broad service offering and strong brand name, Duff & Phelps provides an attractive career platform, which allows us to attract and retain highly qualified professionals.

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

In 2005, Duff & Phelps, LLC teamed with Lovell Minnick and Vestar Capital Partners (“Vestar”), another leading private equity firm, to acquire the Corporate Value Consulting business (“CVC”) from the Standard & Poor’s division of The McGraw-Hill Companies, Inc. (“McGraw-Hill”).  CVC was formed in the 1970s, initially as part of the financial advisory service groups of Price Waterhouse and Coopers & Lybrand.  These practices were combined in 1998 when Price Waterhouse merged with Coopers & Lybrand to form PricewaterhouseCoopers (“PwC”) and were subsequently acquired by McGraw-Hill in 2001, thereby establishing independence from the audit practice of PwC.  In connection with the acquisition of CVC, D&P Acquisitions was formed and Duff & Phelps, LLC became a wholly-owned subsidiary of D&P Acquisitions.  In October 2006, D&P Acquisitions acquired Chanin Capital Partners, LLC (“Chanin”), an independent specialty investment bank providing restructuring advisory services.

The Company was incorporated on April 23, 2007 as a holding company for the purpose of facilitating the IPO and to become the sole managing member of D&P Acquisitions.  In connection with the IPO, the Company sold 9,545 shares of Class A common stock.  The IPO closed on October 3, 2007 and the Company began consolidating the results of D&P Acquisitions.

On September 1, 2007, the Company entered into a stock purchase agreement with Shinsei Bank, Limited (“Shinsei”), a Japanese corporation, pursuant to which the Company agreed to sell to Shinsei 3,375 shares of Class A common stock for $54,236 (the “Shinsei Investment”).

The IPO, together with the Shinsei Investment, resulted in the issuance by the Company of 12,920 shares of Class A common stock and net proceeds to the Company of $186,718.  D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140,500 of New Class A Units (as defined and described below) held by existing unitholders of D&P Acquisitions, used $35,000 to repay borrowings and used approximately $11,200 for general corporate purposes.

As a result of the IPO and the Recapitalization Transactions (as defined and described below), the Company became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business.  Accordingly, although the Company has a minority economic interest in D&P Acquisitions (41.3% as of December 31, 2008), the Company has sole voting power (100%) and controls the management of D&P Acquisitions.  Immediately prior to the closing of the IPO, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).  The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called “New Class A Units.”  The holders of New Class A Units also own one share of the Company’s Class B common stock for each New Class A Unit.  The New Class A Units are exchangeable pursuant to an exchange agreement on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock are cancelled.

2008 Developments

General developments during 2008 included the following:

•                      The unprecedented economic environment, especially the dislocation of the credit markets and the financial services industry, continued to present us with opportunities and challenges.  While our service offerings that are generally correlated to the volume of M&A transactions continued to experience reduced demand, growth in other business units offset this reduction in 2008 with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be counter-cyclical include our global restructuring services, dispute consulting, and goodwill impairment testing in conjunction with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Services we believe to be non-cyclical include portfolio valuations; financial engineering; transfer pricing; and tax services.  We believe that revenue and earnings growth for the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues in this uncertain economic environment.

•                      The secular trends driving opportunities for our services also continued in 2008.  These trends include the need for greater transparency, the application of fair value accounting, demands for independence and a greater level of corporate restructurings.  The current economic environment underscores the benefits of these drivers of our business.  In addition, the emerging global regulatory and accounting landscape continues to present opportunities for us to help our clients navigate through complex issues relating to valuation and objective presentation of value on their financial statements.

•                      In 2008, our revenue increased to $381,476, or 11.8%, from a combination of organic growth and acquisitions, compared to $341,158 in 2007.  Revenues attributable to the Financial Advisory segment increased by 19.3%, partially offset by a 12.0% decrease in revenues from our Investment Banking segment.  Revenue growth attributable to our Financial Advisory segment was driven by demand from the Corporate Finance Consulting, Tax Services, and Dispute and Legal Management Consulting business units throughout the year, and to a lesser extent Valuation Advisory during the first half of the year.  Our Investment Banking segment was impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions and a decline in revenue.

•                      For the quarter ended December 31, 2008, our revenues were $94,208, compared to $92,708 of revenues in the quarter ended December 31, 2007.  Revenues attributable to the Financial Advisory segment increased by 4.1%, partially offset by a 6.8% decrease in revenues from our Investment Banking segment.  Growth attributable to our Financial Advisory segment was driven by our Corporate Finance Consulting, Tax Services, and Dispute & Legal business units.  Revenue from our Valuation Advisory business unit decreased as a result of reduced demand for fixed asset/real estate valuations and financial reporting, primarily purchase price allocations related to SFAS No. 141, Business Combinations (“SFAS 141”).  Our Investment Banking segment was impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions and a decrease in revenue.

However, this decrease was partially offset by an increase in revenues from our Global Restructuring Advisory business unit from a higher number of restructuring engagements during the fourth quarter.

•                      For the quarter ended December 31, 2008, our revenues were $94,208, compared to $96,314 of revenues in the quarter ended September 30, 2008.  Revenues attributable to the Financial Advisory segment decreased sequentially by 6.9%, partially offset by a 21.3% sequential increase in revenues from our Investment Banking segment.  Our Financial Advisory segment was impacted by the current economic environment which impacted revenue from these services.  Growth from our Investment Banking segment benefited from an increase in our transaction opinions and restructuring businesses.

•                     Our number of client service professionals increased by 131 from 844 at December 31, 2007 to 975 at December 31, 2008.  Our number of client service managing directors increased by 38 from 130 at December 31, 2007 to 168 at December 31, 2008.

•                      We expanded the business through targeted acquisitions that strengthen our core services:

Effective
Date	Acquisition	Description

8/8/08	Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group)	Financial consulting firm that specializes in intellectual property dispute support and expert testimony.

7/31/08	Kane Reece Associates, Inc.	Valuation, management and technical consulting firm with a focus on the communications, entertainment and media industries.

7/15/08	World Tax Service US, LLC	Tax advisory firm focused on the delivery of specialized international and domestic tax services.

4/11/08	Dubinsky & Company, P.C.	Washington, D.C. metro based specialty consulting firm primarily primarily focused on litigation support and forensic services.

10/31/07	Rash & Associates, LP	Nationwide provider of property tax management services.

•                     We increased our global restructuring capability by adding experienced restructuring professionals in Paris, including three managing directors.

•                      We had $81,381 of cash and $42,972 of debt at December 31, 2008.  In addition, we amended our credit agreement to increase, among other things, our flexibility and capacity to complete strategic acquisitions.

Overview of Our Services

We provide our services through our Financial Advisory and Investment Banking segments.  Revenues and operating income by segment are reported in Note 17 of the Notes to the Consolidated Financial Statements and incorporated herein by reference.  Segment revenues as a percentage of total revenues excluding reimbursable expenses are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Financial Advisory	81%	76%	77%
Investment Banking	19%	24%	23%
	100%	100%	100%

Our Financial Advisory segment provides valuation advisory, corporate finance consulting, tax, and dispute and legal management consulting services.  We believe our services help our clients effectively navigate through increasingly complex financial, accounting, tax, regulatory and legal issues.  Our Investment Banking segment provides mergers and acquisitions (“M&A”) advisory services, transaction opinions and global restructuring advisory services.  Through these services we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

The Financial Advisory and Investment Banking segments serve a broad base of clients and work collaboratively to identify and capture new business opportunities.  The services we offer within these segments are often complementary, which presents opportunities for us to cross-sell related services and, we believe, increase our relevance to our clients.  In addition, our client service professionals possess core financial and valuation skill sets that are highly portable within operating segments, facilitating the sharing of resources across the organization.  Revenues, operating profit and the presentation of certain other financial information by segment is summarized and discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Effective January 1, 2009 and in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we changed the structure of our internal organization in a manner that causes the composition of our reportable segments to change.  In order to align our segment reporting with the focus of our business in 2009 and beyond, the Corporate Finance Consulting business, currently part of Financial Advisory, will become a stand-alone segment.  Corporate Finance Consulting is further described in the following section.

Financial Advisory

The foundation of our Financial Advisory segment is our core competency in making highly technical and complex assessments of value.  We believe we are one of the leading independent valuation services firms in the world.  Our Financial Advisory segment provides our clients with valuation advisory, corporate finance consulting, tax services, and dispute and legal management consulting services delivered by client service professionals who possess highly specialized skills in finance, valuation, accounting and tax.  We typically price these services based on our assessment of the hours required to deliver the work and the billing rates of the client service professionals assigned to the project.

Valuation Advisory

Financial Reporting.  We believe we are a leading independent provider of valuation services for financial reporting.  We provide objective and independent valuation reports that allow our clients to meet important regulatory, market and fiduciary requirements.  Our finance and accounting expertise, combined with our use and development of sophisticated valuation methodologies, fulfill even the most complex financial reporting requirements.  Examples of the financial reporting services we offer include:  SFAS No. 141(R), Business Combinations (“SFAS 141(R)”); SFAS 142; valuations used in conjunction with purchase price allocation and periodic impairment testing; valuations for compensations related to SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”); “cheap stock” valuation; and fresh start accounting for companies emerging from Chapter 11 bankruptcy.  The acute sensitivity of our clients at the highest levels of the organization to the quality and transparency of the financial information they present to their investors results in strong customer loyalty, which often leads to repeat client engagements and creates an established entry point for the delivery of additional services.

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

Tax Valuation.  We specialize in tax valuations and related advisory services when tax laws and regulations stipulate that a valuation is required or when assistance is needed to implement a client’s tax strategies.  We offer tax valuation and advisory services for a variety of transaction-related, compliance and planning purposes, including taxable reorganizations; purchase price allocations; inventory, fixed asset, intangible asset and goodwill valuations; net operating loss and built-in gains analyses; and estate and gift taxes.  We have the expertise and testimony experience to defend our work and our clients’ valuation positions in regulatory inquiries.  We have advised staff and members of the U.S. Senate Finance Committee, the U.S. House Ways and Means Committee and the Joint Committee on Taxation on tax valuation and related legislative matters.

Corporate Finance Consulting

Portfolio Valuation.  Our portfolio valuation client service professionals specialize in valuing the investment portfolios of our private equity and hedge fund clients.  The majority of these portfolios are comprised of illiquid or restricted securities, including secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, as well as other derivative securities.  Similar to our corporate clients, our private equity and hedge fund clients are under intense scrutiny regarding their fiduciary duties to their investors, which has prompted many of these firms to obtain outside assurances on the valuations of their investment portfolios.  Conflict of interest considerations typically prevent any accounting firm which has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio.  As a result, we typically do not compete with large accounting firms, such as the four largest international accounting firms (the “Big Four”), in providing these services.  We typically deliver these services on a recurring, quarterly basis.  We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenues in this practice group and increase our brand equity and recognition among private equity firms and hedge funds.

Financial Engineering.  New financial processes and sophisticated quantitative models are transforming the way investors analyze and manage risk, price financial instruments and evaluate business strategies.  Our financial engineering practice provides the models investors use, including models that value alternative and derivative instruments, to enhance their ability to identify, control, diversify, mitigate and exploit risk.  Financial engineering analyses and valuations can be used to support financial reporting, tax planning, risk management, securities design and investment decision making.  We draw upon the latest developments in finance theory, mathematics and computer science to design and evaluate financial instruments that help achieve investors’ goals.  Financial engineering services include auction rate securities valuation; derivatives valuations pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; alternative assets valuations pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”); and valuations for employee stock options and incentives pursuant to SFAS 123(R).

Due Diligence.  We provide buy-side and sell-side due diligence services to private equity and strategic buyers.  Our professionals assist with the accounting, financial, commercial, operational, tax and information technology aspects of the due diligence process by developing and executing a due diligence plan that focuses on the key value drivers and risks that are critical to our clients’ investment or divestiture decision.  We believe our independence provides us with a competitive advantage over the Big Four accounting firms and allows us to provide a broader and deeper array of services to our clients.  We believe our ability to collaborate across our practice areas creates a more efficient transaction process for our clients, giving us a distinct competitive advantage.  We also provide advisory post-transaction services.  These services include interim financial management (CFO, controller, etc.), working capital and cash flow analysis/forecasts, performance analysis and benchmarking, and lender analysis and covenant reviews.  We believe these services enable our clients to obtain further transparency into their investment portfolio and enhance their ability to proactively make investment lifecycle decisions.

Strategic Value Advisory.  Our strategic value advisory practice advises management and boards of directors of companies that are evaluating strategic alternatives, looking to raise capital, or considering mergers, acquisitions, joint ventures or divestitures.  We also help companies address profitability and operational issues and we advise companies with a need to allocate limited capital.  We believe that we assist clients in understanding and maximizing value by applying industry experience, know-how in corporate finance and capital markets, accepted valuation methods and powerful tools and analysis.  We also provide financial projection services, developing and reviewing financial projections for transaction and operational purposes, and we develop technically sophisticated mathematical models where required to assist clients in solving critical and complex business problems.

Business Modeling Advisory.  Our business modeling team is comprised of professionals with deep experience in building and reviewing transaction and non-transaction-based spreadsheet models.  We apply technical expertise and best practice methodologies to deliver robust, flexible and transparent financial models used by our clients’ to analyze and support strategic and tactical business decisions.  Our model build service is typically used for strategic planning and options analysis, M&A and buyout transactions, project finance and public-private-partnership transactions, post-transaction integration analysis, evaluating divestitures or business restructurings, liquidity planning, working capital analysis and profitability analysis.  We also perform tailored independent reviews and audits of spreadsheet-based financial models, ranging from limited scope “health checks” to full scope opinions.

Tax Services

Transfer Pricing.  Transfer pricing is a significant international tax issue facing multi-national companies.  Most tax authorities require comprehensive transfer pricing documentation and have other compliance requirements, and impose severe penalties for failure to comply.  Furthermore, transfer pricing presents significant tax optimization opportunities for multi-national companies.  We provide a full scope of transfer pricing services to ensure that inter-company transactions comply with required arm’s-lengths standards, as well as create the contemporaneous documentation to support global compliance requirements.

State & Local Tax Services.  We provide tax valuation and consulting services for a variety of transaction-related, compliance, planning and dispute purposes.

•                      Property tax services — Property taxes are a significant recurring expense paid by companies, but one of the least understood due to the complexity of the applicable tax regulations.  We assist companies in identifying opportunities for property tax savings by reviewing their property tax assessments and liabilities.  Our services include negotiating assessment appeals, providing property tax due diligence for acquisitions, preparing studies to remove non-taxable embedded costs, obtaining property tax exemptions and providing general property tax consulting and compliance services.

•                      Business incentives advisory — State and local governments often offer valuable tax incentives in return for investments in their jurisdictions.  Whether the planned investment will create new facilities, expand or relocate operations, penetrate new markets, result in hiring additional or replacement employees, or initiate research and development activities, business incentives in the form of tax exemptions, tax credits, project grants and other tax benefits may be to be available at the state and local levels to offset some of these costs.  Our strategic geographic network of business incentives experts provides us with specialized, local knowledge of the potential business incentives available to our clients.

•                     Unclaimed property and tax risk advisory — Our professionals combine their extensive experience and technical resources to help our clients manage their unclaimed property responsibilities.  This includes performance of the following services to help clients effectively manage the reporting of unclaimed property:  audit representation and negotiation, transaction planning and M&A assistance, and outsourcing of the unclaimed property compliance process.

•                      Sales and use tax — Our sales and use tax services assist our clients in complying with their sales and use tax obligations while identifying potential opportunities to reduce costs related to these taxes.  We offer audit management through traditional approaches to manage the risk of audit assessments and potential negative adjustments while identifing potential refund opportunities.  Our extensive resources include sales and use tax compliance outsourcing through our national compliance center.  We assist companies with multi-state taxation issues, determine collection and remittance responsibilities, negotiate with state and local authorities to minimize prior liabilities if they exist, and register companies to establish proper filings with the various states.

•                      Transactional tax advisory services — Our transactional tax advisory services include due diligence and structuring; domestic tax planning; cross-border transaction structuring; global holding, financing and repatriation planning; investment fund structuring; and corporate and fund tax compliance.  We also assist clients in the identification, measurement, documentation and quantification of income tax liabilities in accordance with SFAS No. 109, Accounting for Income Taxes, and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

Dispute and Legal Management Consulting

Dispute Consulting.   We offer a broad array of dispute consulting services to corporate clients in a variety of industries.  Our professionals provide comprehensive support throughout all stages of a dispute including early case assessment, electronic discovery services, complex data management, forensic accounting and damages testimony.   Our experts have provided testimony in a variety of subject matters including bankruptcy and retrospective solvency, business insurance consulting, intellectual property disputes, commercial and shareholder litigation, forensic accounting and investigative services, and purchase price disputes.   Our clients include Fortune 500 corporations and outside counsel from the largest and most prominent law firms in the country.  Our professionals have provided testimony in arbitrations, mediations, federal and state courts and on behalf of clients involved in governmental inquiries.   In addition to the industry and forensic accounting experts which are a part of our practice, we also maintain an external network of affiliates with specialized skills whom we work with on an as-needed basis in order to provide our clients with comprehensive support.

Legal Management Consulting.   We provide various services designed to enable chief legal officers, chief compliance officers and law firms to analyze and implement strategy, operations, compliance and risk management decisions.  Legal management consulting services are matched to the specific needs of the client, and have encompassed technology and infrastructure planning, merger and acquisition integration, caseload management, compliance program implementation, intellectual asset management and strategy development.  We serve a vast array of industries including financial institutions, entertainment companies, professional service firms, energy companies, utilities, pharmaceutical, healthcare and consumer product companies.

Global Electronic Discovery and Investigations.   Our electronic discovery and investigations practice supports the efforts of both the Dispute Consulting and Legal Management Consulting practices.  Our services include computer forensic investigations and expert testimony, litigation readiness and electronic discovery cost containment consulting, complex data management and electronic discovery collection, preservation, processing, analysis, review and production of a wide variety of digital evidence types.

Investment Banking

Our Investment Banking segment focuses on providing M&A advisory services, transaction opinions and global restructuring advisory services to corporate and investor clients.  A significant portion of revenues in this segment are generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction.  As a result, revenues in this segment can be less predictable and more event-driven than revenues in our Financial Advisory segment. However, projects in this segment have the potential to generate higher revenue per client service professional, generally resulting in higher margins.

M&A Advisory Services

We provide objective valuation, structuring and negotiation services tailored to help our clients achieve their strategic goals on the best possible terms.  We have developed our expertise through hundreds of sell-side, buy-side, divestiture and capital raising assignments across a wide range of industries.  We provide our services primarily to middle-market clients, including the portfolio companies of our private equity clients, focusing primarily on transaction values ranging from $20 million to $1 billion (actual dollars).

Transaction Opinions

Our independent fairness and solvency opinions help provide boards of directors and other corporate fiduciaries with a legally defensible basis to support important corporate decisions.  Our ability to offer opinions that satisfy all constituencies, including regulators, has been developed through extensive research, detailed financial analyses and a commitment to stay current on key governance and regulatory issues.  In recent years, we believe our fairness opinion practice has benefited from an increase in the perceived standard of diligence required by boards of directors to adequately satisfy their fiduciary duties, particularly when faced with financial advisors who may have conflicts arising from the receipt of success-based transaction advisory or financing fees in conjunction with sell-side advisory assignments.  According to Thomson Financial, we were the third highest ranked provider of fairness opinions for transactions involving a U.S.-target and the thirteenth highest ranked provider of fairness opinions in the world based on number of opinions delivered in 2008.  Finally, we believe we are one of the leading financial advisors in transactions involving benefit plans, including employee stock ownership plans (“ESOPs”).  We have a strong background in resolving the unique financial, valuation, tax and structural issues involving employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and also provide recurring ERISA/ESOP valuation services for our clients on a periodic basis.

Global Restructuring Advisory

We have a global restructuring practice with a meaningful presence in the United States and Europe.  Our restructuring client service professionals provide financial restructuring advice to all constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties for clients domestically and internationally.  Our services include strategy, plan development and implementation, working capital forecasting and management, exchange offers and consent solicitations, out-of-court workouts, Chapter 11 restructurings and debtor-in-possession and exit financing advisory.  Since 1984, our restructuring advisory practice, which includes our subsidiary Chanin Capital Partners, has advised hundreds of clients in transactions valued collectively at over $230 billion (actual dollars).

Our Global Reach

Increasing our global presence remains a key strategy.  Revenue from our international locations increased  66% and 119% in 2008 and 2007, respectively.  Revenues excluding reimbursable expenses attributable to geographic area are reported in Note 17 of the Notes to the Consolidated Financial Statements, incorporated herein by reference and summarized as follows:

	Year Ended December 31,
	2008	2007	2006
United States	90%	93%	96%
Europe	9%	6%	4%
Asia	1%	1%	0%
Total revenues	100%	100%	100%

Our Clients

We have a client base that includes Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds.  Our clients operate in a broad array of industries.  The following table summarizes our global client base and the number of engagements we performed for each client:

	Approximate	Approximate
	Number of	Number of
	Clients	Engagements
2008	2,300	4,900
2007	1,900	3,800
2006	1,600	3,300

In addition, our client base included approximately 37% of S&P 500 companies in 2008.  Our top ten clients represented 8.5% of our revenues and no single client accounted for more than 1.1% of our revenues in 2008.

Our Professionals

We believe our core asset is our professional staff, their intellectual capital, their professional relationships and their dedication to providing the highest quality services to our clients.  We seek talented, motivated and detail-oriented individuals with a desire to grow in a challenging, professional and diversified work environment.  We believe individuals are attracted to us as an employer because we combine the stability, professionalism and client relationships of a large firm with the collaborative culture and conflict-free environment of a smaller, high growth firm, which enables our personnel to maximize their commercial potential and career development opportunities.

At December 31, 2008, we had 1,236 globally based personnel, consisting of 975 experienced and credentialed client service professionals, 162 internal support personnel and 99 administrative staff.  Of our 975 client service professionals, 168 were managing directors and 807 were directors, vice-presidents, senior associates and analysts.  Of the 975 client service professionals, 86% were based domestically and 14% internationally.  Most of our client service professionals have backgrounds in accounting, finance or economics.  The common elements of these skill sets enables us to readily transfer staff between service lines to better manage the utilization and career development of our client service professionals.  We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the Big Four, independent specialty consulting firms, middle market investment banks, and larger, diversified investment banks.

We consistently monitor the performance of our personnel through an annual performance management process which is designed to align performance with our business strategy, assess competency against appropriately set benchmarks and identify development needs in the context of short and long-term career aspirations.  To reward performance we have implemented a reward program which aims to aggressively differentiate compensation based on performance.  Our reward program includes  base pay, an incentive bonus and a variety of benefits.  We also aim to align our interests with those of our personnel through equity ownership programs.  Many of our senior client service professionals are subject to restrictive covenants which, in most cases, prohibit the individual from soliciting our clients for a period of two years following termination of the person’s employment with us and from soliciting our personnel for a period of two years after termination of the person’s employment.

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

Our client service professionals are encouraged to generate new business from both existing and new clients, and are rewarded with increased compensation and promotions for obtaining new business.  Many of our client service professionals have published articles in industry, business opportunities, economic and legal journals and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations.  In pursuing new business, our client service professionals emphasize Duff & Phelps’ institutional reputation and experience, while also promoting the expertise of the particular individuals who will work on the matter.  We augment the business development activities of our managing directors and other client service professionals with a centralized marketing group that provides traditional marketing services such as local advertising in business and industry periodicals, the production of marketing materials and the organization and sponsorship of seminars, trade conferences and other events.

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

Regulation

As a participant in the financial services industry, we are subject to extensive regulation in the U.S., the United Kingdom and elsewhere.  As a matter of public policy, regulatory bodies in the U.S. and foreign jurisdictions are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of and oversight by the SEC, FINRA, and other self-regulatory organizations which are themselves subject to oversight by the SEC.  As Duff & Phelps Securities, LLC is also registered to conduct business in a substantial majority of the U.S. states, the District of Columbia and Puerto Rico, state securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC.  In addition, Duff & Phelps Securities, Ltd., is registered with the Financial Services Authority in the U.K.  Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other jurisdictions in which we operate.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases and the conduct and qualifications of directors, officers and employees.  In particular, as a registered broker-dealer and member of various self-regulatory organizations, Duff & Phelps Securities, LLC is subject to the SEC’s uniform net capital rule, Rule 15c3-1.  Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form.  The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances.  Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.  Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

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

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights.  We rely upon a combination of nondisclosure and other contractual arrangements, trade secret, copyright and trademark laws to protect our proprietary rights and rights of third parties from whom we license intellectual property.  We also enter into confidentiality and intellectual property agreements with our personnel that limit the distribution of proprietary information.  We have only a limited ability to protect our important intellectual property rights.  Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Phoenix Life Insurance Company, we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A advisory services, corporate valuation, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses.  See “Risk Factors — Risks Related to Our Business.”

 Available Information

Our website address is www.duffandphelps.com.  We make available free of charge on the Investor Relations section of our website (http://ir.duffandphelps.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.  We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by our officers and directors under Section 16(a) of that Act.  Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistleblower Policy and Committee Charters are also available on our website.  We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K (whether incorporated by reference or otherwise), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.  Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Item 1A.  Risk Factors.

Risks Related to Our Business

The continued economic downturn, decline in global financial markets and other conditions beyond our control may materially and adversely affect our business, results of operations, financial condition, access to funding and the market price of our Class A common stock

The continued economic downturn, recent financial market events and other conditions beyond our control have adversely affected employment rates, commercial and consumer spending, commercial and consumer indebtedness, availability of credit, asset values, investments and liquidity, which in turn has negatively impacted certain of our customers and may lead to a decrease in demand or pricing pressure for our services.

As a financial advisory and investment banking firm, our business segments are materially affected by conditions in the global financial markets and economic conditions throughout the world.  For example, revenue generated by our M&A advisory, transaction opinions and purchase price allocation practice groups is directly related to the volume and size of the M&A transactions for which we provide services.  During periods of unfavorable market or economic conditions, the volume and size of M&A transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial advisory firms seeking such engagements.  Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions.  We have seen a reduction in demand for these services in recent periods.  Our profitability could also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

The future market and economic climate may continue to deteriorate because of many factors beyond our control, and any one of these factors may cause a substantial decline in the global financial services markets, which could result in reduced demand for our services.  These factors include, among other things, economic and political conditions in the United States and elsewhere in the world, wavering corporate/consumer confidence levels, the availability of cash for investment by mutual funds and other institutional as well as retail investors, and legislative and regulatory changes.  Beginning in July 2007, there has been a significant disruption in world financial markets, particularly in the credit markets, which has negatively impacted M&A activity, particularly among private equity buyers.  If this disruption continues, it could adversely affect our results of operations, demand for our services or pricing pressure in future periods.

Our liquidity, financial position and profitability could be adversely affected by deterioration in U.S. and international credit markets and economic conditions

Deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and, in some cases, fail.  These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers.  Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our revolving credit facility, or another financial institution, suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility.  Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing.  Furthermore, in 2008, the Company received a waiver related to certain nonfinancial covenants under the terms of its credit facility of which the Company was not in compliance.  Management believes that the Company was in compliance with all of its covenants at December 31, 2008.  However, if any covenant is violated in the future or if we need to obtain a waiver to permit us to make further investments overseas or in joint ventures (both of which are limited under our credit agreement), it may be more difficult or we may be unable to obtain a waiver given the current environment.

Our clients may be unable to pay us for our services

Our clients include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the turmoil in the credit markets.  If a client’s financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services.  On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us.  The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations.  In addition, if a client declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue and clients can terminate engagements with us at any time

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue.  Each revenue-generating engagement typically is separately solicited, awarded and negotiated.  In addition, many businesses do not routinely engage in transactions requiring our services.  As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one period are not necessarily predictive of continued high levels of revenue in future periods.  We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other firms and other causes.  As a result, our revenue could decline materially due to such changes in the volume, nature and scope of our engagements.

Further, many of our engagements depend upon transactions, disputes, or proceedings that involve our clients.  Our clients may decide at any time to abandon the transaction, resolve the dispute or proceeding or file for bankruptcy.  Our engagements can therefore terminate suddenly and without advance notice to us.  If an engagement is terminated unexpectedly, our client service professionals working on the engagement could be underutilized until we assign them to other projects.  In addition, because much of our work is project-based rather than recurring in nature, our client service professionals’ utilization depends on our ability to secure engagements on a continual basis.  Accordingly, the termination or significant reduction in the scope of a single large engagement could have an immediate adverse impact on our revenues and results of operations.

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

The investment banking industry is extremely competitive and we expect it to remain so in the future.  Most of our competitors in the investment banking industry have a greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients’ needs, greater global reach and more established relationships with their customers than we have.  These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.  In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the investment banking market.

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

Revenues from our success-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain

From time to time, primarily in our Investment Banking segment and in certain of our tax services businesses, we enter into engagement agreements under which our fees include a significant success-based component.  Success-based fees are contingent on the achievement of certain goals, such as the successful completion of a transaction or restructuring. In many cases we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring, other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer.  The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties.  For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors.  Because success-based fees are contingent, revenues on such engagements, which are recognized when all revenue recognition criteria are met, are not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year.  In the current economic environment, completing transactions is a challenge, and many have failed or been delayed, making our ability to predict revenues increasingly difficult, even late into any fiscal period.  We intend to continue to enter into success-based fee arrangements and these engagements could impact our revenues to a greater extent in the future. Should success-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our Class A common stock.

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our client service professionals

Our profitability depends to a large extent on the utilization and billing rates of our client service professionals in our Financial Advisory and recently created Corporate Finance Consulting segments.  Utilization of our client service professionals is affected by a number of factors, including, among other things, the number and size of client engagements, the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable, our ability to transition our client service professionals efficiently from completed engagements to new engagements, the hiring of additional client service professionals (because there is generally a transition period for new client service professionals that may result in a temporary drop in our utilization rate, which may be the result of restrictions imposed by non-compete or other similar agreements with the professional’s former employer), unanticipated changes in the scope of client engagements, our ability to forecast demand for our services and thereby maintain an appropriate level of client service professionals, and conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our client service professionals in our Financial Advisory and recently created Corporate Finance Consulting segments are also affected by a number of factors, including, among other things, our clients’ perception of our ability to add value through our services, the market demand for the services we provide, introduction of new services by us or our competitors, the pricing policies of our competitors and general economic conditions.  If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our professionals, our financial results could materially suffer.

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

Fees earned in connection with assignments in the bankruptcy context may be subject to challenge and reduction

From time to time we advise debtors or creditors of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts.  Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees.  Fees earned and reflected in our revenues may be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

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

Because we generate a substantial portion of our revenues from advisory services that we provide on a time-and-materials basis, our revenues in any period are directly related to the number of our client service professionals, their billing rates, and the number of billable hours they work in that period.  We have a limited ability to increase any of these factors in the short term.  Accordingly, if we underutilize our client service professionals during one part of a fiscal period, we may be unable to compensate by augmenting revenues during another part of that period.  In addition, we are occasionally unable to fully utilize any additional client service professionals that we hire, particularly in the quarter in which we hire them.  Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term.  As a result, if our revenues fail to meet our expectations in any quarter, the shortfall could have a disproportionate adverse effect on our net income.  For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

Potential conflicts of interest may preclude us from accepting some engagements

We provide our services primarily in connection with significant or complex transactions, disputes, or other matters that usually involve sensitive client information or are adversarial.  Our engagement by a client may preclude us from accepting engagements with the client’s competitors or adversaries because of conflicts, or perceived conflicts, between their business interests or positions on disputed issues or other reasons.  Accordingly, the nature of our business limits the number of both potential clients and potential engagements.  Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances.  These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of actual or perceived conflicts of interest.

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

Our intellectual property rights in our Duff & Phelps name are important, and any inability to use that name could negatively impact our ability to build brand identity

We believe that establishing, maintaining and enhancing the Duff & Phelps name is important to our business.  Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Phoenix Life Insurance Company, we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A services, corporate valuations, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses.  It is possible that we and Phoenix Duff & Phelps Corporation could disagree on whether certain types of our businesses are covered by the name use agreement.  If Phoenix Duff & Phelps Corporation were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.  In addition, if Phoenix Duff & Phelps Corporation is involved in any misconduct or illegal activity, our reputation could be negatively impacted.

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

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our restructuring advisory business’ revenue could suffer

We provide various financial restructuring and related advice to companies in financial distress or to their creditors or other stakeholders.  A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

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

Changes in laws, regulations or accounting standards may adversely affect our business

As an independent financial advisory firm, we have benefited from the enactment of the Sarbanes-Oxley Act, which substantially limits the scope of non-audit services that public accounting firms, such as the Big Four, can provide to their audit clients.  Additionally, we have benefited from increased sensitivity among investors, managers and boards to auditor conflicts, which we believe has limited the engagement of public accounting firms to perform even permissible non-audit services. However, changes in the federal securities laws, changes in judicial interpretations of these laws or less vigorous enforcement of these laws, as a result of changes in political appointments or priorities or for other reasons, or reduced sensitivity among investors, managers and boards to auditor conflicts, could substantially reduce the limitations on public accounting firms to provide non-audit services, including the services that we provide or may provide in the future.  Increased competition from accounting firms could materially adversely affect our financial condition and results of operations.  Conversely, it is possible that increased sensitivity among investors or changes in regulations could lead to limits that would adversely impact us by creating real or perceived conflicts among the various services we provide to our clients.

Further, the demand for a substantial portion of our business is generated by financial reporting requirements under U.S. Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards (“IFRS”).  For example, the demand for our purchase price allocation services is primarily driven by the requirement under SFAS 141(R) that, in a business combination, the acquiring company allocates the purchase price to individual tangible assets as well as intangible assets and liabilities, based on fair value.  Therefore, the demand for our services could decrease as a result of any future changes in accounting standards (e.g., SFAS 157 or any suspension of so-called “mark-to-market” accounting) and our financial condition and results of operation could be materially adversely affected by any future changes in accounting standards (e.g., SFAS 157).

We are subject to extensive regulation in the financial services industry

We participate in the financial services industry, and are subject to extensive regulation in the United States, the United Kingdom and elsewhere.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of FINRA.  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of, and oversight by the SEC, FINRA, and other self-regulatory organizations which are themselves subject to oversight by the SEC.  Certain state securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC.  Duff & Phelps Securities, Ltd., our subsidiary, is registered with the Financial Services Authority in the United Kingdom.  Our business may also be subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.  We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business.  Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.  In addition, as a result of highly publicized financial scandals, the environment in which we operate may be subject to further regulation.  New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business.

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

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks.  Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact.  If one or more of such events occur, this could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations.  We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Our historical financial information may not be comparable to our results for future periods

The historical financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial position and cash flows.  For example, our historical financial data does not reflect the CVC, Chanin or other acquisitions prior to the dates of such acquisitions.

Acquisitions may disrupt our operations or adversely affect our results

We regularly evaluate opportunities to acquire other businesses.  The expenses we incur evaluating and pursuing acquisitions could have a material adverse effect on our results of operations.  If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets.  Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management’s time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or coordinate managerial, operational, financial, and administrative systems including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest.

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability

We have grown significantly in recent years, increasing the number of our client service professionals from 509 at December 31, 2005 to 975 at December 31, 2008.  As we continue to increase the number of our client service professionals, we may not be able to successfully manage a significantly larger workforce.  Additionally, our significant growth has placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future.  To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and could adversely affect our profitability if we do not generate increased revenues to offset the costs.

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

Employee misconduct could harm us and is difficult to detect and deter

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years and we run the risk that employee misconduct could occur at our company.  For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm.  Our business often requires that we deal with confidences of the greatest significance to our clients, the improper use of which may have a material adverse impact on our clients.  It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases.  Any breach of our clients’ confidences as a result of employee misconduct could impair our ability to attract and retain clients.

Risks Related to Our Organization and Structure

Our only material asset is our ownership of D&P Acquisitions, and we are accordingly dependent upon distributions from D&P Acquisitions to pay dividends, if any, taxes and other expenses

The Company is a holding company and has no material assets other than its ownership of New Class A Units. The Company has no independent means of generating revenue.  We intend to cause D&P Acquisitions to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable and dividends, if any, declared by us.  To the extent that we need funds, and D&P Acquisitions is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The Company is controlled by the existing unitholders of D&P Acquisitions, whose interests may differ from those of our public stockholders

The existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, own 58.7% of the New Class A Units at December 31, 2008.  Because they hold their ownership interest in our business through D&P Acquisitions, rather than through the public company, these existing unitholders may have conflicting interests with holders of our Class A common stock.  For example, the existing unitholders of D&P Acquisitions may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement (see “Tax Receivable Agreement and Tax Distributions” in Note 1 to the Company’s Consolidated Financial Statements).  In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us.

In addition, the existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, control 58.7% of the combined voting power of our Class A and Class B common stock at December 31, 2008.  Accordingly, the existing unitholders of D&P Acquisitions, if voting in the same manner, have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs.  In addition, they are able to determine the outcome of all matters requiring shareholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company.

We are required to pay the existing unitholders of D&P Acquisitions for certain tax benefits

We are treated for U.S. federal income tax purposes as having directly purchased membership interests in D&P Acquisitions from the unitholders of New Class A Units when New Class A Units are exchanged for Class A common stock or redeemed.  As a result of our initial redemption of New Class A Units with a portion of the proceeds of the IPO and additional exchanges or redemptions of New Class A Units, we are and will be entitled to a proportionate share of D&P Acquisitions’ existing tax basis for its assets, and are and we will also become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire those units and that proportionate share.  As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

We have entered into a tax receivable agreement with the existing unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions’ tax basis in its goodwill and similar intangible assets on the date of the redemption, including any portion of that tax basis arising from its liabilities on the date of the redemption, and (ii) the tax basis adjustments referred to above.  While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions’ assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the redemption and future exchanges, and the amount and timing of our income, we expect that during the anticipated term of the tax receivable agreement, the payments that we may make to the existing unitholders of D&P Acquisitions could be substantial. Payments under the tax receivable agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement.  In addition, the tax receivable agreement will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

Were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, the existing unitholders of D&P Acquisitions will not reimburse us for any payments that may previously have been made under the tax receivable agreement, except that excess payments made to an existing unitholder are netted against payments otherwise to be made, if any, after our determination of such excess.  As a result, in certain circumstances we could make payments to the existing unitholders of D&P Acquisitions under the tax receivable agreement in excess of our cash tax savings.  Our ability to achieve benefits from any tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Lovell Minnick and Vestar

Lovell Minnick and Vestar and their affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business.  Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and Lovell Minnick and Vestar, on the other hand.  As set forth in our amended and restated certificate of incorporation, neither Lovell Minnick nor Vestar, nor any director, officer, stockholder, member, manager or employee of Lovell Minnick or Vestar has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.  Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of Lovell Minnick or Vestar may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us.  These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Lovell Minnick or Vestar to themselves or their other affiliates instead of to us.  The above provision shall automatically, without any need for any action by us, be terminated and void at such time as Lovell Minnick and Vestar (together with their affiliates), whose ownership interests shall be counted together as a group, own less than 20% of our outstanding Class A common stock on a fully exchanged basis.  As of December 31, 2008, Lovell Minnick and its affiliates owned approximately 15.5% of our Class A common stock and Vestar and its affiliates beneficially owned approximately 18.5% of our Class A common stock on a fully exchanged basis.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders

The market price of our Class A common stock has been highly volatile and could be subject to wide fluctuations in the future.  In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur.  If the market price of our Class A common stock declines significantly, stockholders may be unable to sell their Class A common stock at or above their purchase price, if at all.  We cannot make any assertions that the market price of our Class A common stock will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include: variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies;

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

The existing unitholders of D&P Acquisitions have entered into an exchange agreement with D&P Acquisitions under which, from time to time, typically once a quarter, they will have the right to exchange with D&P Acquisitions their New Class A Units for shares of our Class A common stock on a one-for-one basis, subject to notice requirements and minimum retained ownership requirements, and subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange agreement generally provides that (i) certain of our existing unitholders, including Vestar and Lovell Minnick, may currently elect to exchange with D&P Acquisitions 100% of their New Class A Units into shares of our Class A common stock; (ii) our executive unitholders may currently elect to exchange with D&P Acquisitions up to 20% of their New Class A Units into shares of our Class A common stock, may elect to exchange up to 40% of such New Class A Units after September 28, 2009, 60% of such New Class A Units after September 28, 2010, and 100% of such New Class A Units after September 28, 2011, subject to the notice requirement; and (iii) our non-executive unitholders may currently elect to exchange with D&P Acquisitions up to one-third of their New Class A Units into shares of our Class A common stock, may elect to exchange up to two-thirds of such New Class A Units after September 28, 2009, and 100% of such New Class A Units after September 28, 2010, subject to the notice requirements.  The existing unitholders of D&P Acquisitions hold 58.7% of New Class A Units at December 31, 2008, all of which will be potentially exchangeable with D&P Acquisitions for shares of our Class A common stock. These shares of Class A common stock and the shares of Class A common stock purchased by Shinsei in the Shinsei Investment, are “restricted securities,” as defined in Rule 144 of the Securities Act of 1933, as amended (“Rule 144”).  We entered into a registration rights agreement with certain unitholders of D&P Acquisitions and Shinsei that requires us, under certain circumstances, to register these shares of Class A common stock under the Securities Act of 1933, as amended (“Securities Act”).

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act and the New York Stock Exchange rules promulgated in response to the Sarbanes-Oxley Act.  The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

We currently have leased offices located in 24 cities across the U.S., Europe and Asia.  Our current principal executive office, which we occupied commencing in June 2007, is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023.  Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in many of our practice groups and in both reporting segments.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of the Company’s Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “DUF.”  The initial public offering price was $16.00 per share.  At the close of business on January 31, 2009, there were 362 Class A common stockholders of record.  A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Class A common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since September 28, 2007, the date that our Class A common stock began trading on the NYSE:

	Sales Price
	High	Low
Year Ended December 31, 2008
Fourth Quarter	$21.16	$8.01
Third Quarter	22.76	14.84
Second Quarter	19.41	15.00
First Quarter	19.98	10.62

Year Ended December 31, 2007
Fourth Quarter	$22.19	$17.00
Third Quarter (since September 28, 2007)	18.90	17.00

Exchange of New Class A Units to Class A Common Stock

New Class A Units are exchangeable on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock are cancelled.  In December 2008, 69 New Class A Units were exchanged for 69 shares of Class A common stock and 69 shares of Class B common stock were cancelled in a transaction exempt from registration under Section 4(2) of the Securities Act.  We received no consideration in connection with the exchange.

Dividend Policy

We have not paid any cash dividends.  Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans at December 31, 2008.  All equity compensation plans have been approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2007 Omnibus Stock Plan(1)	3,337	$16.00	2,797

(1)          Includes common stock issuable upon the exercise of 1,997 outstanding options and the vesting of 1,340 shares of restricted stock granted under our 2007 Omnibus Stock Plan.  The weighted average exercise price shown relates solely to the options granted. The restricted stock awards issued, by their nature, have no exercise price.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company’s Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of seven companies that includes:  CRA International, Inc.;  Evercore Partners, Inc.;  FTI Consulting, Inc.;  Greenhill & Company, Inc.;  Huron Consulting Group, Inc.;  LECG Corporation;  and Navigant Consulting, Inc.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the peer group, and the index on September 28, 2007 and its relative performance is tracked through December 31, 2008.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08
Duff & Phelps Corporation	$100.00	$115.53	$108.39	$107.25	$100.76	$83.38	$98.04	$98.47
Russell 2000	100.00	102.87	95.48	95.42	88.92	85.62	85.98	89.58
Peer Group	100.00	108.60	108.50	111.82	100.56	103.44	107.99	102.97

	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08
Duff & Phelps Corporation	$88.83	$90.25	$93.68	$112.21	$114.60	$103.54	$62.67	$104.20
Russell 2000	93.69	86.48	89.68	92.92	85.52	67.73	59.72	63.18
Peer Group	101.20	101.13	107.44	113.64	114.10	96.53	96.24	90.16

Item 6.    Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented.  For more information on our historical financial information and Adjusted EBITDA, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplemental Data.”

Consolidated Statements of Operations

(In thousands, except per share data)

	Successor		Predecessor				Initial Predecessor(1)
		Period from	Period from			Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended	Year Ended	March 15 to	January 1 to
	December 31,	December 31,	October 3,	December 31,	December 31,	December 31,	March 14,
	2008(2)	2007(3)	2007	2006(4)	2005(5)	2004	2004

Revenues	$381,476	$87,883	$253,275	$246,742	$73,926	$24,995	$3,881
Reimbursable expenses	10,546	2,824	9,946	12,526	4,313	1,339	272
Total revenues	392,022	90,707	263,221	259,268	78,239	26,334	4,153

Direct client service costs
Compensation and benefits(6)	216,137	71,141	158,748	146,926	44,387	15,545	2,861
Other direct client service costs	8,224	1,440	2,307	1,034	145	267	19
Acquisition retention expenses	793	217	2,035	6,003	11,695	—	—
Reimbursable expenses	10,623	2,586	10,079	12,685	4,541	1,339	272
	235,777	75,384	173,169	166,648	60,768	17,151	3,152

Operating expenses
Selling, general and adminitrative(7)	108,312	25,308	70,946	68,606	22,246	5,212	1,466
Depreciation and amortization	9,816	2,384	6,754	7,702	3,186	1,237	113
Merger and acquisition costs	—	—	—	—	2,138	—	—
	118,128	27,692	77,700	76,308	27,570	6,449	1,579

Operating income/(loss)	38,117	(12,369)	12,352	16,312	(10,099)	2,734	(578)

Other expense/(income)
Interest income	(668)	(763)	(1,306)	(556)	(137)	(43)	(3)
Interest expense	3,475	1,426	5,494	5,911	1,661	299	31
Other expense/(income)	398	369	215	(243)	542	—	—
	3,205	1,032	4,403	5,112	2,066	256	28

Income/(loss) before non-controlling interest and income taxes	34,912	(13,401)	7,949	11,200	(12,165)	2,478	(606)

Non-controlling interest	19,068	(8,225)	—	—	—	—	—
Provision for income taxes	10,619	1,176	1,051	701	330	63	12

Net income/(loss)	$5,225	$(6,352)	$6,898	$10,499	$(12,495)	$2,415	$(618)

Net income/(loss) per share of Class A common stock
Basic	$0.40	$(0.49)
Diluted	$0.39	$(0.49)

Adjusted EBITDA(8)	$73,632	$16,374	$52,569	$44,051	$10,836	$3,971	$(465)

Consolidated Balance Sheet Data

(In thousands)

	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$81,381	$90,243	$59,132	$12,134	$12,282
Total assets	416,197	404,513	268,031	181,292	30,591
Current and long-term debt	42,972	43,181	77,997	48,750	8,570
Total liabilities	178,438	223,030	174,013	97,176	17,241
Non-controlling interest	137,630	111,979	—	—	—
Total redeemable units	—	—	91,973	92,053	—
Total unitholders’ equity/(deficit)	—	—	2,045	(7,937)	13,350
Total stockholders’ equity	100,129	69,504	—	—	—

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

(2)          Includes the results of Dubinsky & Company, P.C. (“Dubinsky”) from April 11, 2008; World Tax Service US, LLC (“WTS”) from July 15, 2008; Kane Reece Associates, Inc. (“Kane Reece”) from July 31, 2008; and Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group) (“Lumin”) from August 8, 2008.

(3)          Includes the results of Rash & Associates, L.P. (“Rash”) from October 31, 2007.

(4)          Includes the results of Chanin from October 31, 2006.

(5)          Includes the results of CVC from September 30, 2005.

(6)          Includes $20,537 of equity-based compensation for the year ended December 31, 2008; $23,806 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $23,187 for the period from January 1 to October 3, 2007; and $10,244 and $2,113 for the years ended December 31, 2006 and 2005, respectively.

(7)          Includes $10,803 of equity-based compensation for the year ended December 31, 2008; $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $8,241 for the period from January 1 to October 3, 2007; and $3,790 and $1,803 for the years ended December 31, 2006 and 2005, respectively.

(8)          Adjusted EBITDA is a non-GAAP financial measure.  See following reconciliation:

Adjusted EBITDA Reconciliation

(In thousands)

							Initial
	Successor		Predecessor				Predecessor
		Period from	Period from			Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended	Year Ended	March 15 to	January 1 to
	December 31,	December 31,	October 3,	December 31,	December 31,	December 31,	March 14,
	2008	2007	2007	2006	2005	2004	2004

Net income/(loss)	$5,225	$(6,352)	$6,898	$10,499	$(12,495)	2,415	(618)
Provision for income taxes	10,619	1,176	1,051	701	330	63	12
Non-controlling interest	19,068	(8,225)	—	—	—	—	—
Other expense, net	3,205	1,032	4,403	5,112	2,066	256	28
Depreciation and amortization	9,816	2,384	6,754	7,702	3,186	1,237	113
Acquisition retention expenses	793	217	2,035	6,003	11,695	—	—
Equity-based compensation associated with legacy units and IPO Options	24,906	26,142	31,428	14,034	3,916	—	—
Merger and acquisition costs	—	—	—	—	2,138	—	—

Adjusted EBITDA(1)	$73,632	$16,374	$52,569	$44,051	$10,836	$3,971	$(465)

(1)          Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the legacy units a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”), (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

                        Given the level of acquisition activity during the Predecessor period, and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in Successor periods) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

                        Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with legacy units of D&P Acquisitions, and IPO Options included in compensation and benefits, (g) equity-based compensation associated with legacy units of D&P Acquisitions and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) non-controlling interest.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following results of operations, analysis and discussion present an aggregation of certain periods to help provide a full-year presentation of our results for comparability purposes.  These aggregated results are a non-GAAP financial measure.  For example, the Predecessor period from January 1 to October 3, 2007 (pre-IPO) is combined with the Successor period from October 4 to December 31, 2007 (post-IPO) to present results for the year ended December 31, 2007 (collectively, “Aggregated” or “year ended December 31, 2007”).  Management reviews aggregated results when it analyzes operating trends and results.  These combined results should not be used in isolation or substitution of Predecessor and Successor results reported separately.

The unprecedented economic environment, especially the dislocation of the credit markets and the financial services industry, continues to present us with opportunities and challenges.  While our service offerings that are generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units offset this reduction in 2008 with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be counter-cyclical include our global restructuring services, dispute consulting, and goodwill impairment testing in conjunction with SFAS 142.  Services we believe to be non-cyclical include portfolio valuations; financial engineering; transfer pricing; and tax services.  We believe that revenue and earnings growth for the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues in this uncertain economic environment.

Revenues

We generate revenues from financial advisory and investment banking services.  We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis.  We recognize revenues when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured.  Our accounting of revenues is further detailed in our Critical Accounting Policies following this section.

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

We operate in a highly competitive environment where there are limited long-term contracted sources of revenue, each revenue-generating engagement is separately awarded and negotiated.  While we believe that we have achieved long and stable client relationships by providing outstanding service, attracting leaders in each industry and integrating ourselves with our clients’ existing audit and other service providers, our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually.  We gain new clients through our business development initiatives, through recruiting additional senior client service professionals who bring with them client relationships and through referrals from executives, directors, attorneys, accountants, private equity and hedge fund professionals and other parties with whom we have relationships.  We may also lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other firms and other causes.  The financial advisory and investment banking industries are highly competitive and we may not be able to compete effectively.

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

Direct Client Service Costs

Compensation and Benefits

Our most significant expenses are costs classified as direct client service costs.  These direct client service costs include salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for client service professionals.  During 2008 and 2007, we have accrued performance bonuses based on actual performance and client service gross margin targets in each period for our Financial Advisory and Investment Banking segments.  During 2006, we accrued performance bonuses based on forecasts for the full year, as adjusted from time to time, without giving effect to actual performance in the reported period.  As such, derivation of compensation and benefits may not be comparable for intra-year periods between years.

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

Acquisition Retention Expenses

We also incurred compensation expense in connection with deferred payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.  The offers of employment to these employees included retention payments of $9,800 paid in November 2005 and $11,400 payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by us as of the anniversary date.

We recognized the expenses associated with these payments on a graded-tranche basis, whereby the first anniversary payment was recognized over the first 12 months since the CVC acquisition, the second anniversary payment was recognized over the first 24 months since the CVC acquisition, and the third anniversary payment was recognized over the 36-month period since the CVC acquisition, adjusted for any terminations that may result in an accelerated payment.  We paid a total of $3,241 and $3,339 to such employees for the years ended December 31, 2008 and 2007, respectively.  The final payments were made in 2008.

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

Equity-Based Compensation

We account for equity-based compensation in accordance with SFAS 123(R), effective January 1, 2005.  Prior to that time, we accounted for equity-based compensation under APB 25.  Equity-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate.  It is recognized over the requisite service period using the accelerated method of amortization as described in SFAS 123(R) for grants with graded vesting or using the straight-line method for grants with cliff vesting.  The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards.  If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.  Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Direct client service costs and selling, general and administrative expenses include equity-based compensation with respect to (a) grants of legacy units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions, (b) IPO Options and (c) restricted stock awards issued in connection with our ongoing long-term compensation program (“Ongoing RSAs”).

Information with respect to the equity compensation expense by equity award is set forth in the table below:

Summary of Equity Based Compensation Expense

(In thousands)

	Successor			Aggregated(1)			Predecessor
	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$13,056	$5,519	$18,575	$45,762	$10,052	$55,814	$10,244	$3,790	$14,034
IPO Options	4,386	1,945	6,331	1,209	547	1,756	—	—	—
Ongoing RSAs	3,095	3,339	6,434	22	498	520	—	—	—
Total	$20,537	$10,803	$31,340	$46,993	$11,097	$58,090	$10,244	$3,790	$14,034

(1)          Aggregated results are calculated as follows:

	Aggregated			Successor			Predecessor
	(a) + (b)			(a)			(b)
				Period from			Period from
	Year Ended			October 4 to			January 1 to
	December 31, 2007			December 31, 2007			October 3, 2007
	Client Service	SG&A	Total	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$45,762	$10,052	$55,814	$22,575	$1,811	$24,386	$23,187	$8,241	$31,428
IPO Options	1,209	547	1,756	1,209	547	1,756	—	—	—
Ongoing RSAs	22	498	520	22	498	520	—	—	—
Total	$46,993	$11,097	$58,090	$23,806	$2,856	$26,662	$23,187	$8,241	$31,428

Legacy Units

We have accounted for equity-based compensation for the legacy units granted prior to the IPO in accordance with the fair value provisions of SFAS 123(R) for the three years ended December 31, 2008.  For the three years ended December 31, 2008, principles of option pricing theory were used to calculate the fair value of the subject grants.  Under this methodology, periodic business enterprise valuations of D&P Acquisitions were performed.  The business enterprise valuations were determined by various methodologies including the discounted future earnings method, the merger and acquisition method, and the guideline public company method, on a weighted and blended basis.  The various classes of legacy units of D&P Acquisitions were then modeled as call options with distinct claims on the assets of D&P Acquisitions.  The characteristics of the legacy unit classes, as determined in the D&P Acquisitions’ limited liability company agreement and unit grant agreements, determine the uniqueness of each unit’s claim on D&P Acquisitions’ assets relative to each other and the other components of D&P Acquisitions’ capital structure.  Periodic valuations were performed during 2006 and at March 31, 2007, June 30, 2007 and the date of the IPO, in order to properly recognize equity-based compensation.  Following the completion date of the IPO on October 3, 2007, the New Class A Units of which the legacy units were converted into are no longer subject to repurchase provisions, and as such, liability accounting for such legacy units is no longer applied.

IPO Options and Ongoing Restricted Stock Awards

In connection with the IPO, the Company adopted the 2007 Omnibus Stock Plan (“Omnibus Plan”), which replaced the Company’s then existing equity plans for grants of share-based awards.  The Omnibus Plan permits the grant of stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to our Class A common stock, or any combination of these.  This plan is administered by the Compensation Committee of our Board of Directors.

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

Restricted stock awards and restricted stock units are granted as a form of incentive compensation.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

Tax Receivable Agreement and Tax Distributions

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions’ tax basis for its assets.   Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of D&P Acquisitions Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the exchange agreement) will be adjusted based upon the amount that the Company has paid for that portion of its D&P Acquisitions’ Units.

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions’ goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  In 2008, the Company made payments to the unitholders of D&P Acquisitions, not including the Company, totaling $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

        As a member of D&P Acquisitions, the Company will incur U.S. federal, state and local income taxes on its allocable share of any net taxable income of D&P Acquisitions.  As authorized by the 3rd Amended and Restated LLC Agreement of D&P Acquisitions (“3rd LLC Agreement”), the Company intends to cause D&P Acquisitions to continue to distribute cash, generally, on a pro rata basis, to its members at least to the extent necessary to provide funds to pay the members’ tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  D&P Acquisitions made aggregate distributions to members, not including the Company, of $9,752 and $28,949 during the years ended December 31, 2008 and 2007, with respect to estimated taxable income for 2007 and 2006, respectively.  In January 2009, the Company made a distribution to members, not including the Company, totaling $8,651, with respect to estimated taxable income for 2008.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

Recent Acquisitions

The following table summarizes the Company’s recent acquisitions:

Effective
Date	Acquisition	Description

8/8/08	Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group)	Financial consulting firm that specializes in intellectual property dispute support and expert testimony.

7/31/08	Kane Reece Associates, Inc.	Valuation, management and technical consulting firm with a focus on the communications, entertainment and media industries.

7/15/08	World Tax Service US, LLC	Tax advisory firm focused on the delivery of sophisticated international and domestic tax services.

4/11/08	Dubinsky & Company, P.C.	Washington, D.C. metro based specialty consulting primarily focused on litigation support and forensic services.

10/31/07	Rash & Associates, L.P.	Nationwide provider of property tax management services.

The purchase price of each of these acquisitions was immaterial to the Company’s consolidated financial statements, both individually and in the aggregate.  Each of these acquisitions operates as part of the Financial Advisory segment.

Chanin Capital Partners LLC

On October 31, 2006, D&P Acquisitions acquired the limited liability company units of Chanin, an investment bank providing restructuring advisory, merger & acquisition and corporate finance services.  We believe the acquisition of Chanin diversified the Company’s revenue base and enabled us to expand our service offering to include financial restructuring advice to constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties.

The purchase price totaled $21,186 and consisted of cash, the issuance of legacy units of D&P Acquisitions, earn-out payments and professional fees.  The earn-out payments totaled $3,463 for the annual period ended on October 31, 2007.  No earn-out was earned for the annual period ended on October 31, 2008.  The sellers are eligible for one remaining earn-out payment of up to $5,000 for the annual period ending on October 31, 2009.

Standard & Poor’s Corporate Value Consulting

On September 30, 2005, D&P Acquisitions acquired substantially all of the assets and assumed certain liabilities of CVC. The total cash purchase price was $118,667.  In connection with the acquisition, we extended offers of employment to substantially all of the employees of CVC.   The offers of employment to the client service professionals included retention payments of $9,800 paid in November 2005 and $11,400 payable in installments of one third on each of the first three anniversary dates of the transaction through September 30, 2008 under the condition that the individuals are still employed by us at the anniversary date.  The final retention payments were made as of September 30, 2008.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The notes to our consolidated financial statements include disclosure of our significant accounting policies.  We review our financial reporting and disclosure practices and accounting policies periodically to ensure that our financial reporting and disclosures provide accurate information relative to the current economic and business environment.

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

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results.  While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical.  These critical policies relate to revenue recognition, accounts receivable and allowance for doubtful accounts, goodwill and other intangible assets, acquisition accounting, accounting for equity-based compensation and income taxes.

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

We have engagements for which the revenues are contingent on successful completion of the project.  Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured.  Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered.  Revenues from restructuring advisory engagements that are performed with respect to cases in bankruptcy court are typically recognized one or two months in arrears from the month in which the services were performed unless there are objections and/or holdbacks mandated by court instructions.  Costs related to these engagements are expensed as incurred.

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

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.  To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

Historically, our actual losses and credits have been consistent with these allowances.  As a percentage of gross accounts receivable, our accounts receivable allowances totaled 3.0% and 4.0% at December 31, 2008 and December 31, 2007, respectively.  As of December 31, 2008, a one-percentage point deviation in uncollectible accounts receivable would have resulted in an increase or decrease in the allowance and bad debt expense or revenue adjustment of $576.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of SFAS 142, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.  An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.  Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2008 and determined that no impairment of goodwill existed as of that date.  We have considered the overall economic environment and other factors related to potential impairment subsequent to October 1, 2008 through the date hereof and concluded that no indications of impairment have arisen.

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

Acquisition Accounting

Acquisitions were accounted for using the purchase method of accounting in accordance with SFAS 141.  SFAS 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations and other studies.  In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations.  SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions, including changes in the accounting for contingent consideration.  This standard is effective for business combinations for which the acquisition date is on or after the beginning of the first fiscal period beginning on or after December 15, 2008.

Accounting for Equity-Based Compensation

We account for equity-based compensation in accordance with SFAS 123(R), effective January 1, 2005.  Prior to that time, we accounted for equity-based compensation under APB 25.

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

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 3% and 21% as of December 31, 2008 based on historical experience and future expectations.  A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $1,060 increase or decrease in compensation expense related to equity-based compensation expense for the year ended December 31, 2008.

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

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions as described above, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions’ tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of D&P Acquisitions’ New Class A Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has acquired have been adjusted based upon the amount that the Company has paid for that portion of its D&P Acquisitions’ New Class A Units.  The Company has entered into an agreement with the selling unitholders of D&P Acquisitions that will provide for the additional payment by the Company to the selling unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions’ goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  As result of these transactions, the Company’s tax basis in its share of D&P Acquisitions’ assets will be higher than the book basis of these same assets.

The Company accounts for uncertainties in income tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Results of Operations

Year Ended December 31, 2008 versus Year Ended December 31, 2007

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Unit	Percent
	2008	2007	2007	2007	Change	Change
Revenues	$381,476	$341,158	$87,883	$253,275	$40,318	11.8%
Reimbursable expenses	10,546	12,770	2,824	9,946	(2,224)	-17.4%
Total revenues	392,022	353,928	90,707	263,221	38,094	10.8%
Direct client service costs
Compensation and benefits(2)	216,137	229,889	71,141	158,748	(13,752)	-6.0%
Other direct client service costs	8,224	3,747	1,440	2,307	4,477	119.5%
Acquisition retention expenses	793	2,252	217	2,035	(1,459)	-64.8%
Reimbursable expenses	10,623	12,665	2,586	10,079	(2,042)	-16.1%
	235,777	248,553	75,384	173,169	(12,776)	-5.1%
Operating expenses
Selling, general and administrative(2)	108,312	96,254	25,308	70,946	12,058	12.5%
Depreciation and amortization	9,816	9,138	2,384	6,754	678	7.4%
	118,128	105,392	27,692	77,700	12,736	12.1%
Operating income/(loss)	38,117	(17)	(12,369)	12,352	38,134	-224317.6%

Other expense/(income)
Interest income	(668)	(2,069)	(763)	(1,306)	1,401	-67.7%
Interest expense	3,475	6,920	1,426	5,494	(3,445)	-49.8%
Other expense/(income)	398	584	369	215	(186)	-31.8%
	3,205	5,435	1,032	4,403	(2,230)	-41.0%
Income/(loss) before non-controlling interest and income taxes	34,912	(5,452)	(13,401)	7,949	40,364	-740.4%

Non-controlling interest	19,068	(8,225)	(8,225)	—	27,293	-331.8%
Provision for income taxes	10,619	2,227	1,176	1,051	8,392	376.8%
Net income/(loss)	$5,225	$546	$(6,352)	$6,898	$4,679	857.0%

Other financial and operations data:
Adjusted EBITDA(3)	$73,632	$68,944	$16,374	$52,569	$4,688	6.8%

Adjusted EBITDA(3)
as a percentage of revenues	19.3%	20.2%	18.6%	20.8%	-1.0%	-4.9%

End of period managing directors	168	130	130	127	38	29.2%

End of period client service professionals	975	844	844	773	131	15.5%

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

(3)     Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation

(Dollars in thousands)

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007
Net income/(loss)	$5,225	$546	$(6,352)	$6,898
Provision for income taxes	10,619	2,227	1,176	1,051
Non-controlling interest	19,068	(8,225)	(8,225)	—
Other expense, net	3,205	5,435	1,032	4,403
Depreciation and amortization	9,816	9,138	2,384	6,754
Acquisition retention expenses	793	2,252	217	2,035
Equity based compensation associated with legacy units and IPO Options	24,906	57,570	26,142	31,428
Adjusted EBITDA(2)	$73,632	$68,943	$16,374	$52,569

(1)   Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)   Adjusted EBITDA is a non-GAAP financial measure. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the legacy units a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions and IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given the level of acquisition activity during the Predecessor period, and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in Successor periods) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with legacy units of D&P Acquisitions, and IPO Options included in compensation and benefits, (g) equity-based compensation associated with legacy units of D&P Acquisitions and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) non-controlling interest.

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

Revenues

Revenues excluding reimbursable expenses increased $40,318, or 11.8%, to $381,476 for the year ended December 31, 2008, compared to $341,158 for the year ended December 31, 2007. Revenues attributable to the Financial Advisory segment increased by 19.3%, partially offset by a 12.0% decrease in revenues from our Investment Banking segment.

Revenue growth attributable to our Financial Advisory segment was driven by demand from the Corporate Finance Consulting, Tax Services, and Dispute and Legal Management Consulting business units throughout the year, and to a lesser extent Valuation Advisory during the first half of the year. Our Investment Banking segment (and our Valuation Advisory business in the second half) was impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions and a decline in revenue.

Our client service headcount increased to 975 client service professionals at December 31, 2008, compared to 844 client service professionals at December 31, 2007, as we added 103 professionals from targeted domestic and international hiring in both segments and 28 professionals from acquisitions during the year. Our revenue per client service professional was $408 for the year ended December 31, 2008, compared to $462 for the year ended December 31, 2007, primarily resulting from a decrease in Investment Banking revenues and also as a result of continued hiring, development of our international business, and the Rash acquisition whose business generates lower revenue per client service professional.

Direct Client Service Costs

Direct client service costs were $235,777 for the year ended December 31, 2008, compared to $248,553 for the year ended December 31, 2007. The following table adjusts direct client service costs for equity-based compensation associated with legacy units and IPO Options, acquisition retention expenses and reimbursable expenses. Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) slightly decreased between periods.

Direct Client Service Costs

(Dollars in thousands)

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007
Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Total direct client service costs	$235,777	$248,553	$75,384	$173,169
Less: equity-based compensation associated with legacy units and IPO Options	(17,442)	(46,971)	(23,784)	(23,187)
Less: acquisition retention expenses	(793)	(2,252)	(217)	(2,035)
Less: reimbursable expenses	(10,623)	(12,665)	(2,586)	(10,079)
Direct client service costs, as adjusted	$206,919	$186,665	$48,797	$137,868
Direct client service costs, as adjusted, as a percentage of revenues	54.2%	54.7%

(1)     Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

The increase in direct client service costs, as adjusted, primarily resulted from the net addition of 131 client service professionals between periods. This increase includes 28 professionals hired in conjunction with our acquisitions and the direct hiring of 56 client service professionals domestically and 47 professionals internationally.

Equity-based compensation decreased primarily as a result of the application of variable accounting on legacy units which was recorded in the prior year and is no longer applied in the current year. The decrease was partially offset by (i) an increase in expense due to adjustments to our estimated forfeiture rates and (ii) expense for IPO Options and Ongoing RSAs which had not been granted in the prior year period. Expenses related to retention payments associated with the acquisition of CVC business in 2005 decreased as a result of the graded-tranche nature of the expense methodology.

Operating Expenses

Operating expenses were $118,128 for the year ended December 31, 2008, compared to $105,392 for the year ended December 31, 2007. The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with legacy units and IPO Options. Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods.

Operating Expenses

(Dollars in thousands)

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007
Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Total operating expenses	$118,128	$105,392	$27,692	$77,700
Less: equity-based compensation associated with legacy units and IPO Options	(7,464)	(10,599)	(2,358)	(8,241)
Less: depreciation and amortization	(9,816)	(9,138)	(2,384)	(6,754)
Operating expenses, as adjusted	$101,848	$85,655	$22,950	$62,705
Operating expenses, as adjusted, as a percentage of revenues	26.4%	25.1%

(1)     Represents aggregate Predecessor and Successor results for the period presented. The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results. The aggregated results help to provide a full-year presentation of our results for comparability purposes.

The increase in operating expenses, as adjusted, was driven by our growth and investment in infrastructure including the net increase of approximately 35 internal firm employees, the costs of being a publicly traded company, and additional resources allocated to professional development of new hires and existing management focused on sales, marketing, training and collaboration within the Company to take advantage of opportunities arising in part from the current economic environment. Of the increase in operating expenses, approximately 34% was related to salary and benefits, 13% to higher occupancy costs, 12% to higher employee training costs, 9% to marketing and advertising, and the remaining 32% to other general expenses.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of our lower average debt balance during the year ended December 31, 2008 when compared to the year ended December 31, 2007. Interest income decreased as a result of lower interest rates during the period and the transferring certain cash balances to non-interest bearing accounts in the fourth quarter to obtain FDIC protection pursuant to the FDIC’s Transaction Account Guarantee Program.

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 58.7% and 61.6% at December 31, 2008 and 2007, respectively.

Provision for Income Taxes

The provision for income taxes was $10,619 or 30.4% of net income before non-controlling interest and income taxes for the year ended December 31, 2008, compared to an expense of $2,227 for the year ended December 31, 2007. The U.S. statutory income tax rate of 35% for the year ended December 31, 2008 was decreased to the effective tax rate of 30.4% due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is detailed in Note 12 of the Notes to the Consolidated Financial Statements and incorporated herein by reference.

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

Segment Results — Year ended December 31, 2008 versus Year ended December 31, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment

(Dollars in thousands, except headcount and rate-per-hour data)

		(a)+(b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor	Year over Year
	Year ended December 31, 2007	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$309,663	$259,569	$68,821	$190,748	$50,094	19.3%
Segment operating income	56,187	43,174	12,177	30,997	13,013	30.1%
Segment operating income margin	18.1%	16.6%	17.7%	16.3%	1.5%	9.1%

Investment Banking
Revenues (excluding reimbursables)	$71,813	$81,589	$19,062	$62,527	$(9,776)	-12.0%
Segment operating income	17,522	25,664	3,959	21,705	(8,142)	-31.7%
Segment operating income margin	24.4%	31.5%	20.8%	34.7%	-7.1%	-22.4%

Average Client Service Professionals
Financial Advisory	815	628			187	29.8%
Investment Banking	119	110			9	8.2%
Total	934	738			196	26.6%

End of Period Client Service Professionals
Financial Advisory	841	746			95	12.7%
Investment Banking	134	98			36	36.7%
Total	975	844			131	15.5%

Revenue per Client Service Professional
Financial Advisory	$380	$413			$(33)	-8.1%
Investment Banking	603	742			(138)	-18.6%
Total professionals	408	462			(54)	-11.6%

Financial Advisory utilization rate(2)	63.0%	69.0%			-6.0%	-8.7%

Financial Advisory rate-per-hour(3)	$344	$323			$21	6.5%

Total
Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Segment operating income	$73,709	$68,838	$16,136	$52,702
Net client reimbursable expenses	(77)	105	238	(133)
Equity-based compensation associated with Legacy Units and IPO options	(24,906)	(57,570)	(26,142)	(31,428)
Depreciation and amortization	(9,816)	(9,138)	(2,384)	(6,754)
Acquisition retention expense	(793)	(2,252)	(217)	(2,035)
Operating income	$38,117	$(17)	$(12,369)	$12,352

(1)          Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)   The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash and certain acquisitions prior to the transition to the Company’s financial system) worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(3)   Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  The average billing rate excludes approximately $9,338 and $1,318 of revenues associated with Rash in the years ended December 31, 2008 and 2007, respectively.  The average billing rate also excludes certain hours from certain acquisitions prior to their transition to the Company’s financial system.

Other Operating Data

(Dollars in thousands, except headcount)

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor	Year Over Year
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31	October 3,	Unit	Percent
	2008	2007	,2007	2007	Change	Change

Revenues (excluding reimbursables)
Financial Advisory	$309,663	$259,569	$68,821	$190,748	$50,094	19.3%
Investment Banking	71,813	81,589	19,062	62,527	(9,776)	-12.0%
Total	$381,476	$341,158	$87,883	$253,275	$40,318	11.8%

Average Number of Managing Directors
Financial Advisory	121	93			28	30.1%
Investment Banking	32	31			1	3.2%
Total	153	124			29	23.4%

End of Period Managing Directors
Financial Advisory	133	100			33	33.0%
Investment Banking	35	30			5	16.7%
Total	168	130			38	29.2%

Revenue per Managing Director
Financial Advisory	$2,559	$2,791			$(232)	-8.3%
Investment Banking	2,244	2,632			(388)	-14.7%
Total	$2,493	$2,751			$(620)	-22.5%

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $50,094, or 19.3%, to $309,663 for the year ended December 31, 2008, compared to $259,569 for the year ended December 31, 2007.  Growth was driven by demand across the Corporate Finance Consulting, Tax Services and Dispute and Legal Management Consulting business units throughout the year, and to a lesser extent Valuation Advisory during the first half of the year, as summarized in the following table:

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Dollar	Percent
	2008	2007	2007	2007	Change	Change
Financial advisory revenues
Valuation advisory(2)	$178,799	$173,381	$45,037	$128,344	$5,418	3.1%
Corportate finance consulting	56,494	41,328	11,165	30,163	15,166	36.7%
Tax services(3)	44,965	25,017	7,655	17,362	19,948	79.7%
Dispute and legal management consulting(4)	29,405	19,843	4,964	14,879	9,562	48.2%
	$309,663	$259,569	$68,821	$190,748	$50,094	19.3%

(1)          Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)          Valuation Advisory includes the results of the Kane Reece acquisition effective July 31, 2008.

(3)          Tax Services include the results of Rash effective October 31, 2007 and WTS effective July 15, 2008.

(4)          Dispute and Legal Management Consulting includes the acquisitions of Dubinsky effective April 11, 2008 and Lumin effective August 8, 2008.

The current economic environment continues to impact our Financial Advisory segment with opportunities and challenges.  In 2008, the Financial Advisory segment benefited from portfolio valuations; goodwill impairment testing in conjunction with SFAS 142; and continued growth of our tax services and dispute practices.  These benefits were partially offset by lower revenues of services correlated to the volume of M&A transactions, such as due diligence and SFAS 141 purchase price allocations.

Improvements in rate-per-hour benefited largely from a change in mix of services provided.  Utilization was impacted by continued hiring throughout the year.  Of the overall increase in revenues, approximately 39% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 31% from a higher rate-per-hour and 30% from our recent acquisitions.

End of period client service professionals increased by 95 during the period.  Approximately 56% of the growth in headcount resulted from targeted domestic hiring, 15% from hiring in our international offices and 29% from acquisitions.  Our revenue per client service professional was $380 in the year ended December 31, 2008, compared to $413 in the year ended December 31, 2007.  The change was primarily driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional and lower utilization, offset by a higher rate-per-hour.

The number of client service managing directors increased by 33 between periods to 133.  Of the total increase 17 resulted from hiring, lift-outs and acquisitions with the remaining 16 from promotions within the Company.  Our revenue per managing director was $2,559 in the year ended December 31, 2008, compared to $2,791 in the year ended December 31, 2007.

Segment Operating Income

Financial Advisory segment operating income increased $13,013, or 30.1%, to $56,187 for the year ended December 31, 2008, compared to $43,174 for the year ended December 31, 2007.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 18.1% for the year ended December 31, 2008, compared to 16.6% for the year ended December 31, 2007, primarily as a result of gross margin leverage in the Financial Advisory segment.

Investment Banking

Revenues

Revenues from the Investment Banking segment were $71,813 for the year ended December 31, 2008, compared to $81,589 for the year ended December 31, 2007.  The results were primarily impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions.  Global restructuring advisory benefited from our international restructuring practice which we launched in the second quarter of 2008 and an increase of our domestic restructuring business in the fourth quarter.  The decrease in global restructuring advisory resulted from softness in our domestic restructuring business during the first three quarters.

		(a)+ (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Dollar	Percent
	2008	2007	2007	2007	Change	Change
Investment banking revenues
Transaction opinions	$36,184	$40,575	$10,087	$30,488	$(4,391)	-10.8%
M&A advisory	17,976	22,904	5,525	17,379	(4,928)	-21.5%
Global restructuring advisory	17,653	18,110	3,450	14,660	(457)	-2.5%
	$71,813	$81,589	$19,062	$62,527	$(9,776)	-12.0%

(1)          Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

End of period client service professional headcount increased by 36 to 134 client service professionals at December 31, 2008, compared to 98 client service professionals at December 31, 2007.  The increase primarily resulted from the addition of professionals in our international restructuring practice at the beginning of our second quarter.

Our revenue per client service professional decreased to $603 in the year ended December 31, 2008 from $742 in the year ended December 31, 2007, directly impacted by the decrease in segment revenues and continued ramp-up in headcount of our international restructuring practice.  The number of client service managing directors increased by 5 between periods to 35, as a result of hiring in our restructuring practice internationally and our M&A business domestically and internationally.  Our revenue per managing director was $2,244 in the year ended December 31, 2008, compared to $2,632 in the year ended December 31, 2007.

Segment Operating Income

Operating income from the Investment Banking segment was $17,522 for the year ended December 31, 2008, compared to $25,664 for the year ended December 31, 2007.  Operating income margin was 24.4% for the year ended December 31, 2008, compared to 31.5% for the year ended December 31, 2007, primarily as a result of lower revenues from the M&A advisory and transaction opinion businesses.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

The results of operations for the years ended December 31, 2007 and 2006 are summarized as follows:

Results of Operations

(Dollars in thousands)

	(a) + (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor
	Year Ended	October 4 to	January 1 to	Year Ended	Year Over Year
	December 31, 2007	December 31, 2007	October 3, 2007	December 31, 2006	Unit Change	Percent Change
Revenues	$341,158	$87,883	$253,275	$246,742	$94,416	38.3%
Reimbursable expenses	12,770	2,824	9,946	12,526	244	1.9%
Total revenues	353,928	90,707	263,221	259,268	94,660	36.5%

Direct client service costs
Compensation and benefits(2)	229,889	71,141	158,748	146,926	82,963	56.5%
Other direct client service costs	3,747	1,440	2,307	1,034	2,713	262.4%
Acquisition retention expenses	2,252	217	2,035	6,003	(3,751)	-62.5%
Reimbursable expenses	12,665	2,586	10,079	12,685	(20)	-0.2%
	248,553	75,384	173,169	166,648	81,905	49.1%

Operating expenses
Selling, general and administrative(2)	96,254	25,308	70,946	68,606	27,648	40.3%
Depreciation and amortization	9,138	2,384	6,754	7,702	1,436	18.6%
	105,392	27,692	77,700	76,308	29,084	38.1%

Operating income/(loss)	(17)	(12,369)	12,352	16,312	(16,329)	-100.1%

Other expense/(income)
Interest income	(2,069)	(763)	(1,306)	(556)	(1,513)	272.1%
Interest expense	6,920	1,426	5,494	5,911	1,009	17.1%
Other expense/(income)	584	369	215	(243)	827	-340.3%
	5,435	1,032	4,403	5,112	323	6.3%

Income/(loss) before non-controlling interest and income taxes	(5,452)	(13,401)	7,949	11,200	(16,652)	-148.7%

Non-controlling interest	(8,225)	(8,225)	—	—	(8,225)	—
Provision for income taxes	2,227	1,176	1,051	701	1,526	217.7%

Net income/(loss)	$546	$(6,352)	$6,898	$10,499	$(9,953)	-94.8%

Other financial and operations data:

Adjusted EBITDA(3)	$68,944	$16,374	$52,569	$44,051	$24,893	56.5%

Adjusted EBITDA(3) as a percentage of revenues	20.2%	18.6%	20.8%	17.9%	2.3%	12.9%

End of period managing directors	130	130	127	106	24	22.6%

End of period client service professionals	844	844	773	671	173	25.8%

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

(3)                      Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation

(Dollars in thousands)

	(a) + (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Net income/(loss)	$546	$(6,352)	$6,898	$10,499
Provision for income taxes	2,227	1,176	1,051	701
Non-controlling interest	(8,225)	(8,225)	—	—
Other expense, net	5,435	1,032	4,403	5,112
Depreciation and amortization	9,138	2,384	6,754	7,702
Acquisition retention expenses	2,252	217	2,035	6,003
Equity based compensation associated with legacy units and IPO Options	57,570	26,142	31,428	14,034
Adjusted EBITDA(2)	$68,943	$16,374	$52,569	$44,051

(1)                      Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)                      Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred recently as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the legacy units a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions and IPO Options, (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (d) non-controlling interest.

Given the level of acquisition activity during the Predecessor period, and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in Successor periods) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure substantially similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with legacy units of D&P Acquisitions, and IPO Options included in compensation and benefits, (g) equity-based compensation associated with legacy units of D&P Acquisitions and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) non-controlling interest.

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

Revenues

Revenues excluding reimbursable expenses increased $94,416, or 38.3%, to $341,158 for the year ended December 31, 2007 from $246,742 for the year ended December 31, 2006.  Of the overall increase in revenues, 74.2% was attributable to our Financial Advisory segment and 25.8% was attributable to our Investment Banking segment.

Our client service headcount increased to 844 client service professionals at December 31, 2007 from 671 client service professionals at December 31, 2006, as we added a significant number of client service professionals through the Rash acquisition and new hiring in our Financial Advisory segment.  Our revenue per client service professional increased to approximately $462 for year ended December 31, 2007 from approximately $415 for the year ended December 31, 2006.

In addition to the impact of the Rash acquisition and new hiring, we believe that productivity per client service professional increased as a result of increased marketing activity and greater name awareness as a result of our increased scale.  See “Segment Results” for additional information.

Direct Client Service Costs

Direct client service costs increased to $248,553 for the year ended December 31, 2007 from $166,648 for the year ended December 31, 2006.  The following table adjusts direct client service costs for equity-based compensation associated with legacy units and IPO Options, acquisition retention expenses and reimbursable expenses.  Adjusted direct client service costs as a percentage of revenues (excluding reimbursable expenses) decreased between periods as a direct result of improvements in overall utilization and rates-per-hour.

Direct Client Service Costs

(Dollars in thousands)

	(a) + (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742

Total direct client service costs	$248,553	$75,384	$173,169	$166,648

Less: equity-based compensation associated with legacy units and IPO Options	(46,971)	(23,784)	(23,187)	(10,244)
Less: acquisition retention expenses	(2,252)	(217)	(2,035)	(6,003)
Less: reimbursable expenses	(12,665)	(2,586)	(10,079)	(12,685)
Direct client service costs, as adjusted	$186,665	$48,797	$137,868	$137,716

Direct client service costs, as adjusted, as a percentage of revenues	54.7%			55.8%

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

Operating Expenses

Operating expenses increased to $105,392 for the year ended December 31, 2007, compared to $76,308 for the year ended December 31, 2006.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with legacy units and IPO Options.  Adjusted operating expenses as a percentage of revenues (excluding reimbursable expenses) increased between periods, as a direct result of leveraging our expense structure.

Operating Expenses

(Dollars in thousands)

	(a) + (b) Aggregated(1)	(a) Successor	(b) Predecessor	Predecessor
	Year Ended December 31, 2007	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742

Total operating expenses	$105,392	$27,692	$77,700	$76,308

Less: equity-based compensation associated with legacy units and IPO Options	(10,599)	(2,358)	(8,241)	(3,790)
Less: depreciation and amortization	(9,138)	(2,384)	(6,754)	(7,702)
Operating expenses, as adjusted	$85,655	$22,950	$62,705	$64,816

Operating expenses, as adjusted, as a percentage of revenues	25.1%			26.3%

(1)                      Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

Operating expenses include costs from new hiring activity, promotions and compensation increases for individuals not classified as client service professionals, higher recruiting and training expenses associated with campus searches, higher occupancy expenses associated with expanded or new office locations (including several lease termination charges) and increases in other operating expenses as a result of our growth and investment in infrastructure.

In addition, operating expenses for the year ended December 31, 2007 include the reversal of approximately $1,700 of performance bonus previously accrued, associated with our executives which if earned will be paid in restricted shares of Class A common stock of the Company and amortized over the applicable service period, offset by approximately $500 of bonus accrued in the fourth quarter of 2007 in relation to these restricted stock awards.

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

Non-Controlling Interest

Non-controlling interest represents the portion of net income or loss before income taxes attributable to the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 61.6% at December 31, 2007.

Provision for Income Taxes

The provision for income taxes was $2,227 for the year ended December 31, 2007, compared to $701 for the year ended December 31, 2006.  Prior to October 4, 2007, the Company had not been subject to U.S. federal income taxes as the Predecessor entity is an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business.  As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income will be subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

Segment Results — Year Ended December 31, 2007 versus Year Ended December 31, 2006

The following table sets forth selected segment operating results for the periods indicated:

Results of Operations by Segment

(Dollars in thousands, except headcount and rate-per-hour data)

	(a) + (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor		Year Over Year
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,	Unit	Percent
	2007	2007	2007	2006	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$259,569	$68,821	$190,748	$189,486	$70,083	37.0%
Segment operating income	43,174	12,177	30,997	27,045	16,129	59.6%
Segment operating income margin	16.6%	17.7%	16.3%	14.3%	—	2.4%

Investment Banking
Revenues (excluding reimbursables)	$81,589	$19,062	$62,527	$57,256	$24,333	42.5%
Segment operating income	25,664	3,959	21,705	17,165	8,499	49.5%
Segment operating income margin	31.5%	20.8%	34.7%	30.0%	—	1.5%

Average Client Service Professionals
Financial Advisory	628			506	122	24.1%
Investment Banking	110			88	22	25.0%
Total	738			594	144	24.2%

End of Period Client Service Professionals
Financial Advisory	746			553	193	34.9%
Investment Banking	98			118	(20)	(16.9)%
Total	844			671	173	25.8%

Revenue per Client Service Professional
Financial Advisory	$413			$374	39	10.4%
Investment Banking	742			651	91	14.0%
Total professionals	462			415	47	11.3%

Financial Advisory utilization rate(2)	69.0%			68.1%	0.9%	1.3%
Financial Advisory rate-per-hour(3)	$323			$300	$23	7.7%

Total
Revenues (excluding reimbursables)	$341,158	$87,883	$253,275	$246,742

Segment operating income	$68,838	$16,136	$52,702	$44,210
Net client reimbursable expenses	105	238	(133)	(159)
Equity-based compensation associated with Legacy Units and IPO options	(57,570)	(26,142)	(31,428)	(14,034)
Depreciation and amortization	(9,138)	(2,384)	(6,754)	(7,702)
Acquisition retention expense	(2,252)	(217)	(2,035)	(6,003)
Operating income	$(17)	$(12,369)	$12,352	$16,312

(1)      Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)      The utilization rate for any given period is calculated by dividing the number of hours Financial Advisory client service professionals (excluding approximately 60 client service professionals associated with Rash) worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.

(3)      Average billing rate per hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  The average billing rate excludes approximately $1,318 of revenues associated with Rash in the year ended December 31, 2007.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $70,083, or 37.0%, to $259,569 for the year ended December 31, 2007, compared to $189,486 for the year ended December 31, 2006.

	(a)+ (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended	Year Over Year
	December 31,	December 31,	October 3,	December 31,	Dollar	Percent
	2007	2007	2007	2006	Change	Change
Financial advisory revenues
Valuation advisory	$173,381	$45,037	$128,344	$143,302	$30,079	21.0%
Corportate finance consulting	41,328	11,165	30,163	23,642	17,686	74.8%
Tax services(2)	25,017	7,655	17,362	6,028	18,989	315.0%
Dispute and legal management consulting	19,843	4,964	14,879	16,514	3,329	20.2%
	$259,569	$68,821	$190,748	$189,486	$70,083	37.0%

(1)                  Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)                  Tax Services include the results of Rash effective October 31, 2007.

The change resulted from an increase in client service professionals and productivity improvements in terms of both utilization and rate-per-hour.  Of the overall increase in revenues, approximately 73% is attributable to a higher number of chargeable hours as a result of the increase in the number of client service professionals, 25% to a higher rate-per-hour and 2% from our acquisition of Rash.  There was significant growth in headcount from new hiring in tax services, corporate finance consulting services and in our international offices.

Our revenue per client service professional increased to $413 in the year ended December 31, 2007, compared to $374 in the year ended December 31, 2006, driven by an increase in utilization from the ability to better leverage the staff on engagements and better productivity from our new hires.

Segment Operating Income

Financial Advisory segment operating income increased $16,129, or 59.6%, to $43,174 for the year ended December 31, 2007, compared to $27,045 for the year ended December 31, 2006.  Similarly, segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, increased to 16.6% for the year ended December 31, 2007, compared to 14.3% for the year ended December 31, 2006, as a direct result of leveraging our expense structure.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $24,333, or 42.5%, to $81,589 for the year ended December 31, 2007, compared to $57,256 for the year ended December 31, 2006.  Revenues for the year ended December 31, 2006 included revenues generated by Chanin since October 31, 2006.

	(a)+ (b)	(a)	(b)
	Aggregated(1)	Successor	Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended	Year Over Year
	December 31,	December 31,	October 3,	December 31,	Dollar	Percent
	2007	2007	2007	2006	Change	Change
Investment banking revenues
Transaction opinions	$40,575	$10,087	$30,488	$22,130	$18,445	83.3%
M&A advisory	22,904	5,525	17,379	29,821	(6,917)	-23.2%
Global restructuring advisory(2)	18,110	3,450	14,660	5,305	12,805	241.4%
	$81,589	$19,062	$62,527	$57,256	$24,333	42.5%

(1)                  Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)                  Global restructuring advisory includes the results of Chanin from October 31, 2006.

End of period client service professional headcount decreased by 20 to 98 client service professionals at December 31, 2007, compared to 118 client service professionals at December 31, 2006.  The decrease resulted from managed attrition.

Our revenue per client service professional increased to approximately $742 in the year ended December 31, 2007 from approximately $651 in the year ended December 31, 2006.  This increase resulted from an increase in number and size of M&A engagements.

Segment Operating Income

Operating income from the Investment Banking segment increased $8,499 to $25,664, or 49.5%, for the year ended December 31, 2007 from $17,165 for the year ended December 31, 2006.  Operating income margin increased to 31.5% for the year ended December 31, 2007, compared to 30.0% for the year ended December 31, 2006, as a direct result of leveraging of our expense structure.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and the remaining debt capacity available under our credit facility.  Of our total cash balance of $81,381 at December 31, 2008, $71,760 was held in U.S. non-interest bearing transaction accounts which participate in the FDIC’s Transaction Account Guarantee Program.  This program provides unlimited deposit insurance coverage for U.S. non-interest bearing transaction accounts until the end of 2009.  The remaining $9,621 of cash balances was held in other U.S. or bank accounts internationally which do not participate in the program.  The amount available for future borrowings under our credit facility was $15,760 at December 31, 2008.

Our historical cash flows are primarily related to the timing of (i) receipt of Financial Advisory and Investment Banking revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to professionals, (iv) tax distributions and TRA payments to members of D&P Acquisitions, and (v) corporate tax payments by the Company.  Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year.

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members of D&P Acquisitions.  Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates.  The marginal tax distribution rate that has initially been set is 45%.  D&P Acquisitions made aggregate distributions to members, not including the Company, of $9,752 and $28,949 during the years ended December 31, 2008 and 2007, primarily with respect to estimated taxable income for 2007 and 2006, respectively.  In January 2009, D&P Acquisitions made a distribution totaling $8,651, primarily with respect to estimated taxable income for 2008.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes for at least the next 12 month period.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

As a result of our ownership of D&P Acquisitions, we expect to benefit from depreciation and other tax deductions reflecting D&P Acquisitions’ tax basis for its assets.  Those deductions will be allocated to us and will be taken into account in reporting our taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of our acquisition of D&P Acquisitions interests, the income tax basis of the assets of D&P Acquisitions underlying a portion of the interests we acquire will be adjusted based upon the amount that we have paid for that portion of our D&P Acquisitions interests.  The TRA provides for the payment by us to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we realize (i) from the tax basis in our proportionate share of D&P Acquisitions’ goodwill and similar intangible assets that we receive as a result of the exchanges and (ii) from the federal income tax election referred to above.  In 2008, the Company made payments to the unitholders of D&P Acquisitions, not including the Company, totaling $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

Cash and cash equivalents decreased by $8,862 to $81,381 at December 31, 2008, compared to $90,243 at December 31, 2007.  The decrease was primarily due to cash consideration used for acquisitions, an increase in cash bonus payments with respect to

2007 and an increase in purchases of property and equipment to support our growing infrastructure, offset by an increase in net income and a decrease in distributions to non-controlling unitholders.

Operating Activities

During the year ended December 31, 2008, cash of $40,387 was provided by operating activities, compared to $72,356 in the prior year.  The decrease of amounts provided by operating activities primarily resulted from (i) higher cash bonus payments made in 2008 with respect to the 2007 bonus year, as compared to cash bonus payments made in 2007 with respect to the 2006 bonus year; (ii) lower bonus accruals in the current year, as compared to the prior year, (iii) increases in accounts receivable due to increases in revenues, decreases in unbilled receivables and a decrease in days sales outstanding; and (iv) decreases in accounts payable and accrued expenses.

Investing Activities

During the year ended December 31, 2008, cash of $37,130 was used for investing activities, compared to $23,224 used in the prior year.  Investing activities during the current period included (i) cash consideration used in acquisitions of $16,520, including a $3,463 payment to the former owners of Chanin in 2008 related to an earn-out provision for the annual period ended on October 31, 2007, (ii) purchases of property and equipment of $11,836 to support our continued growth, and (iii) purchases of and proceeds from the sale of investments related to the Company’s deferred compensation plan of $10,466 and $1,692, respectively.  Management believes these investments pose limited liquidity risk.

Financing Activities

During the year ended December 31, 2008, cash of $11,858 was used in financing activities, compared to $19,114 used in the prior year.  Financing activities in the current period primarily resulted from tax distributions to members of D&P Acquisitions.  Distributions decreased as a result of the timing of payments.  Distributions made in 2008 reflect true-ups of estimated taxable income with respect to 2007.  Distributions made in 2007 reflect payments with respect to 2006 income and 2007 estimated income through August 31, 2007.  In addition, distributions decreased between periods as a result of the IPO when a portion of the Company’s income became subject to U.S. federal, state, local and foreign taxes and was paid by the Company as opposed to the members of D&P Acquisitions.  Prior to the IPO, the Company was not subject to U.S. federal income taxes as the Predecessor entity is a pass-through entity for tax purposes.  Payment of debt issuance costs reflects amounts paid to amend the Company’s credit facility in July 2008.

Credit Facility

On July 30, 2008, Duff & Phelps, LLC, a subsidiary of D&P Acquisitions, entered into an amended and restated senior secured credit facility with a syndicate of financial institutions, including General Electric Capital Corporation as the administrative agent.  The facility consists of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request.  No additional amounts are available under our term loan facilities at December 31, 2008.  As a result of $4,240 of outstanding letters of credit for certain real estate leases, the amount available for future borrowings under our revolver loan was $15,760 at December 31, 2008.

The facility expires on October 1, 2012.  All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries.  The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis.

At December 31, 2008, $42,763 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility.  Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%.  The Company incurs an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA and a fixed charge coverage ratio.  During the year, the Company received a waiver related to certain nonfinancial covenants under the terms of its credit facility of which the Company was not in compliance.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2008.  The credit facility also imposes limits on our ability to make investments outside the United States or in joint ventures.  These limitations could impact our ability to further expand our business.

The credit facility requires a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year.  In the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment.  Excess Cash Flow (as defined in the credit agreement) was negative in 2008 and 2007 and there was no mandatory prepayment.

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, and other matters relating to liquidity and compliance with regulatory net capital requirements.

Future Needs

Our primary financing need has been to fund our growth.  Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses.  We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our credit agreement and believe these funds will be adequate to fund future growth.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our revolving credit facility, or another financial institution, suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility.  Also, if we attempt to obtain future financing in addition to our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing or the terms on which it is available.  Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our accounts receivable and unbilled services, our relative levels of debt and equity and the overall condition of the credit markets.

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2008.  Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change.  Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Summary of Contractual Obligations

At December 31, 2008

(In thousands)

		Payments Due by Period
		Less Than	2 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Principal payments for credit facility	$42,763	$794	$1,587	$40,382	$—
Interest payments for credit facility(1)	7,277	2,073	3,503	1,701	—
Operating lease obligations	148,371	16,244	29,910	25,930	76,287
Total	$198,411	$19,111	$35,000	$68,013	$76,287

(1)                  Assumes interest calculated at LIBOR plus 2.75% or 4.185%, based on the three-month LIBOR as of December 31, 2008.

Off-Balance Sheet Arrangements

Pursuant to the terms of our credit facility, we currently provide standby letters of credit totaling $4,240 to guarantee obligations that may arise under certain real estate leases.  These potential obligations are not reflected in the Company’s consolidated financial statements.  Other than the aforementioned letters of credit, we do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Exchange Rate Risk

We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency.  We currently manage our foreign exchange exposure without the use of derivative instruments.  We do not believe this risk is material in relation to our consolidated financial statements.

Inflation

We believe that inflation has not had a material impact on the Company’s results of operations for each of the three years ended December 31, 2008, 2007 and 2006.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for years beginning after November 15, 2008, with early adoption permitted.  We do not expect the adoption of SFAS 161 to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements.  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  This is effective prospectively beginning on January 1, 2009 when we will begin reporting non-controlling interest as a component within stockholders’ equity.  We are currently evaluating the impact that other aspects of this standard may have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all entities to account for business combinations and subsequent consolidations to follow the entity view in which the parent company consolidates 100% of the book value of the acquiree’s net assets plus 100% of the fair value increment and where goodwill is recognized and allocated between controlling and non-controlling interests.  This is effective for prospectively business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities.  We adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.  We are currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments.  Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR or prime rate.  At December 31, 2008, we had borrowings outstanding totaling $42,763 (before debt discount and interest rate swap) that bear interest at LIBOR plus a margin of 2.75%.  A hypothetical 1% increase in interest rates would decrease our earnings by $428, based on our level of debt at December 31, 2008.

We have a $24,100 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  The swap agreement terminates September 30, 2010.  We elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The estimated fair value of the swap resulted in a liability of $930 and $563 at December 31, 2008 and 2007, respectively.  We recorded a loss of $367 and $692 for the years ended December 31, 2008 and 2007, respectively, for the change in fair value of the interest rate swap.  The loss is recorded in “Other expense” and has a non-cash impact on the Company’s Consolidated Statement of Operations.

Item 8. Financial Statements and Supplemental Data.

The Company’s consolidated financial statements are included under Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)         Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  That report appears on page F-2.

(c)          Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth quarter of 2008 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in this section is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders and this Annual Report on Form 10-K under the caption Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

(1)          Consolidated Financial Statements — The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.

(2)          Financial Statement Schedules — The financial statement schedule “Schedule II — Valuation and Qualifying Accounts” is incorporated by reference herein.  All other schedules have been omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2009.

DUFF & PHELPS CORPORATION

By:	/s/ Noah Gottdiener
Noah Gottdiener
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board,	February 25, 2009
Noah Gottdiener	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gerard Creagh	President and Director	February 25, 2009
Gerard Creagh

/s/ Jacob L. Silverman	Chief Financial Officer	February 25, 2009
Jacob L. Silverman	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	February 25, 2009
Robert M. Belke

/s/ Peter W. Calamari	Director	February 25, 2009
Peter W. Calamari

/s/ William R. Carapezzi	Director	February 25, 2009
William R. Carapezzi

/s/ William J. Hannigan	Director	February 25, 2009
William J. Hannigan

/s/ Harvey M. Krueger	Director	February 25, 2009
Harvey M. Krueger

/s/ Sander M. Levy	Director	February 25, 2009
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	February 25, 2009
Jeffrey D. Lovell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Duff & Phelps Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Successor”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for the year ended December 31, 2008 and the period from October 4, 2007 to December 31, 2007.  We have also audited the related consolidated statements of operations, unitholders’ equity and comprehensive income/(loss), and cash flows of Duff & Phelps Acquisitions, LLC and subsidiaries (the “Predecessor”) for the period from January 1, 2007 to October 3, 2007 and the year ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Successor’s and Predecessor’s (collectively the “Company”) management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from October 4, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor’s consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the period January 1, 2007 to October 3, 2007 and the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on October 4, 2007 as a result of the closing of its initial public offering and obtained control of the Predecessor.  As discussed in Note 5 to the consolidated financial statements, the Successor adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as related to financial assets and liabilities, as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2009 expressed an unqualified opinion on the effectiveness of the Successor’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Duff & Phelps Corporation and Subsidiaries:

We have audited Duff & Phelps Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Duff & Phelps Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Successor”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for the year ended December 31, 2008 and the period from October 4, 2007 to December 31, 2007.  We have also audited the related consolidated statements of operations, unitholders’ equity and comprehensive income/(loss), and cash flows of Duff & Phelps Acquisitions, LLC and subsidiaries (the “Predecessor”) for the period from January 1, 2007 to October 3, 2007, and the year ended December 31, 2006.  Our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2009

Duff & Phelps Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Revenues	$381,476	$87,883	$253,275	$246,742
Reimbursable expenses	10,546	2,824	9,946	12,526
Total revenues	392,022	90,707	263,221	259,268
Direct client service costs
Compensation and benefits (includes $20,537 of of equity-based compensation for the year ended December 31, 2008; $23,806 for the period October 4, 2007 to December 31, 2007; $23,187 for the period January 1 to October 3, 2007; and $10,244 for the year ended December 31, 2006)	216,137	71,141	158,748	146,926
Other direct client service costs	8,224	1,440	2,307	1,034
Acquisition retention expenses	793	217	2,035	6,003
Reimbursable expenses	10,623	2,586	10,079	12,685
	235,777	75,384	173,169	166,648

Operating expenses
Selling, general and administrative (includes $10,803 of of equity-based compensation for the year ended December 31, 2008; $2,856 for the period October 4, 2007 to December 31, 2007; $8,241 for the period January 1 to October 3, 2007; and $3,790 for the year ended December 31, 2006)	108,312	25,308	70,946	68,606
Depreciation and amortization	9,816	2,384	6,754	7,702
	118,128	27,692	77,700	76,308

Operating income/(loss)	38,117	(12,369)	12,352	16,312
Other expense/(income)
Interest income	(668)	(763)	(1,306)	(556)
Interest expense	3,475	1,426	5,494	5,911
Other expense/(income)	398	369	215	(243)
	3,205	1,032	4,403	5,112

Income/(loss) before non-controlling interest and income taxes	34,912	(13,401)	7,949	11,200

Non-controlling interest	19,068	(8,225)	—	—
Provision for income taxes	10,619	1,176	1,051	701

Net income/(loss)	$5,225	$(6,352)	$6,898	$10,499

Weighted average shares of Class A common stock outstanding
Basic	13,225	13,018
Diluted	13,501	13,018

Net income per share of Class A common stock
Basic	$0.40	$(0.49)
Diluted	$0.39	$(0.49)

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$81,381	$90,243
Accounts receivable, net (Note 2)	55,876	45,572
Unbilled services	17,938	23,075
Prepaid expenses and other current assets	6,599	6,275
Net deferred income taxes, current	4,304	9,551
Total current assets	166,098	174,716

Property and equipment, net (Note 6)	28,350	23,686
Goodwill (Note 7)	116,456	107,562
Intangible assets, net (Note 7)	32,197	28,233
Other assets	11,487	5,070
Net deferred income taxes, non-current	61,609	65,246
Total non-current assets	250,099	229,797

Total assets	$416,197	$404,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,692	$2,899
Accrued expenses	4,424	12,238
Accrued compensation and benefits	47,761	72,713
Deferred revenue	3,280	7,931
Equity-based compensation liability	1,115	498
Current portion of long-term debt (Note 8)	794	794
Current portion due to non-controlling unitholders	3,148	3,114
Total current liabilities	64,214	100,187

Long-term debt, less current portion (Note 8)	42,178	42,387
Other long-term liabilities (Note 9)	16,715	15,260
Due to non-controlling unitholders, less current portion	55,331	65,196
Total non-current liabilities	114,224	122,843

Total liabilities	178,438	223,030

Commitments and contingencies (Note 13)

Non-controlling interest	137,630	111,979

Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 14,719 and 13,125 shares issued and outstanding at December 31, 2008 and 2007, respectively)	147	131
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 20,889 and 21,090 shares issued and outstanding at December 31, 2008 and 2007, respectively)	2	2
Additional paid-in capital	100,812	75,375
Accumulated other comprehensive income/(loss)	295	348
Accumulated deficit	(1,127)	(6,352)
Total stockholders’ equity	100,129	69,504

Total liabilities and stockholders’ equity	$416,197	$404,513

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Cash flows from operating activities:
Net income/(loss)	$5,225	$(6,352)	$6,898	$10,499

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	9,816	2,384	6,754	7,702
Equity-based compensation	31,340	26,662	31,428	14,034
Bad debt expense	1,604	450	266	165
Non-controlling interest	19,068	(8,225)	—	—
Net deferred income taxes	8,656	(4,015)	242	309
Other	2,353	708	880	(461)
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(9,030)	6,240	(8,701)	(12,806)
Unbilled services	5,427	(4,919)	(3,796)	(3,280)
Prepaid expenses and other current assets	(237)	2,813	(3,322)	(1,115)
Other assets	2,916	9,699	(5,123)	(705)
Accounts payable and accrued expenses	(4,108)	(3,564)	15,437	2,058
Accrued compensation and benefits	(20,088)	15,815	3,836	17,542
Deferred revenues	(5,051)	2,388	(247)	(2,761)
Other liabilities	1,536	2,802	4,981	10,237
Due to non-controlling unitholders	(9,040)	—	—	—
Due from affiliates	—	—	(20,063)	—
Net cash provided by operating activities	40,387	42,886	29,470	41,418

Cash flows from investing activities:
Purchase of property and equipment	(11,836)	(4,247)	(9,636)	(11,281)
Business acquisitions, net of cash acquired	(16,520)	(8,065)	513	(11,085)
Purchase of investments for deferred compensation plan	(10,466)	(1,789)	—	—
Proceeds from sale of investments in deferred compensation plan	1,692	—	—	—
Net cash used in investing activities	(37,130)	(14,101)	(9,123)	(22,366)

Cash flows from financing activities:
Distributions to non-controlling unitholders	(10,544)	(575)	(28,374)	(406)
Payment of debt issuance costs	(589)	—	—	—
Repayments of debt	(794)	(35,000)	(793)	(650)
Redemption of unitholders’ equity	—	(140,498)	—	—
Principal payments under capital lease obligation	—	(62)	(187)	(386)
Repurchase of equity units	—	—	(343)	(1,079)
Proceeds from issuance of debt	—	—	—	30,000
Net proceeds from issuance of equity units	—	186,718	—	200
Proceeds from exercise of IPO options	69	—	—	—
Net cash provided by/(used in) financing activities	(11,858)	10,583	(29,697)	27,679

Effect of exchange rate on cash and cash equivalents	(261)	337	756	267

Net increase/(decrease) in cash and cash equivalents	(8,862)	39,705	(8,594)	46,998
Cash and cash equivalents at beginning of period	90,243	50,538	59,132	12,134
Cash and cash equivalents at end of period	$81,381	$90,243	$50,538	$59,132

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statement of Cash Flows — Continued

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Supplemental disclosures of cash flow activities:
Interest paid	$3,043	—	$6,102	$5,170
Income taxes paid	$7,690	$3,670	$1,815	$902

Supplemental disclosures of non-cash investing and financing activities:
Class A common stock (Successor) or New Class A Units (Predecessor) issued for business acquisitions	$5,443	$3,000	$—	$1,710

Exchange of New Class A Units and Class B common stock for Class A common stock	$1	$—	$—	$—

Property and equipment acquired under capital lease	$—	$—	$—	$635

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statement of Unitholders’ Equity

and Comprehensive Income/(Loss)

(In thousands)

	Predecessor
	Period from January 1 to October 3, 2007	Year Ended December 31, 2006
Unitholders’ equity:

Class C Units at beginning-of-period	100	104
Issuance of units in conjunction with CVC acquisition	—	—
Repurchase of units	—	(4)
Class C Units at end-of-period	100	100

Class D Units at beginning-of-period	9,852	10,339
Issuance of units in conjunction with CVC acquisition	—	—
Forfeiture of units	—	(487)
Class D Units at end-of-period	9,852	9,852

Class E Units at beginning-of-period	16,948	14,500
Granted	1,272	4,795
Repurchased	(22)	—
Forfeiture of units	(764)	(2,347)
Class E Units at end-of-period	17,434	16,948

Class F Units at beginning-of-period	3,000	—
Issuance of units in conjunction with Chanin acquisition	—	3,000
Class F Units at end-of-period	3,000	3,000

Class G Units at beginning-of-period	9,855	—
Issuance of units in conjunction with Chanin acquisition	—	9,855
Forfeiture of units	(520)	—
Class G Units at end-of-period	9,335	9,855

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statement of Unitholders’ Equity

and Comprehensive Income/(Loss) — Continued

(In thousands)

	Predecessor
	Period from January 1 to October 3,	Year Ended December 31,
	2007	2006
Class F Units at beginning-of-period	$1,710	$—
Issuance of units in conjunction with Chanin acquisition	—	1,710
Class F Units at end-of-period	$1,710	1,710

Additional paid-in capital:
Balance at beginning-of-period	$2,343	3,916
Reclassification of equity-based awards	6,262	(2,602)
Equity-based compensation	861	1,345
Conversion of DPA liability awards to equity	91,937	—
Collapse of DPA redeemable units	39,024	—
Collapse of DPA Class F units	1,710	—
Repurchase of units	(219)	(316)
Balance at end-of period	141,918	2,343

Accumulated other comprehensive income/(loss):
Balance at beginning-of-period	(248)	—
Affect of adoption of SFAS 158	—	(515)
Amortization of post-retirement benefits	36	—
Currency translation adjustment	755	267
Balance at end-of period	543	(248)

Retained earnings/(deficit)
Balance at beginning-of-period	(1,760)	(11,853)
Net income/(loss)	6,898	10,499
Distribution to unitholders	(28,277)	(406)
Balance at end-of period	(23,139)	(1,760)

Total unitholders’ equity	$119,322	$2,045

Comprehensive income:
Net income	$6,898	$10,499
Amortization of post-retirement benefits	36	—
Currency translation adjustment	755	267
Total comprehensive income	$7,689	$10,766

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

and Comprehensive Income/(Loss)

(In thousands)

						Accumulated	Retained
						Other	Earnings/	Total
	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Stockholders’
SUCCESSOR	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income	Deficit)	Equity

Beginning balance	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock (IPO), net of $20,238 of issuance costs	9,545	96	—	—	132,386	—	—	132,482
Issuance of common stock for Shinsei transaction	3,375	34	—	—	54,202	—	—	54,236
Issuance of common stock for Rash acquisition	144	1	—	—	2,999	—	—	3,000
Issuance of restricted stock awards	61	—	—	—	—	—	—	—
Contribution of DPA net assets	—	—	30,000	3	119,322	—	—	119,325
Redemption of DPA New Class A Units	—	—	(8,887)	(1)	(140,498)	—	—	(140,499)
Initial allocation on non-controlling interest in DPA	—	—	—	—	(102,535)	—	—	(102,535)
Cancellations	—	—	(23)	—	—	—	—	—
Deferred tax asset effective tax rate conversion	—	—	—	—	1,580	—	—	1,580
Equity-based compensation	—	—	—	—	26,164	—	—	26,164
Distributions to DPA non-controlling unitholders	—	—	—	—	(576)	—	—	(576)
Allocation of non-controlling interest for the period from October 4 to December 31, 2007	—	—	—	—	(17,669)	—	—	(17,669)
	13,125	131	21,090	2	75,375	—	—	75,508

Net loss available to holders of Class A common stock for the period October 4 to December 31, 2007	—	—	—	—	—	—	(6,352)	(6,352)
Currency translation adjustment	—	—	—	—	—	337	—	337
Amortization of post-retirement benefits	—	—	—	—	—	11	—	11
Total comprehensive income	—	—	—	—	—	348	(6,352)	(6,004)

Balance as of December 31, 2007	13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries

Consolidated Statement of Stockholders’ Equity

and Comprehensive Income/(Loss) — Continued

(In thousands)

						Accumulated	Retained
						Other	Earnings/	Total
	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Stockholders’
SUCCESSOR	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Deficit)	Equity

Balance as of December 31, 2007	13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$69,504

Net income for the year ended December 31, 2008	—	—	—	—	—	—	5,225	5,225
Currency translation adjustment	—	—	—	—	—	(262)	—	(262)
Amortization of post-retirement benefits	—	—	—	—	—	209	—	209
Total comprehensive income/(loss)	—	—	—	—	—	(53)	5,225	5,172

Issuance of common stock	322	3	—	—	5,440	—	—	5,443
Conversion of New Class A Units	69	—	(69)	—	—	—	—	—
Issuance of restricted stock awards	1,226	13	—	—	—	—	—	13
Exercise of stock options	16	—	—	—	255	—	—	255
Forfeitures	(39)	—	(132)	—	—	—	—	—
Equity-based compensation	—	—	—	—	30,725	—	—	30,725
Income tax benefit on equity-based compensation	—	—	—	—	131	—	—	131
Distributions to non-controlling unitholders	—	—	—	—	(9,752)	—	—	(9,752)
Allocation of non-controlling interest	—	—	—	—	(6,582)	—	—	(6,582)
Adjustment to due to non-controlling unitholders	—	—	—	—	5,982	—	—	5,982
Deferred tax asset effective tax rate conversion	—	—	—	—	(889)	—	—	(889)
Other	—	—	—	—	127	—	—	127
Balance as of December 31, 2008	14,719	$147	20,889	$2	$100,812	$295	$(1,127)	$100,129

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 1.   Organization and Nature of the Company

Duff & Phelps Corporation (the “Company”), a Delaware corporation, was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Company’s common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and subsidiaries (“D&P Acquisitions”).  The Company has not engaged in any business or other activities except in connection with its formation and the IPO.

The Company is a leading provider of independent financial advisory and investment banking services.  Its mission is to help its clients protect, maximize and recover value.  The foundation of its services is its ability to provide independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, dispute and taxation.  The Company believes the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice.  The Company serves a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

On September 27, 2007, a registration statement relating to shares of Class A common stock of the Company was declared effective and the price of such shares was set at $16.00 per share.  The IPO closed on October 3, 2007. Pursuant to the IPO, the Company sold 9,545 shares of Class A common stock (including 1,245 shares of Class A common stock sold as a result of the exercise of the underwriters’ over-allotment option).

References to “Successor” refer to the period subsequent to the IPO and related transactions of the Company and its consolidated subsidiaries.  References to “Predecessor” refer to the period prior to the IPO and related transactions of D&P Acquisitions.  D&P Acquisitions or “Predecessor” was comprised of certain consolidated entities under the common ownership of D&P Acquisitions.  References to “revenue” or “revenues” refer to revenue excluding client reimbursable expenses, unless otherwise noted.  Amounts are reported in thousands, except for per share amounts, rate-per-hour, headcount or where the context requires otherwise.

As a result of the IPO and the Recapitalization Transactions (as defined and described below), the Company became the sole managing member of and has a controlling interest in D&P Acquisitions.  The Company’s only business is to act as the sole managing member of D&P Acquisitions, and, as such, the Company operates and controls all of the business and affairs of D&P Acquisitions and consolidates the financial results of D&P Acquisitions into the Company’s consolidated financial statements effective as of the close of business October 3, 2007.

Immediately prior to the closing of the IPO of the Company on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).  Prior to the Recapitalization Transactions, D&P Acquisitions’ capital structure consisted of seven different classes of membership interests (Classes A through G, collectively “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions.  The net effect of the Recapitalization Transactions was to convert the multiple-class structure into a single new class of units called “New Class A Units.”  The conversion of all of the different classes of units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of D&P Acquisitions, as if it had been liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO.  The distribution of New Class A Units per class of outstanding units was determined pursuant to the distribution provisions set forth in D&P Acquisitions’ Second Amended and Restated Limited Liability Company Agreement, dated October 31, 2006 (“2nd LLC Agreement”).

In connection with the IPO, 8,887 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $141 (“Redemption”).  Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,033 New Class A Units issued and outstanding, of which 12,920 units were held by the Company and 21,113 units were held by existing unitholders of D&P Acquisitions.  Pursuant to the incorporation of the Company and the IPO Transactions (as defined below), the Company issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Shinsei Investment and Initial Public Offering

On September 1, 2007, the Company entered into a stock purchase agreement with Shinsei Bank, Limited, a Japanese corporation, pursuant to which the Company agreed to sell to Shinsei 3,375 shares of Class A common stock for approximately $54,200, or at a purchase price equal to $16.07 per share.  The shares were held in escrow until the closing of the IPO on October 3, 2007, at which time they were issued.  Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009.  Shinsei is currently permitted to sell up to 50% of its Class A common stock, and will be permitted to sell up to 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009.  In addition, Shinsei is restricted from purchasing any additional Class A common stock until March 5, 2009.  In connection with this investment, the Company granted Shinsei registration rights.

The IPO, together with the Shinsei Investment, resulted in the issuance by the Company of 12,920 shares of Class A common stock (including 1,245 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option), and net proceeds to the Company of approximately $186,718 (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment).  Upon consummation of the IPO and the Shinsei Investment, the Company contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to the Company a number of New Class A Units equal to the number of shares of Class A common stock that the Company issued in connection with the IPO and the Shinsei Investment.  In connection with its acquisition of New Class A Units, the Company became the sole managing member of D&P Acquisitions.  D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140,500 of New Class A Units held by existing unitholders of D&P Acquisitions, $35,000 to repay borrowings and approximately $11,200 for general corporate purposes.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an exchange agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company’s Class A common stock on a one-for-one basis (“Exchange Agreement”).

The following table summarizes the proceeds received from the IPO and Shinsei investment:

Stock subscription: 8,300 shares at $16.00 per share	$132,800
Stock subscription: 3,375 shares at $16.07 per share	54,236
Over allotment: 1,245 shares at $16.00 per share	19,920
IPO related expenses	(20,238)
Net proceeds	$186,718

•                  The Company became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business.  Accordingly, although the Company has a minority economic interest in D&P Acquisitions (41.3% as of December 31, 2008), the Company has sole voting power (100%) and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero;

•                  Investors in the IPO and Shinsei held 12,920 shares of the Company’s Class A common stock, the existing unitholders of D&P Acquisitions held 21,113 shares of the Company’s Class B common stock and 21,113 New Class A Units of D&P Acquisitions, and the Company held 12,920 New Class A Units of D&P Acquisitions immediately following the IPO; and

•                  The New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock will be required to be cancelled.  However, the exchange of New Class A Units for shares of the Company’s Class A common stock will not affect the Company’s Class B

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

common stockholders’ voting power since the votes represented by the cancelled shares of the Company’s Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

The Recapitalization Transactions, the Shinsei Investment and the IPO are collectively referred to as the “IPO Transactions.”

Non-Controlling Interest

Although the Company has sole voting power(100%) in and controls the management of D&P Acquisitions, it owns a minority economic interest (41.3%) in D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records non-controlling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  Non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the non-controlling unitholders.  Non-controlling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the non-controlling unitholders based on the portion of total New Class A Units owned by such unitholders.  The ownership of the New Class A Units is summarized as follows:

	Duff & Phelps Corporation	Non- Controlling Unitholders	Total
October 4, 2007	12,920	21,112	34,032
Issuance for acquisitions	144	—	144
Issuance of restricted stock awards	61	—	61
Forfeitures	—	(22)	(22)
December 31, 2007	13,125	21,090	34,215
Issuance for acquisitions	322	—	322
Conversions to common stock	69	(69)	—
Issuance for exercise of stock optons	16	—	16
Issuance of restricted stock awards	1,226	—	1,226
Forfeitures	(39)	(132)	(171)
December 31, 2008	14,719	20,889	35,608

Percent of total New Class A Units
December 31, 2007	38.4%	61.6%	100%
December 31, 2008	41.3%	58.7%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The non-controlling interest associated with the initial investment by the Company in D&P Acquisitions and subsequent transactions is calculated as follows:

Total D&P Acquisitions unitholders’ net assets as of October 3, 2007	$119,322
The Company’s investment in D&P Acquisitions	186,718
Redemption of D&P Acquisitions New Class A Units	(140,498)
D&P Acquisitions’ equity balance post Redemption	165,542
Non-controlling unitholders’ percentage	62%
Initial allocation of non-controlling interest in D&P Acquisitions	102,535

Allocation of non-controlling interest associated with:
D&P Acquisitions’ tax distribution	(357)
Equity-based compensation	15,960
Acquisitions	1,854
Other items	212
Subtotal	17,669

Allocation of loss of D&P Acquisitions	(8,225)
As of December 31, 2007	111,979

Allocation of non-controlling interest associated with:
D&P Acquisitions’ tax distributions	(9,155)
Equity-based compensation	18,054
Change in ownership interests	(5,856)
Acquisitions	3,219
Other items	320
Subtotal	6,582

Allocation of income of D&P Acquisitions	19,069
As of December 31, 2008	$137,630

Tax Receivable Agreement and Tax Distributions

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions as described above, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions’ tax basis for its assets.   Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a U.S. federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of D&P Acquisitions’ units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the Exchange Agreement described above) will be adjusted based upon the amount that the Company has paid for that portion of its D&P Acquisitions units.  D&P Acquisitions made aggregate distributions to members, not including the Company, of $9,752 and $28,949 during the years ended December 31, 2008 and 2007, with respect to estimated taxable income for 2007 and 2006, respectively.  In January 2009, D&P Acquisitions made a distribution to members, not including the Company, totaling $8,651, with respect to estimated taxable income for 2008.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that will provide for the payment by the Company to the existing unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions’ goodwill and similar intangible assets (determined as of the date of the IPO) that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  In 2008, the Company made payments to the unitholders of D&P Acquisitions, not including the Company, totaling $791 with respect to the period from October 4 through December 31, 2007.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

The Company recorded a liability of $58,479 and $68,310, including a current portion of $3,148 and $3,114 at December 31, 2008 and 2007, respectively, representing the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement as a result of the Redemption payments.  During the year ended December 31, 2008, the Company recorded an immaterial adjustment to reduce the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $5,982 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position at December 31, 2007 or any periods throughout 2008.

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

The Company is subject to uncertainties, such as the impact of future events, economic, environmental and political factors, and changes in the business climate; therefore, actual results may differ from those estimates.  When no estimate in a given range is deemed to be better than any other when estimating contingent liabilities, the low end of the range is accrued.  Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes.  Changes in estimates are made when circumstances warrant. Such changes and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements.

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

(In thousands, except per share amounts)

Revenues are primarily generated from financial advisory and investment banking services.  The Company typically enters into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis.

Revenues from time-and-materials engagements are recognized as the hours are incurred by the Company’s professionals.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Revenues for contracts with multiple elements are allocated pursuant to Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables, based on the element’s fair value.  Fair value is determined based on the prices charged when each element is sold separately.  Revenues are recognized in accordance with our accounting policies for the elements.  Elements qualify for separation when the services have value on a stand-alone basis and fair value of the separate element exists.  While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as the Company sells those elements individually outside of a multiple services engagement.  Contracts with multiple elements are generally fixed-fee or time-and-materials engagements.  Contracts are typically terminable by either party upon sufficient notification and do not include provisions for refunds relating to services provided.

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

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues.  Expense reimbursements that are billable to clients are included in total revenues, and typically an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured.  Taxes collected from customers and remitted to governmental authorities are presented in the income statement on a net basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts by calculating and recording a specified percentage of the individual open receivable balances.  Specific allowances are also recorded based on historical experience, analysis of past due accounts, client creditworthiness and other current available information.  The allowance for doubtful accounts totaled $1,701 and $1,881 at December 31, 2008 and 2007, respectively.

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.  To the extent the provision relates to a client’s inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients.  The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses.  No single client accounted for more than 1.5% of total revenues in the year ended December 31, 2008, the period from October 4 to December 31, 2007; the period from January 1 to October 3, 2007; and the year ended December 31, 2006.  No single client balance is considered large enough to pose a significant credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual funds, in which the Company is exposed to market and credit risk.  Cash and cash equivalent balances which are legally restricted from use by the Company are recorded in other assets in the consolidated balance sheets.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Of our total cash balance of $81,381 at December 31, 2008, $71,760 was held in U.S. non-interest bearing transaction accounts which participate in the FDIC’s Transaction Account Guarantee Program.  This program provides unlimited deposit insurance coverage for U.S. non-interest bearing transaction accounts until the end of 2009.  The remaining $9,621 of cash balances was held in other U.S. or bank accounts internationally which do not participate in the program.

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

The Company evaluates goodwill for impairment using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for each of the Company’s two reporting units is compared to its book value, including goodwill.  If the fair value of the reporting unit is less than the book value, a second step is performed that compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill.  The fair value for the goodwill is determined based on the difference between the fair values of each of the two reporting units and the net fair values of the identifiable assets and liabilities of such reporting units.  If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.  The Company has concluded that there has been no impairment of goodwill for each period presented.

The Company evaluates the remaining useful lives of intangible assets not being amortized each year to determine whether events or circumstances continue to support an indefinite useful life.  There have been no changes in useful lives of indefinite-lived intangible assets for each period presented.

Acquisition Accounting

Acquisitions are currently accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  SFAS 141 requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For long-lived assets held for sale, assets are written down to fair value, less cost to sell.  Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, an interest rate swap agreement, accounts receivable, accounts payable, accrued expenses, debt and other liabilities.  The fair value of these instruments approximated their carrying value at December 31, 2008 and 2007.

Foreign Currency Translation

The Company’s foreign operations use their local currency as their functional currency.  Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses.  Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income or loss within unitholders’ and stockholders’ equity under the caption currency translation adjustment.  Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the consolidated statements of operations.  Transaction gains and losses are not material.

Other Comprehensive Income

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition into the statement of operations.  Accumulated other comprehensive loss is separately presented on the Company’s consolidated balance sheet as part of unitholders’ and stockholders’ equity.

Accounting for Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”).  Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, and changes in applicable tax laws and other factors.  If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future.  The allowance will result in a charge to the Company’s consolidated statements of operations.  Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

The Company accounts for uncertainties in income tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

return.  The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

Leases

The Company leases office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease.  Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property.  The Company has various leases that grant a free rent period and entitle the Company to a lease incentive.  Rent expense is reflected in the consolidated financial statements on a straight-line basis over the term of the leases.  In addition to office leases, the Company leases a nominal amount of equipment under operating leases.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  SFAS 133 establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values.  Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge).  For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income.  Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.  Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

The Company maintains one interest rate swap agreement and has not applied hedge accounting to that instrument. Therefore, the interest rate swap has been marked to market with changes in fair value recorded in the accompanying consolidated statements of operations, and its carrying value equals fair value at December 31, 2008 and 2007.  The Company neither holds nor issues derivative financial instruments for trading purposes.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s business segments and related disclosures about its products, services, geographic areas and major customers.  The Company provides services through two segments:  Financial Advisory and Investment Banking.  The Financial Advisory segment provides services related to valuation advisory, corporate finance consulting, tax services, and dispute and legal management consulting; the revenue model associated with this segment is generally based on time and materials.  The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and global restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not expect the adoption of SFAS 162 to have a material impact on its financial condition, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements.  SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  This is effective prospectively beginning on January 1, 2009 when the Company will begin reporting non-controlling interest as a component within stockholders’ equity.  The Company is currently evaluating the impact that other aspects of this standard may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires all entities to account for business combinations and subsequent consolidations to follow the entity view in which the parent company consolidates 100% of the book value of the acquiree’s net assets plus 100% of the fair value increment and where goodwill is recognized and allocated between controlling and non-controlling interests.  This is effective prospectively for business combinations for which the acquisition date is on or after January 1, 2009.  The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

In September 2006, SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements in financial statements, but standardizes its definition and guidance in GAAP.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities.  The Company adopted SFAS 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The partial adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157 on its financial position and results of operations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 3.   Acquisitions

The following table summarizes the Company’s recent acquisitions:

Effective
Date	Acquisition	Description

8/8/08	Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group)	Financial consulting firm that specializes in intellectual property dispute support and expert testimony.

7/31/08	Kane Reece Associates, Inc.	Valuation, management and technical consulting firm with a focus on the communications, entertainment and media industries.

7/15/08	World Tax Service US, LLC	Tax advisory firm focused on the delivery of sophisticated international and domestic tax services.

4/11/08	Dubinsky & Company, P.C.	Washington, D.C. metro based specialty consulting primarily focused on litigation support and forensic services.

10/31/07	Rash & Associates, L.P.	Nationwide provider of property tax management services.

The purchase price of each of these acquisitions was immaterial to the Company’s consolidated financial statements, both individually and in the aggregate.  Each of these acquisitions operates as part of the Financial Advisory segment.

Chanin Capital Partners, LLC

On October 31, 2006, the D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners, LLC (“Chanin”), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services.  The acquisition of Chanin diversified the Company’s revenue base and enabled it to expand its service offering to include financial restructuring advice to constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties.

The purchase price totaled $21,186 and consisted of cash, the issuance of Legacy Units of D&P Acquisitions, earn-out payments and professional fees.  The earn-out payments totaled $3,463 for the annual period ended on October 31, 2007.  No earn-out was earned for the annual period ended on October 31, 2008.  The sellers are eligible for one remaining earn-out payment of up to $5,000 for the annual period ending on October 31, 2009.

Standard & Poor’s Corporate Value Consulting

On September 30, 2005, D&P Acquisitions acquired substantially all of the assets and assumed certain liabilities of the Corporate Value Consulting business (“CVC”) from the Standard & Poor’s division of The McGraw-Hill Companies, Inc.  The Company incurred compensation expense in connection with deferred payments that it agreed to make to certain former employees of CVC.  The offers of employment to these employees included retention payments of $9,800 paid in November 2005 and $11,400 payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by the Company as of the anniversary date.

The Company recognizes the expenses associated with these payments on a graded-tranche basis, whereby the first anniversary payment was recognized over the first 12 months since the CVC acquisition, the second anniversary payment was recognized over the first 24 months since the CVC acquisition, and the third anniversary payment was recognized over the 36 month period since the CVC acquisition, adjusted for any terminations that may result in an accelerated payment.  The Company paid a total of $3,241 and $3,339 to such employees for the years ended December 31, 2008 and 2007, respectively.  The final payments were made in 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

		Period from
	Year Ended	October 4 to
	December 31,	December 31,
	2008	2007
Basic and diluted net income/(loss) per share:

Numerator
Net income/(loss) available to holders of Class A common stock	$5,225	$(6,352)

Denominator for basic net income/(loss) per share of Class A common stock
Weighted average shares of Class A common stock	13,225	13,018

Denominator for diluted net income/(loss) per share of Class A common stock
Weighted average shares of Class A common stock	13,225	13,018
Add dilutive effect of the following:
Restricted stock awards and units	276	—
Assumed conversion of New Class A Units for Class A common stock(a)	—	—
Dilutive weighted average shares of Class A common stock	13,501	13,018

Basic income/(loss) per share of Class A common stock	$0.40	$(0.49)

Diluted income/(loss) per share of Class A common stock	$0.39	$(0.49)

(a)          The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	20,845	20,808
Weighted average IPO Options outstanding	2,039	2,074

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

(In thousands, except per share amounts)

Note 5.   Fair Value Measurements

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

The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)	$—	$7,946	$—	$7,946
Total assets	$—	$7,946	$—	$7,946

Benefits payable in conjunction with deferred compensation plan(1)	$—	$8,479	$—	$8,479
Interest rate swap(2)	—	930	—	930
Total liabilities	$—	$9,409	$—	$9,409

(1)          The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.  The deferred compensation plan is further discussed in Note 15.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 6.   Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2008	2007
Office furniture, computers and equipment	$27,029	$19,790
Leasehold improvements	15,437	12,441
Sub-total	42,466	32,231
Less: accumulated depreciation	(14,116)	(8,545)
Property and equipment, net	$28,350	$23,686

Depreciation of property and equipment is summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006

Depreciation expense	$5,771	$1,343	$3,533	$3,459

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 7.          Goodwill and Other Intangible Assets

Goodwill and other intangible assets increased between periods as a result of the Company’s acquisitions (see summary of acquisitions in Note 3).  The following table summarizes the activity in goodwill by segment:

	Successcor
	Year Ended			Period from October 4 to
	December 31, 2008			December 31, 2007
	Financial	Investment		Financial	Investment
	Advisory	Banking	Total	Advisory	Banking	Total
Beginning balance	$81,069	$26,493	$107,562	$74,770	$23,619	$98,389
Additions due to acquisitions
Chanin	—	—	—	—	2,874	2,874
Other	8,894	—	8,894	6,299	—	6,299
	8,894	—	8,894	6,299	2,874	9,173
Ending balance	$89,963	$26,493	$116,456	$81,069	$26,493	$107,562

	Predecessor
	Period from January 1 to
	October 4, 2007
	Financial	Investment
	Advisory	Banking	Total
Beginning balance	$74,695	$23,619	$98,314
Additions due to acquisitions
Chanin	—	—	—
Other	75	—	75
	75	—	75
Ending balance	$74,770	$23,619	$98,389

The following table summarizes other intangible assets:

	December 31, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Customer lists	$31,070	$(6,341)	$24,729	$25,410	$(4,167)	$21,243
Trade names	3,382	(2,303)	1,079	2,582	(1,213)	1,369
Indefinite-lived trade names	3,120	—	3,120	3,120	—	3,120
Non-compete	4,841	(3,139)	1,702	3,221	(2,864)	357
Software	2,875	(1,308)	1,567	2,875	(731)	2,144
Other intangibles	3,451	(3,451)	—	3,451	(3,451)	—
Total intangible assets	$48,739	$(16,542)	$32,197	$40,659	$(12,426)	$28,233

Non-compete agreements are being amortized over an expected life of five years.  The remaining finite-lived trade names are being amortized over an expected life of two to 10 years.  Customer lists are being amortized over an expected life of nine to 15 years.  Software is being amortized over an expected life of five years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Amortization expense of intangible assets is summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006

Amortization expense	$4,045	$1,041	$3,221	$4,243

Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2009	$3,730
2010	3,348
2011	3,146
2012	3,017
2013	2,597
Thereafter	12,438

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 8.   Long-Term Debt

The Company’s long-term obligations are summarized in the following table:

	December 31,	December 31,
	2008	2007

Outstanding balance of credit facility	$42,763	$43,557
Less: current amounts due in following year	(794)	(794)
Long-term portion	41,969	42,763
Debt discount and interest rate swap	209	(376)
Long-term debt, less current portion	$42,178	$42,387

The Company has a seven-year credit facility, which expires on October 1, 2012.  The facility consists of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request.  No additional amounts are available under the term loan facilities at December 31, 2008.  The amount available for future borrowings under the revolver loan was $15,760 at December 31, 2008.

At December 31, 2008, $42,763 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility.  The Company is required to make annual principal payments of $794 with the remaining balance due upon maturity.  Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%.  The Company incurs an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.  All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries.  The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis.

Pursuant to the terms of the credit facility, letters of credit in the amount of $4,240 have been issued on the account of the Company as of December 31, 2008, primarily in connection with real estate leases.  This amount reduces availability under the revolver.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA and a fixed charge coverage ratio.  During the year, the Company received a waiver related to certain nonfinancial covenants under the terms of its credit facility of which the Company was not in compliance.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2008.

The credit facility requires a mandatory prepayment in an amount equal to half of the Excess Cash Flow (as defined in the credit agreement) for each year.  In the event that the consolidated senior leverage ratio on the last day of such fiscal year is less than 1.50 to 1.00, there will be no mandatory prepayment.  Excess Cash Flow (as defined in the credit agreement) was negative in 2008 and 2007 and there was no mandatory prepayment.

The Company has a $24,100 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Consolidated Statement of Operations:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Gain/(loss) resulting from change in fair value of interest rate swap	$(367)	$(393)	$(299)	$347

Estimated fair value - asset/(liability)	$(930)	$(563)	$(170)	$129

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 9.       Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2008	2007

Deferred rent	$15,972	$14,414
Other	743	846
	$16,715	$15,260

Note 10.     Capital Structure

For information regarding the current capital structure of the Company, please refer to the description of the Recapitalization Transactions and IPO Transactions in Note 1.

Subsequent to the IPO Transactions, the Company has two classes of common stock, Class A and Class B, which are described as follows:

(a)          Class A common stock

Holders of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of the Company’s Class A common stock are entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

In the event of the Company’s merger or consolidation with or into another entity in connection with which shares of the Company’s Class A common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of shares of the Company’s Class A common stock will thereafter be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash).  Upon the Company’s dissolution or liquidation or the sale of all or substantially all of the Company’s assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company’s Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution.

Holders of the Company’s Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Subject to the transfer restrictions set forth in the 3rd LLC Agreement of D&P Acquisitions, holders of fully vested New Class A Units (other than Duff & Phelps Corporation) may exchange these New Class A Units with D&P Acquisitions for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company’s Class A common stock on a one-for-one basis.  New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock will be required to be cancelled.  However, the exchange of New Class A Units for shares of the Company’s Class A common stock will not affect the Company’s Class B common stockholders’ voting power since the votes represented by the cancelled shares of the Company’s Class B common stock will be replaced

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.  Pursuant to the terms of the Exchange Agreement, in December 2008, 69 New Class A Units were exchanged for 69 shares of Class A common stock and 69 shares of Class B common stock were cancelled.  The Company received no consideration in connection with the exchange.

(b)         Class B common stock

Holders of the Company’s Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class B common stock and Class A common stock present in person or represented by proxy, voting together as a single class.  Except as otherwise provided by law, amendments to the amended and restated certificate of incorporation must be approved by a majority of the combined voting power of all shares of Class B common stock and Class A common stock, voting together as a single class.  However, amendments to the certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B common stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate class.  Notwithstanding the foregoing, any amendment to the Company’s amended and restated certificate of incorporation to increase or decrease the authorized shares of any class of common stock shall be approved upon the affirmative vote of the holders of a majority of the shares of Class B common stock and Class A common stock, voting together as a single class.

Holders of the Company’s Class B common stock will not have any right to receive dividends (other than dividends consisting of shares of the Company’s Class B common stock paid proportionally with respect to each outstanding share of the Company’s Class B common stock) or to receive a distribution upon a liquidation or winding up of the Company.  Holders of the Company’s Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Legacy Capital Structure

The capital structure discussed below is reflective of D&P Acquisitions’ structure as it existed at October 3, 2007, immediately prior to the Recapitalization Transactions.  Immediately following the Recapitalization Transactions, the provisions set forth below no longer apply.

(a)          General

On September 30, 2005, the Company issued an aggregate of 50,628 Legacy Class A Units (“Legacy Class A Units”); 24,429 Legacy Class B Units (“Legacy Class B Units”); 104 Legacy Class C Units (“Legacy Class C Units”); 10,339 Legacy Class D Units (“Legacy Class D Units”) and 14,500 Legacy Class E Units (“Legacy Class E Units”).

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

On October 31, 2006, the Company issued an aggregate of 3,000 Legacy Class F (the “Legacy Class F Units”) and 9,855 Legacy Class G Units (the “Legacy Class G Units” and together with the Legacy Class A Units, the Legacy Class B Units, the Legacy Class C Units, the Legacy Class D Units, the Legacy Class E Units and the Legacy Class F Units, collectively the “Legacy Units”) in connection with the Chanin acquisition.  The Legacy Class F Units have a capped preference value of $1.00 per unit, and are not participating profits units.  The Company did not realize any proceeds relating to the issuance of the Legacy Class G Units, which were issued in consideration for services to be provided by the holders of such Units.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

(c)          Priority on Distributions

Distributions are made at such times as determined by the management committee of the Company.  The Legacy Class A Units and Legacy Class B Units (to the extent of the Legacy Class A Capital and the preferred Legacy Class B Capital (each as defined below)) rank pari passu with one another with respect to the return of invested capital and are senior in right to all other classes and series of the Company’s equity securities with respect to distribution and redemptions and upon a liquidation or sale of the Company, including the Legacy Class B Units to the extent of the common Legacy Class B Capital (as defined below), the Legacy Class C Units, the Legacy Class D Units, the Legacy Class E Units, the Legacy Class F Units and the Legacy Class G Units.  The Legacy Class A Units, the Legacy Class B Units and the Legacy Class C Units are entitled to a priority on distributions and redemptions upon a liquidation or sale of the Company, as well as a participating right to share pro rate in all distributions once the aggregate priority has been satisfied.  The Legacy Class F Units are entitled only to a priority on distributions and redemptions upon a liquidation or sale of the Company.  The Legacy Class D Units, the Legacy Class E Units and the Legacy Class G Units are profits interests that are entitled only to share pro rata in all distributions once distributions are equal to the floor price at which such Units were issued.  The priority of distributions, including upon liquidation or sale of the Company and may be adjusted with respect to prior non pro-rata distributions pursuant to the terms of the 2nd LLC Agreement, to holders of the Units at December 31, 2007, including with respect to the Legacy Class C Units, Legacy Class D Units, Legacy Class E Units and Legacy Class G Units, to the extent such Units have vested, is described in more detail below:

•                  First, $94,478 to the holders of Legacy Class A Units and Legacy Class B Units pro rata based on capital invested [e.g., $83,000 for the Legacy Class A Units (the Legacy Class A Capital) and $11,460 for the Legacy Class B Units (the preferred Legacy Class B Capital)];

•                  Second, $44,207 to the holders of Legacy Class B Units and the Legacy Class C Units pro rata based on capital invested [e.g., $27,940 for the Legacy Class B Units (the common Legacy Class B Capital and, together with preferred Legacy Class B Capital, the Legacy Class B Capital)] and $16,295 for the Legacy Class C Units (the Legacy Class C Capital);

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

(In thousands, except per share amounts)

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

(e)          Redemption Provisions

At any time following September 30, 2011, the majority of certain groups that hold the Legacy Class A Units may request that the Company redeem all or a specified portion of such holders’ Legacy Class A Units at a redemption price per Class A Unit that is equal to the greater of the unreturned Legacy Class A Capital with respect to such Legacy Class A Unit or the amount that a Class A Unit would be entitled to receive under the heading “Priority on Distributions” above in the event of a hypothetical sale of the Company.

In the event that certain holders of Legacy Class A Units request that the Company redeem all or a specified percentage of such holders’ Legacy Class A Units, certain holders of Legacy Class B Units may request that the Company redeem a specified percentage of such holders’ Legacy Class B Units.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(f)            Class A and B Units

The following is a rollforward of activity of the Class A and B Units:

Class A Units
Class A Units, January 1, 2005	—	$—
Issuance of Class A Units	50,628	80,358
Class A Units, December 31, 2005	50,628	80,358
Issuance of Class A Units	122	200
Redemption of Class A Units	(61)	(100)
Class A Units at December 31, 2006	50,689	80,458
Issuance of Class A Units	—	—
Redemption of Class A Units	—	—
Class A Units at October 3, 2007	50,689	$80,458

Class B Units
Class B Units, January 1, 2005	—	$—
Issuance of Class B Units	24,429	11,695
Class B Units, December 31, 2005	24,429	11,695
Redemption of Class B Units	(267)	(180)
Class B Units at December 31, 2006	24,162	11,515
Redemption of Class B Units	(76)	(36)
Class B Units at October 3, 2007	24,086	$11,479

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 11.     Equity-Based Compensation

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

	Successor
				Period from
	Year Ended			October 4 to
	December 31, 2008			December 31, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$13,056	$5,519	$18,575	$22,575	$1,811	$24,386
IPO Options	4,386	1,945	6,331	1,209	547	1,756
Ongoing RSAs	3,095	3,339	6,434	22	498	520
Total	$20,537	$10,803	$31,340	$23,806	$2,856	$26,662

Predecessor
Period from
		January 1 to			Year Ended
	October 3, 2007			December 31, 2006
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034
IPO Options	—	—	—	—	—	—
Ongoing RSAs	—	—	—	—	—	—
Total	$23,187	$8,241	$31,428	$10,244	$3,790	$14,034

Legacy Units

The Company has four classes of Legacy Units (Legacy Class C, Legacy Class D, Legacy Class E, and Legacy Class G Units) that have been issued as long-term incentive compensation to management and independent members of the board of directors.  All classes are subject to the participation preferences and other rights of the Legacy Class A and B Unit capital as further described in Note 10.

In conjunction with the acquisition of CVC on September 30, 2005, the Company issued 104,432 Legacy Class C Units; 10,339 Legacy Class D Units and 14,500 Legacy Class E Units.  In conjunction with the acquisition of Chanin on October 31, 2006, the Company issued 9,855 Legacy Class G Units.  The Legacy Class C and D Units have certain five-year vesting provisions, as more precisely defined in the individual grant agreements. However, both old classes have accelerated vesting in the case of a sale of the Company or a qualified liquidity event.  In the case of an IPO, 25% of the units vest for each full year of continuous service from the date of issuance and 25% vest on each anniversary date after the event assuming that the holder remains employed by the Company.

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

(In thousands, except per share amounts)

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

Upon a termination of such holder’s employment other than for cause, unvested Legacy Class E Units will be forfeited for no consideration and vested Legacy Class E Units may be repurchased for a repurchase price equal to the fair market value of such Legacy Class E Units at the option of the Company.  Upon a termination of such holder’s employment for cause or if the holder resigns without good reason and then competes with the Company, all vested and unvested Legacy Class E Units will be forfeited without any consideration. For the purposes of calculating periodic equity-based compensation expense, a five-year service period has been assumed and graded vesting is used to allocate compensation expense.  As a result, for the purpose of recognizing equity-based compensation expense only, full vesting has been assumed as of the date an individual becomes retirement-eligible and is recognized over the period from the date of grant to the retirement-eligible date, if this period is shorter than the requisite service period.

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

As described above the Legacy Class C, D, and G units have certain provisions that accelerated vesting in the event of an IPO.  At the time of the IPO, the vesting associated with the Legacy Class C and D units changed from five year cliff vesting to four year ratable vesting.  As such, an adjustment to recognize the additional expense of $6,573 and $12,283 was recognized in the period from October 4 to December 31, 2007 for the Legacy Class C and D units, respectively.  At the time of the IPO, the Legacy Class G units maintained a five year vesting life, but changed from cliff vesting to ratable vesting. As such, an adjustment to recognize the additional expense associated with this change of $1,581 was recorded in the period from October 4 to December 31, 2007.

There is no maximum contractual life of the Legacy Class C, D, E or G Units.

As discussed above, the Legacy Class C, D, E, and G Units issued to personnel as long-term incentive compensation are not options, but rather fully participating Units.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Information with respect to the year ended December 31, 2007, equity-based compensation by Legacy Class as converted at the time of the IPO is detailed below:

		Weighted
	Number of	Average
Legacy Class C Units	Awards	Fair Value
As of January 1, 2005	—	$—
Granted	104	60.88
Forfeited	—	—
As of December 31, 2005	104	60.88
Granted	—	—
Forfeited	—	—
Repurchased	(5)	96.85
As of December 31, 2006	99	143.91
Granted	—	—
Forfeited	—	—
Unvested as of October 3, 2007	99	166.74

The total fair value of Class C Units vested was zero and $476 during the period from January 1 and October 3, 2007 and the year ended December 31, 2006, respectively.

		Weighted
	Number of	Average
Legacy Class D Units	Awards	Fair Value
As of January 1, 2005	—	$—
Granted	10,339	0.68
Forfeited	—	—
As of December 31, 2005	10,339	0.68
Granted	—	—
Forfeited	(487)	0.65
As of December 31, 2006	9,852	1.38
Granted	—	—
Forfeited	—	—
Unvested as of October 3, 2007	9,852	3.06

The total fair value of Class D Units vested was zero during the period from January 1 and October 3, 2007 and the year ended December 31, 2006.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

		Weighted
	Number of	Average
Legacy Class E Units	Awards	Fair Value
As of January 1, 2005	—	$—
Granted	14,500	0.68
Forfeited	—	—
As of December 31, 2005	14,500	0.68
Granted	4,795	0.68
Forfeited	(2,348)	0.73
Vested	(2,444)	1.38
As of December 31, 2006	14,503	1.38
Granted	1,272	—
Forfeited	(764)	1.53
Vested	(2,347)	3.05
Repurchased	(22)	2.46
Unvested as of October 3, 2007	12,642	3.06

The total fair value of Class E Units vested was $7,146 and $3,372 during the period from January 1 and October 3, 2007 and the year ended December 31, 2006, respectively.

		Weighted
	Number of	Average
Legacy Class G Units	Awards	Fair Value
January 1, 2006	—	$—
Granted	9,855	0.75
Forfeited	—	—
As of December 31, 2006	9,855	—
Granted	—	—
Forfeited	(519)	0.75
Vested	(154)	0.75
Unvested as of October 3, 2007	9,182	2.72

The total fair value of Class G Units vested was $115 and zero during the period from January 1 to October 3, 2007 and the year ended December 31, 2006, respectively.

Beginning on the close of business on October 3, 2007, all Legacy Units convert to New Class A Units of D&P Acquisitions, as detailed:

	Legacy	Legacy	Legacy	Legacy
	Class C	Class D	Class E	Class G
Outstanding Legacy Units as September 30, 2007	100	9,852	17,434	9,335
Converted Legacy Units	940	(7,944)	(14,202)	(7,707)
Total converted units at October 3, 2007	1,040	1,908	3,232	1,628
New Class A Units redeemed	(519)	(131)	(170)	(218)
New Class A Units forfeited	(4)	(7)	(12)	—
Outstanding New Class A Units at December 31, 2007	517	1,770	3,050	1,410
New Class A Units redeemed	—	—	—	—
New Class A Units forfeited	(13)	(23)	(45)	(50)
Outstanding New Class A Units at December 31, 2008	504	1,747	3,005	1,360

Vested	256	1,291	1,585	471
Unvested	248	456	1,420	889

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

For a discussion of the Legacy Class A Units, Legacy Class B Units and Legacy Class F Units, see Note 10.

The Company accounts for equity-based compensation in accordance with the fair value provisions of SFAS 123(R).  Principles of option pricing theory were used to calculate the fair value of the subject grants.  Under this methodology, the Company’s various classes of Legacy Units are modeled as call options with distinct claims on the assets of the Company.  The characteristics of the Legacy Unit classes, as determined in the Company’s unit grant and limited liability corporation agreements, determine the uniqueness of each Legacy Unit’s claim on the Company’s assets relative to each other and the other components of the Company’s capital structure.  Periodic valuations were performed during 2006, at March 31, 2007, at June 30, 2007, at September 30, 2007 and at October 3, 2007 in order to properly recognize equity-based compensation.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

•                  Continued expansion of service offerings and geographies, including the opening or ramp-up of new offices in Munich and Paris, further diversifying the Company’s business and geographic mix and enhancing the Company’s prospects for future growth;

•                  Increases in multiples of earnings of certain of the Company’s comparable publicly traded peers; and

•                  Greater visibility and likelihood, over the course of the period, with respect to the prospects for marketability of the Company’s equity securities.

The equity unit valuations included the following key assumptions in the determination of fair values are summarized as follows:

	New Class A
	Units	Legacy Units
	October 3,	December 31,	December 31,
	2007	2006	2005
Implied asset volatility	22.0%	45.0%	63.0%
Expected dividends	None	None	None
Risk-free rate	5.20%	5.00%	4.18%
Expected term of the units	0 years	0.8 years	2 years

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

In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization.  A tax expense of $356 and benefit of $741 was recognized on the Legacy Class C units for the year ended December 31, 2008 and in the period October 4 to December 31, 2007, respectively.

IPO Options and Restricted Stock Awards

In connection with its IPO, the Company adopted the 2007 Omnibus Stock Plan (“Omnibus Plan”), which replaced the Company’s then existing equity plans for grants of share-based awards.  The Omnibus Plan permits the grant of 6,150 stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to the Company’s Class A common stock, or any combination of these.  This plan is administered and interpreted by the Compensation Committee of the Company’s Board of Directors.

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

(In thousands, except per share amounts)

plans vest annually over four years.  The Company plans to issue new shares of the Company’s Class A common stock whenever stock options are exercised or share awards are granted.  The Company did not grant options prior to 2007.

Restricted stock awards and restricted stock units were granted as a form of incentive compensation and are accounted for similarly.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

During the twelve months ended December 31, 2008, the Company issued 1,319 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  Expense is recognized based on the fair market value on the date of grant over the service period.  The restrictions on transfer and forfeiture provisions are eliminated after three years for all awards granted to non-executives.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors.  Of the 1,319 Ongoing RSAs granted, 233 awards were granted to executives on March 19, 2008, and 18 were granted to non-employee members of our Board of Directors on May 15, 2008.

Below is a summary of the option and restricted award activity for the period from October 4 to December 31, 2007 and the year ended December 31, 2008:

Summary of IPO Options and Ongoing RSAs

(In thousands, except per share data)

		Restricted	Restricted
	IPO	Stock	Stock
	Options	Awards	Units
Balance as of October 4, 2007	—	—	—
Granted	2,080	61	—
Forfeited	(14)	—	—
Balance as of December 31, 2007	2,066	61	—
Granted	—	1,226	93
Exercised	(16)	—	—
Forfeited	(53)	(39)	(1)
Balance as of December 31, 2008	1,997	1,248	92

Vested	492	—	—
Unvested	1,505	1,248	92

Weighted average fair value on grant date	$7.33	$14.13	$13.94
Weighted average exercise price	$16.00
Weighted average remaining contractual term	8.75
Total intrinsic value of exercised options	$60
Total fair value of options vested	$3,720
Aggregate intrinsic value	$6,232
Options expected to vest	1,846
Aggregate intrinsic value of options expected to vest	5,759

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, Executive Officers’ annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid.  The Company has recorded equity-based compensation expense of $1,541 and $498 for the year ended December 31, 2008 and in the period October 4 to December 31, 2007 in relation to the bonus earned in the 2008 and 2007 plan year.  The Company did not grant restricted shares prior to 2007.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company valued the IPO Options using the Black-Scholes method.  Asset volatility was based on the historical mean of the Company’s closest peer group.  The following table details the weighted average assumptions used to determine fair value at the time of grant:

Asset volatility	39%
Expected dividends	None
Risk-free rate	4.28%
Expected term of options	6.25 years

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 3% and 21% as of December 31, 2008 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $26,997 at December 31, 2008. The weighted-average period over which this is expected to be recognized is 0.9 years.  A tax benefit of $2,390 and $417 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the years ended December 31, 2008 and 2007, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 12.               Income Taxes

Components of the provision for income taxes consist of the following:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006

Current
Federal	$3,076	$3,496	$18	$12
Foreign	752	82	247	218
State and local	1,110	1,356	730	780
Total current expense	4,938	4,934	995	1,010

Deferred expense/(benefit)
Federal	4,879	(2,920)	—	—
Foreign	(318)	—	—	—
State and local	1,120	(838)	56	(309)
Total deferred expense/(benefit)	5,681	(3,758)	56	(309)

Provision for income tax expense	$10,619	$1,176	$1,051	$701

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

Prepaid income taxes were $727 and taxes payable were $877 at December 31, 2008 and 2007, respectively.

The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax.  Accordingly, a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Successor		Predecessor
	Year Ended December 31, 2008	Period from October 4 to December 31, 2007	Period from January 1 to October 3, 2007	Year Ended December 31, 2006

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increase due to state and local taxes	6.4%	3.7%	4.0%	1.6%
Effect of permanent differences	7.3%	(26.6)%	5.6%	2.6%
Rate benefit as a LLC	(19.6)%	(20.5)%	(34.8)%	(34.9)%
Foreign taxes	1.3%	(0.4)%	3.4%	2.0%
Effective tax rate	30.4%	(8.8)%	13.2%	6.3%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.  Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2008	2007

Current deferred tax assets
Compensation and benefits	$3,953	$8,734
Other	532	674
Net operating losses	544	797
Total current deferred tax assets	5,029	10,205

Current deferred tax liabilities
Prepaid expenses	(711)	(574)
Other	(14)	(80)
Total current deferred tax liabilities	(725)	(654)

Net current deferred tax assets	$4,304	$9,551

Long-term deferred tax assets
Compensation and benefits	$4,856	$1,434
Goodwill and other intangibles	59,265	65,495
Financing fees	—	379
Fixed assets	361	388
Other	1,480	1,213
Credits	318	—
Net operating losses	3,051	3,603
Valuation allowance	(3,333)	(3,603)
Total long-term deferred tax assets	65,998	68,909

Long-term deferred tax liabilities
Goodwill and other intangibles	(4,383)	(3,607)
Other	(6)	(56)
Total long-term deferred tax liabilities	(4,389)	(3,663)

Net long-term deferred tax assets	$61,609	$65,246

Total deferred tax assets and liabilities	$65,913	$74,797

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company.  The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards which may expire without being utilized.  These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from six years to indefinitely.  Based on the Company’s historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets, other than those offset by valuation allowances, will be realized as offsets to deferred tax liabilities and future taxable income.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The Company accounts for uncertainties in income tax positions in accordance with FIN 48.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Successor
Year Ended December 31, 2008

Beginning balance	$288
Additional based on tax positions related to the current year	187
Additional for tax positions of prior years	27
Ending balance	$502

The $502 of unrecognized tax benefit would impact the effective tax rate if realized.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  The Company recognized $22 and $15 of interest expense during the years ended December 31, 2008 and 2007, respectively.  There was no accrual or expense for penalties for the years ended December 31, 2008 and 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  Duff & Phelps, LLC and D&P Acquisitions are open for federal income tax purposes from 2005 forward.  These entities are not subject to federal income taxes as they are flow-through entities.  The Company is open for federal income tax purposes beginning in 2007.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 13.              Commitments and Contingencies

Commitments

The Company leases office facilities under non-cancelable operating leases that expire at various dates through 2023 and include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease.  Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property.  The Company has various leases that grant a free rent period and entitle the Company to a lease incentive.  The accompanying consolidated financial statements reflect all rent expense on a straight-line basis over the term of the leases.  In addition to office leases, the Company leases a nominal amount of equipment under operating leases that expire at various dates through 2012.

Future minimum annual lease payments are summarized as follows:

Year Ending December 31,
2009	$16,244
2010	15,349
2011	14,561
2012	13,450
2013	12,480
Thereafter	76,287

Total rental expense for operating leases is summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Rental expense	$14,555	$3,567	$10,022	$10,500

Future minimum rentals to be received under non-cancelable subleases are $1,078, $531 and $16 for the years ending December 31, 2009, 2010 and 2011, respectively.

Contingencies

The Company is involved in various claims or disputes arising in the normal course of business.  Management does not believe that these matters would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 14.               Related Party Transactions

During 2007, the Company paid advisory and management fees to Vestar Capital Partners and Duff & Phelps Holdings, LLC, unitholders in D&P Acquisitions during such period.  The total of such fees is included in selling, general and administrative expenses and is summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Related party advisory fees	$—	$—	$638	$850

The fees were discontinued in October 2007 upon completion of the IPO and related transactions.

Shinsei Bank, Ltd., a shareholder of the Company, engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $1,590 and $225 of revenues resulting from the engagement during the year ended December 31, 2008 and the period from October 4 to December 31, 2007, respectively.  A representative from Shinsei Bank serves as an observer on the Company’s Board of Directors.

An affiliate of Lovell Minnick Partners, a shareholder of the Company, engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $512 and $56 of revenues resulting from the engagement during the years ended December 31, 2008 and 2006, respectively.  Two managing directors of Lovell Minnick serve on the Company’s Board of Directors.  In addition, as a unitholder of D&P Acquisitions, the Company paid affiliates of Lovell Minnick $2,347 and $6,979 related to tax distributions (as described in Note 1) for the year ended December 31, 2008 and the period from January 1 to October 3, 2007, respectively.  In 2008, the Company also paid affiliates of Lovell Minnick $190 related to the TRA (as described in Note 1) with respect to the period from October 4 through December 31, 2007.

As a unitholder of D&P Acquisitions, the Company paid affiliates of Vestar Capital Partners, a shareholder of the Company, $3,145 and $7,977 related to tax distributions (as described in Note 1) for the year ended December 31, 2008 and the period from January 1 to October 3, 2007, respectively.  In addition, in 2008 the Company paid affiliates of Vestar Capital Partners, a shareholder of the Company, $320 related to the TRA (as described in Note 1) with respect to the period from October 4 to December 31, 2007.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 15.               Employee Benefit Plans

Defined Contribution 401(k) Plan

Duff & Phelps, LLC, a subsidiary of the Company, sponsors the Duff & Phelps Savings Plan, a qualified defined contribution 401(k) plan covering substantially all employees (“401(k) Plan”).  Employees are entitled to make contributions up to 100% of their compensation subject to Internal Revenue Code (“Code”) limitations.  The Company matches an amount equal to an employee’s contribution up to 3% of the employee’s compensation and matches 50% of the employee’s contribution up to the next 3% of compensation.  All Company contributions are discretionary.  Participants are immediately vested in both their voluntary and matching contributions plus actual earnings thereon.

Company contributions to the 401(k) Plan is included as components of (i) compensation and benefits of direct client service costs and (ii) selling, general and administrative expenses in the Company’s consolidated statements of operations and are summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Contributions to 401(k) Plan	$5,127	$972	$3,188	$3,215

Deferred Compensation Plan

Duff & Phelps, LLC maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees.  The purpose of the Deferred Compensation Plan is to attract and retain key employees by providing each participant with an opportunity to defer receipt of a portion of their salary, bonus and other specified compensation.  The Plan is not intended to meet the qualification requirements of Code Section 401(a), but is intended to meet the requirements of Code Section 409A, and is operated and interpreted consistent with that intent.

The Deferred Compensation Plan constitutes an unsecured promise by the Company to pay benefits in the future. Participants in the Deferred Compensation Plan have the status of general unsecured creditors of the Company. The plan is unfunded for U.S. federal tax purposes and is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA.  Any amounts set aside to defray the liabilities assumed by the Company will remain general assets of the Company and remain subject to the claims of the Company’s creditors until such amounts are distributed to the participants.

The Company may credit participant contributions with matching contributions to this plan.  For participants who reside in the United States, matching contributions may equal 4½% of the compensation of the participant for the plan year that exceeds the limitation on compensation under Code Section 401(a)(17) for such year, provided the participant is employed on the last day of the plan year and has deferred the maximum permissible amount to the Company’s qualified 401(k) plan for such year.  For participants outside of the United States, the Company’s matching contributions will be an amount determined by the Company.  Company matching contributions to the Deferred Compensation Plan are 100% vested.

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value totaled $7,945 at December 31, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	December 31,	December 31,
	2008	2007
Fair market value of investments in rabbi trust	$7,946	$1,789
Payable to participants of the plan	8,479	3,782

The fair market value of the investments in the rabbi trust is included in “Other assets” with the corresponding deferred compensation obligation included in “Accrued compensation and benefits” on the Consolidated Balance Sheet.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

Note 16.               Regulated Subsidiaries

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC’s “Uniform Net Capital Rule,” Rule 15c3-1.  At December 31, 2008, Securities reported net capital of $4,072 which was $3,461 in excess of its net capital requirement of $611.  At December 31, 2007, Securities reported net capital of $6,714 which was $5,999 in excess of its net capital requirement of $714.  Securities had no aggregate indebtedness at December 31, 2008 or 2007.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, subject to the regulations of the Financial Services Authority.  Securities Ltd. is currently registered in England and Wales.  Securities Ltd. was newly authorized in December 2007 and did not have any business activity in 2007.  At December 31, 2008, the entity reported net capital of UK£267 which was UK£223 in excess of its net capital requirement of UK£44.  At December 31, 2007, the entity reported net capital of UK£110.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 17.     Segment Information

The Company provides services through two segments:  Financial Advisory and Investment Banking.  The Financial Advisory segment provides services related to valuation advisory, corporate finance consulting, tax services, and dispute and legal management consulting; the revenue model associated with this segment is generally based on time and materials.  The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and global restructuring advisory services; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
Financial Advisory
Revenues (excluding reimbursables)	$309,663	$68,821	$190,748	$189,486
Segment operating income	56,187	12,177	30,997	27,045
Segment operating income margin	18.1%	17.7%	16.3%	14.3%

Investment Banking
Revenues (excluding reimbursables)	$71,813	$19,062	$62,527	$57,256
Segment operating income	17,522	3,959	21,705	17,165
Segment operating income margin	24.4%	20.8%	34.7%	30.0%

Total
Revenues (excluding reimbursables)	$381,476	$87,883	$253,275	$246,742

Segment operating income	$73,709	$16,136	$52,702	$44,210
Net client reimbursable expenses	(77)	238	(133)	(159)
Equity-based compensation associated with Legacy Units and IPO options	(24,906)	(26,142)	(31,428)	(14,034)
Depreciation and amortization	(9,816)	(2,384)	(6,754)	(7,702)
Acquisition retention expense	(793)	(217)	(2,035)	(6,003)
Operating income	$38,117	$(12,369)	$12,352	$16,312

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	October 3,	December 31,
	2008	2007	2007	2006
United States	$342,003	$78,313	$239,017	$235,859
Europe	34,596	8,644	13,036	10,431
Asia	4,877	926	1,222	452
Total	$381,476	$87,883	$253,275	$246,742

There were no inter-segment revenues during the three years ended December 31, 2008.  Long-lived assets attributable to international operations totaled $2,617 and $2,922 at December 31, 2008 and 2007, respectively.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Note 18.     Selected Quarterly Data (Unaudited)

The following table contains information derived from unaudited financial statements of the Company.  In the opinion of the Company’s management, the information includes all adjustments necessary for fair presentation of the results.  The results of a particular quarter are not necessarily indicative of the results that might be achieved for a full fiscal year.

	Successor
	Year Ended December 31, 2008
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Revenues	$381,476	$94,208	$96,314	$97,801	$93,153
Reimbursable expenses	10,546	2,600	2,781	2,837	2,328
Total revenues	392,022	96,808	99,095	100,638	95,481

Operating income	$38,117	$13,919	$4,402	$9,759	$10,037
Net income	5,225	2,397	153	1,260	1,415

Weighted average chares of Class A common stock outstanding:
Basic	13,225	13,403	13,299	13,134	13,064
Diluted	13,501	13,805	13,673	13,430	13,064

Net income per share available to holders of Class A shares of common stock:
Basic	$0.40	$0.18	$0.01	$0.10	$0.11
Diluted	0.39	0.17	0.01	0.09	0.11

	Successor	Predecessor
	Period from	Period from
	October 4,	October 1 to	Quarter Ended
	December 31,	October 3,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2007
Revenues	$87,883	$4,825	$83,887	$87,092	$77,471
Reimbursable expenses	2,824	193	3,695	3,610	2,448
Total revenues	90,707	5,018	87,582	90,702	79,919

Operating income/(loss)	$(12,369)	$927	$12,644	$(2,534)	$1,315
Net income/(loss)	(6,352)	877	10,736	(4,283)	(432)

Weighted average chares of Class A common stock outstanding:
Basic	13,018	—	—	—	—
Diluted	13,018	—	—	—	—

Net loss per share available to holders of Class A shares of common stock:
Basic	$(0.49)	—	—	—	—
Diluted	(0.49)	—	—	—	—

SCHEDULE II

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands, except per share amounts)

		Additions
		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts(1)	Deductions(2)	Balance
Allowance for doubtful accounts
Successor
Year ended December 31, 2008	$1,881	$1,604	$5,686	$(7,470)	$1,701
Period from October 4 to December 31, 2007	2,146	450	530	(1,245)	1,881

Predecessor
Period from January 1 to October 3, 2007	1,856	266	887	(863)	2,146
Year ended December 31, 2006	447	165	1,542	(298)	1,856

(1)  Fee adjustments recorded as a reduction to revenue.

(2)  Uncollectible accounts written off, recoveries of billed accounts receivable and fee adjustments recorded against the allowance.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K (whether incorporated by reference or otherwise), please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.  Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

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

10.1

Amended and Restated Credit Agreement, dated as of July 30, 2008, by and among Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, the persons designated as “Lenders” thereto and General Electric Capital Corporation, in its capacity as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 4, 2008).

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

10.3

Tax Receivable Agreement, by and between Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and the Members as set forth in the Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).

10.4

Exchange Agreement, by and between Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV, L.P., Vestar/D&P Holdings, LLC and the Members as set forth in the Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2007).

10.5

Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.6

Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Gerard Creagh (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.7

Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Jacob Silverman (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.8

Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Brett Marschke (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.9

Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Edward Forman (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.10	Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.11

Name Use Agreement, dated as of July 1, 1996, by and between Phoenix Duff & Phelps Corporation and Duff & Phelps, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 23, 2007).

10.12

DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.13

DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Jacob Silverman (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.14

Stockholders Agreement, dated September 5, 2007, by and among Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC and Shinsei Bank, Limited (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.15

Form of Stock Option Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.16

Form of Restricted Stock Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.17

Form of Restricted Stock Award Agreement for Non-Employee Directors under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2008).

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