Form 10-Q
period 2009-03-31
Duff & Phelps Corp
filed 2009-05-05
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-33693

DUFF & PHELPS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8893559
(State of other jurisdiction or incorporation or organization)	(I.R.S. employer identification no.)

55 East 52nd Street, 31st Floor
New York, New York  10055
(Address of principal executive offices)
(Zip code)

(212) 871-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐ Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 15,934,718 as of April 30, 2009.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 20,828,310 as of April 30, 2009.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues	$89,265	$93,153
Reimbursable expenses	2,037	2,328
Total revenues	91,302	95,481

Direct client service costs
Compensation and benefits (including $4,262 and $4,624 of
equity-based compensation for the three months ended
March 31, 2009 and 2008, respectively)	51,130	53,044
Other direct client service costs	1,304	1,622
Acquisition retention expenses	-	310
Reimbursable expenses	2,015	2,269
Subtotal	54,449	57,245

Operating expenses
Selling, general and administrative expenses (including $1,892 and $2,714 of equity-based compensation for the three
months ended March 31, 2009 and 2008, respectively)	24,940	26,023
Depreciation and amortization	2,562	2,176
Subtotal	27,502	28,199

Operating income	9,351	10,037

Other expense/(income)
Interest income	(14)	(483)
Interest expense	655	973
Other expense	17	591
Subtotal	658	1,081

Income before income taxes	8,693	8,956

Provision for income taxes	2,112	2,264

Net income	6,581	6,692

Less: Net income attributable to noncontrolling interest	4,816	5,277

Net income attributable to Duff & Phelps Corporation	$1,765	$1,415

Weighted average shares of Class A common stock outstanding
Basic	13,479	13,064
Diluted	13,973	13,064

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,376	$81,381
Accounts receivable, net	53,873	55,876
Unbilled services	30,515	17,938
Prepaid expenses and other current assets	6,394	6,599
Net deferred income taxes, current	2,115	4,304
Total current assets	142,273	166,098

Property and equipment, net	28,858	28,350
Goodwill	116,944	116,456
Intangible assets, net	30,735	32,197
Other assets	3,438	3,541
Investments related to deferred compensation plan (Note 10)	11,044	7,946
Net deferred income taxes, non-current	61,216	61,609
Total non-current assets	252,235	250,099

Total assets	$394,508	$416,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,515	$3,692
Accrued expenses	2,949	4,424
Accrued compensation and benefits	11,393	39,282
Accrued benefits related to deferred compensation plan (Note 10)	13,422	8,479
Deferred revenue	3,214	3,280
Equity-based compensation liability	20	1,115
Current portion of long-term debt (Note 8)	794	794
Current portion due to non-controlling unitholders	3,148	3,148
Total current liabilities	39,455	64,214

Long-term debt, less current portion (Note 8)	41,869	42,178
Other long-term liabilities	16,595	16,715
Due to non-controlling unitholders, less current portion	55,331	55,331
Total non-current liabilities	113,795	114,224

Total liabilities	153,250	178,438

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 15,905 and
14,719 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	159	147
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 20,878 and
20,889 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	2	2
Additional paid-in capital	104,703	100,985
Accumulated other comprehensive income/(loss)	(348)	122
Retained earnings/(accumulated deficit)	638	(1,127)
Total stockholders' equity of Duff & Phelps Corporation	105,154	100,129
Noncontrolling interest	136,104	137,630
Total stockholders' equity	241,258	237,759
Total liabilities and stockholders' equity	$394,508	$416,197

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,581	$6,692

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,562	2,176
Equity-based compensation	6,154	7,338
Bad debt expense	464	466
Net deferred income taxes	2,583	1,709
Other	(234)	1,477
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	1,539	(10,374)
Unbilled services	(12,577)	(2,411)
Prepaid expenses and other current assets	132	(412)
Other assets	2,701	(45)
Accounts payable and accrued expenses	(651)	(2,891)
Accrued compensation and benefits	(22,642)	(44,359)
Deferred revenues	(66)	(2,438)
Net cash used in operating activities	(13,454)	(43,072)

Cash flows from investing activities:
Purchase of property and equipment	(2,108)	(1,328)
Business acquisitions, net of cash acquired	-	(3,463)
Purchase of investments for deferred compensation plan	(5,684)	(9,145)
Proceeds from sale of investments in deferred compensation plan	-	1,692
Net cash used in investing activities	(7,792)	(12,244)

Cash flows from financing activities:
Distributions to non-controlling unitholders	(8,847)	(7,766)
Repurchases of Class A common stock	(603)	-
Repayments of debt	(198)	(198)
Proceeds from exercises of IPO Options	80	-
Excess tax shortfall from equity-based awards	(87)	-
Net cash used in financing activities	(9,655)	(7,964)

Effect of exchange rate on cash and cash equivalents	(1,104)	1,193

Net increase/(decrease) in cash and cash equivalents	(32,005)	(62,087)
Cash and cash equivalents at beginning of period	81,381	90,243
Cash and cash equivalents at end of period	$49,376	$28,156

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total						Additional	Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Paid-in-	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income/(Loss)	Deficit)	Interest
Balance as of December 31, 2008	$237,759	$-	14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630
Comprehensive income
Net income for the three months ended March 31, 2009	6,581	6,581	-	-	-	-	-	-	1,765	4,816
Currency translation adjustment	(1,104)	(1,104)	-	-	-	-	-	(478)	-	(626)
Amortization of post-retirement benefits	4	4	-	-	-	-	-	2	-	2
Total comprehensive income/(loss)	5,481	$5,481	-	-	-	-	-	(476)	1,765	4,192
Net issuance of restricted stock awards	(590)		1,197	12	-	-	(260)	-	-	(342)
Exercise of stock options	8		-	-	-	-	3	-	-	5
Forfeitures	-		(11)	-	(11)	-	-	-	-	-
Equity-based compensation	7,240		-	-	-	-	3,132	-	-	4,108
Income tax benefit on equity-based compensation	(87)		-	-	-	-	(87)	-	-	-
Distributions to non-controlling unitholders	(8,847)		-	-	-	-	(3,826)	-	-	(5,021)
Change in ownership interests between periods	-		-	-	-	-	4,462	6	-	(4,468)
Deferred tax asset effective tax rate conversion	294		-	-	-	-	294	-	-	-
Balance as of March 31, 2009	$241,258		15,905	$159	20,878	$2	$104,703	$(348)	$638	$136,104

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total						Additional	Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Paid-in-	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income/(Loss)	Deficit)	Interest
Balance as of December 31, 2007	$181,483	$-	13,125	$131	21,090	$2	$75,589	$134	$(6,352)	$111,979
Comprehensive income
Net income for the three months ended March 31, 2008	6,692	6,692	-	-	-	-	-	-	1,415	5,277
Currency translation adjustment	1,193	1,193	-	-	-	-	-	481	-	712
Amortization of post-retirement benefits	12	12	-	-	-	-	-	5	-	7
Total comprehensive income/(loss)	7,897	$7,897	-	-	-	-	-	486	1,415	5,996
Issuance of restricted stock awards	11		1,078	11	-	-	-	-	-	-
Forfeitures	-		-	-	(36)	-	-	-	-	-
Equity-based compensation	7,596		-	-	-	-	3,213	-	-	4,383
Distributions to non-controlling unitholders	(7,766)		-	-	-	-	(3,111)	-	-	(4,655)
Change in ownership interest between DPC and DPA	-		-	-	-	-	3,799	6	-	(3,805)
Deferred tax asset effective rate conversion	338		-	-	-	-	338	-	-	-
Other	-		-	-	-	-	(201)	-	-	201
Balance as of March 31, 2008	$189,559		14,203	$142	21,054	$2	$79,627	$626	$(4,937)	$114,099

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1   -    DESCRIPTION OF BUSINESS

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory, corporate finance consulting and investment banking services.  Its mission is to help its clients protect, maximize and recover value.  The foundation of its services is its ability to provide independent advice on issues involving highly technical and complex assessments in the areas of valuation, taxation, dispute consulting, financial restructuring and M&A advisory.  The Company believes the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice.  The Company serves a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

Note 2   -    BASIS OF PRESENTATION

The Company was incorporated on April 23, 2007 as a Delaware corporation and formed as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Company’s common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and subsidiaries (“D&P Acquisitions”).

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
Pursuant to the Recapitalization Transactions and IPO, the Company issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.  The IPO, Recapitalization Transactions and the Company’s capital structure are further detailed in its Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the SEC for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation.  The financial statements require the use of management estimates and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP.  References to the “Company,” “its” and “itself,” refer to Duff & Phelps Corporation and its subsidiaries, unless the context requires otherwise.

The balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements.  The implementation of this standard primarily effected the presentation of the Company’s consolidated financial statements whereby noncontrolling interest is presented as a component of stockholders’ equity.  The presentation and disclosure requirements were applied retrospectively for all periods presented.

Effective January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect this pronouncement will have on the Company is dependent upon each specific acquisition which may or may not occur in the current or future periods.

Effective January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), related to fair-value measurements of certain nonfinancial assets and liabilities.  The adoption of the remaining provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

There have been no other significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.  The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3 -	NONCONTROLLING INTEREST

Although the Company has sole voting power in and controls the management of D&P Acquisitions, it owns a minority economic interest in D&P Acquisitions (43.2% at March 31, 2009).  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  Noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total New Class A Units owned by such unitholders.  The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	Controlling
	Corporation	Unitholders	Total
December 31, 2008	14,719	20,889	35,608
Issuance of restricted stock awards	1,237	-	1,237
Ongoing RSAs(1) withheld for payroll taxes	(40)	-	(40)
Forfeitures	(11)	(11)	(22)
March 31, 2009	15,905	20,878	36,783

Percent of total New Class A Units
December 31, 2008	41.3%	58.7%	100%
March 31, 2009	43.2%	56.8%	100%

  _______________
(1)	Ongoing RSAs represent restricted stock awards and units issued in conjunction with the Company’s ongoing long-term compensation program. See Note 6 for further detail.

Tax Receivable Agreement and Tax Distributions

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets.   Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of New Class A Units of D&P Acquisitions, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the exchange agreement) will be adjusted based upon the amount that the Company has paid for that portion of its New Class A Units of D&P Acquisitions.

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the three months ended March 31, 2009 as these payments are typically made in the fourth quarter of each year.  In 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.  At March 31, 2009, the Company recorded a liability of $58,479, including a current portion of $3,148, representing the payments due to D&P Acquisitions’ unitholders under the TRA.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As a member of D&P Acquisitions, the Company will incur U.S. federal, state and local income taxes on its allocable share of any net taxable income of D&P Acquisitions.  As authorized by the 3rd Amended and Restated LLC Agreement of D&P Acquisitions, the Company intends to cause D&P Acquisitions to continue to distribute cash, generally, on a pro rata basis, to its members at least to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  D&P Acquisitions made aggregate distributions to members, not including the Company, of $8,847 and $7,766 during the three months ended March 31, 2009 and 2008, respectively, with respect to estimated taxable income for 2008 and 2007, respectively.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4 -	ACQUISITIONS

The following table summarizes the Company’s recent acquisitions:

Effective
Date	Acquisition	Description

4/11/08	Dubinsky & Company, P.C.	Washington, D.C. metro based specialty consulting primarily
focused on litigation support and forensic services.

7/15/08	World Tax Service US, LLC	Tax advisory firm focused on the delivery of sophisticated
international and domestic tax services.

7/31/08	Kane Reece Associates, Inc.	Valuation, management and technical consulting firm with a
focus on the communications, entertainment and media industries.

8/8/08	Financial and IP Analysis, Inc.	Financial consulting firm that specializes in intellectual
	(d/b/a The Lumin Expert Group)	property dispute support and expert testimony.

The purchase price of each of these acquisitions is immaterial to the Company’s consolidated financial statements, both individually and in the aggregate.  Each of these acquisitions operates as part of the Financial Advisory segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5   -    EARNINGS PER SHARE

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

	Three Months Ended
	March 31,	March 31,
	2009	2008
Basic and diluted net income per share attributable to holders of Class A common stock:

Numerator
Net income attributable to holders of Class A common stock	$1,765	$1,415

Denominator for basic net income per share attributable to holders of Class A common stock
Weighted average shares of Class A common stock	13,479	13,064

Denominator for diluted net income per share attributable to holders of Class A common stock
Weighted average shares of Class A common stock	13,479	13,064
Add dilutive effect of the following:
Restricted stock awards and units	494	-
Assumed conversion of New Class A Units for Class A common stock(a)	-	-
Dilutive weighted average shares of Class A common stock	13,973	13,064

Net income per share attributable to holders of Class A common stock

Basic	$0.13	$0.11

Diluted	$0.13	$0.11

______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	20,889	20,705
Weighted average IPO Options outstanding	1,993	2,064
Weighted average Ongoing RSAs outstanding	-	344

Anti-dilution is the result of (i) the allocation of income or loss associated with the exchange of New Class A Units for Class A common stock and (ii) IPO Options and/or Ongoing RSAs listed above exceeding those outstanding under the treasury stock method.  The shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities.  Accordingly, basic and diluted earnings per share of Class B common stock have not been presented.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  6  -    EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$1,698	$640	$2,338	$3,137	$1,396	$4,533
IPO Options	633	282	915	1,194	542	1,736
Ongoing RSAs	1,931	970	2,901	293	776	1,069
Total	$4,262	$1,892	$6,154	$4,624	$2,714	$7,338

Restricted stock awards and restricted stock units were granted as a form of incentive compensation and are accounted for similarly.  Corresponding expense is recognized based on the fair market value on the date of grant.  Restricted stock units are granted to certain of our international employees, are generally contingent on continued employment and are typically converted to Class A common stock when restrictions on transfer lapse after three years.

During the three months ended March 31, 2009, the Company issued 1,318 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  Expense is recognized based on the fair market value on the date of grant over the service period.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,318 Ongoing RSAs granted, 221 awards were granted to executives on February 26, 2009.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options and Ongoing RSAs during the three months ended March 31, 2009:

		Restricted	Restricted
	IPO	Stock	Stock
	Options	Awards	Units
Balance as of December 31, 2008	1,997	1,248	92
Granted	-	1,237	81
Converted to Class A common stock upon lapse of restrictions	-	(56)	-
Withheld for payroll taxes	-	(40)	-
Exercised	-	-	-
Forfeited	(20)	(11)	-
Balance as of March 31, 2009	1,977	2,378	173

Vested	485	-	-
Unvested	1,492	2,378	173

Weighted average fair value on grant date	$7.33	$13.94	$13.88
Weighted average exercise price	$16.00
Weighted average remaining contractual term	8.50
Total intrinsic value of exercised options	$60
Total fair value of options vested	$3,559
Aggregate intrinsic value	$-
Options expected to vest	1,336
Aggregate intrinsic value of options expected to vest	$-

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the three months ended March 31, 2009:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2008	6,615
Forfeited	(11)
Balance as of March 31, 2009	6,604

Vested	3,720
Unvested	2,884

The total unamortized compensation cost related to all non-vested awards was $36,462 at March 31, 2009.  The weighted-average period over which this is expected to be recognized is approximately one year.  A tax benefit of $439 and $639 was recognized for Legacy Units, IPO Options and Ongoing RSAs for the three months ended March 31, 2009 and 2008, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7   -    FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with
deferred compensation plan(1)(2)	$-	$11,044	$-	$11,044
Total assets	$-	$11,044	$-	$11,044

Benefits payable in conjunction with
deferred compensation plan(1)	$-	$13,422	$-	$13,422
Interest rate swap(3)	-	739	-	739
Total liabilities	$-	$14,161	$-	$14,161

____________________________
(1)
The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.  The deferred compensation plan is further discussed in Note 10.

(2)	Investments held in conjunction with the deferred compensation plan exclude approximately $2,345 which is included in cash and cash equivalents at March 31, 2009.

(3)	The fair value of the interest rate swap was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 8.

The Company does not have any material financial assets in a market that is not active.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8   -    LONG-TERM DEBT

The Company’s long-term obligations are summarized in the following table:

	March 31,	December 31,
	2009	2008

Outstanding balance of credit facility	$42,565	$42,763
Less: current amounts due in following year	(794)	(794)
Long-term portion	41,771	41,969
Debt discount and interest rate swap	98	209
Long-term debt, less current portion	$41,869	$42,178

The Company has a seven-year credit facility, which expires on October 1, 2012.  The facility consists of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request.  No additional amounts are available under the term loan facilities at December 31, 2008.  The amount available for future borrowings under the revolver loan was $15,787 at March 31, 2009.

At March 31, 2009, $42,565 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility.  The Company is required to make annual principal payments of $794 with the remaining balance due upon maturity.  Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%.  The Company incurs an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.  All obligations under the credit facility are unconditionally guaranteed by each of our existing and future subsidiaries, other than certain foreign and regulated subsidiaries.  The credit facility and the related guarantees are secured by substantially all of Duff & Phelps, LLC’s present and future assets and all present and future assets of each guarantor on a first lien basis.

Pursuant to the terms of the credit facility, letters of credit in the amount of $4,213 have been issued on the account of the Company as of March 31, 2009, primarily in connection with real estate leases.  This amount reduces availability under the revolver.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA and a fixed charge coverage ratio.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2009.

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

The Company has a $19,500 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Condensed Consolidated Statement of Operations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Three Months Ended
	March 31,	March 31,
	2009	2008
Gain/(loss) resulting from change
in fair value of interest rate swap	$191	$(632)

Estimated fair value - asset/(liability)	$(739)	$(1,194)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9   -    INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Income tax provision	$2,112	$2,264
Effective income tax rate	24.3%	25.3%

The tax provision for the current year period is based on our estimate of the Company’s annualized income tax rate.  The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.

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

The Company accounts for uncertainties in income tax positions in accordance with FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2008	$502
Additional based on tax positions related to the current year	47
Balance as of March 31, 2009	$549

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

The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees.  This plan is detailed further in our Annual Report on Form 10-K for the year ended December 31, 2008.

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value totaled $11,044 at March 31, 2009.

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	March 31,	March 31,
	2009	2008
Fair market value of investments in rabbi trust(1)	$11,044	$9,121
Payable to participants of the plan	13,422	9,298
   ________________________
(1)	The fair market value of investments in rabbi trust excludes approximately $2,345 which is included in cash and cash equivalents at March 31, 2009.

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

Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for the three months ended March 31, 2008 have been recast to reflect current year presentation.  In addition, segment operating income in the three months ended March 31, 2008 has been adjusted to reflect the current allocation methodology among segments.

The Financial Advisory segment provides valuation advisory services, tax services, and dispute and legal management consulting.  The Corporate Finance Consulting segment provides services related to portfolio valuation, financial engineering, strategic value advisory and due diligence.  The Investment Banking segment provides transaction opinions, merger and acquisition advisory services, and restructuring advisory services.

	Three Months Ended
	March 31,	March 31,
	2009	2008
Financial Advisory
Revenues (excluding reimbursables)	$60,891	$61,437
Segment operating income	10,349	9,455
Segment operating income margin	17.0%	15.4%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,616	$12,422
Segment operating income	3,252	2,901
Segment operating income margin	22.2%	23.4%

Investment Banking
Revenues (excluding reimbursables)	$13,758	$19,294
Segment operating income	1,543	6,377
Segment operating income margin	11.2%	33.1%

Total
Revenues (excluding reimbursables)	$89,265	$93,153

Segment operating income	$15,144	$18,733
Net client reimbursable expenses	22	59
Equity-based compensation
from Legacy Units and IPO Options	(3,253)	(6,269)
Depreciation and amortization	(2,562)	(2,176)
Acquisition retention expenses	-	(310)
Operating income	$9,351	$10,037

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross-utilization of client service professionals across reportable segments occur each period. In the three months ended March 31, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $4,322 and $5,223 from the cross-utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
United States	$81,367	85,231
Europe	6,823	7,107
Asia	1,075	815
Total revenues (excluding reimbursables)	$89,265	$93,153

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

Note 13  -  RELATED PARTY TRANSACTIONS

D&P Acquisitions, a consolidated subsidiary of the Company, paid affiliates of Lovell Minnick Partners, a holder of Class B common stock and an equivalent amount of New Class A Units of D&P Acquisitions, $2,361 and $1,974 during the three months ended March 31, 2009 and 2008, respectively, with respect to estimated taxable income for 2008 and 2007, respectively.  These payments were made in conjunction with the Tax Receivable Agreement and Tax Distributions as discussed in Note 3.  Two managing directors of Lovell Minnick serve on the Company’s Board of Directors.

D&P Acquisitions, a consolidated subsidiary of the Company, paid affiliates of Vestar Capital Partners, a holder of Class B common stock and an equivalent amount of New Class A Units of D&P Acquisitions, $2,846 and $2,371 during the three months ended March 31, 2009 and 2008, respectively, with respect to estimated taxable income for 2008 and 2007, respectively.  These payments were made in conjunction with the Tax Receivable Agreement and Tax Distributions as discussed in Note 3.  A managing director of Vestar Capital Partners serves on the Company’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009, and in any subsequent filings of our Form 10-Qs.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,

•	accounts receivable and unbilled services valuation,

•	incentive compensation,

•	useful lives of intangible assets,

•	the carrying value of goodwill and intangible assets,

•	allowances for doubtful accounts,

•	gains and losses on engagements,

•	amounts due to noncontrolling unitholders,

•	reserves for estimated tax liabilities, and

•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.  During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates, except for a change in our segment reporting.  Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for prior periods have been recast to reflect current year presentation.

Results of Operations

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory, corporate finance consulting and investment banking services.  Our mission is to help its clients protect, maximize and recover value.  The foundation of our services is our ability to provide independent advice on issues involving highly technical and complex assessments in the areas of valuation, taxation, dispute consulting, financial restructuring and M&A advisory.  We believe the Duff & Phelps brand is associated with a high level of professional service and integrity, knowledge leadership and independent, trusted advice.  The Company serves a global client base through offices in 24 cities, comprised of offices in 18 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

Prior to January 1, 2009, we provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, we changed the structure of our internal organization in a manner that caused the composition of our reportable segments to change.  In order to align our segment reporting with the focus of our business in 2009 and beyond, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).  The IPO, Recapitalization Transactions and the Company’s capital structure are further detailed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Three months ended March 31, 2009 versus three months ended March 31, 2008

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2009	2008	Change	Change

Revenues	$89,265	$93,153	$(3,888)	(4.2)%
Reimbursable expenses	2,037	2,328	(291)	(12.5)%
Total revenues	91,302	95,481	(4,179)	(4.4)%

Direct client service costs
Compensation and benefits(1)	51,130	53,044	(1,914)	(3.6)%
Other direct client service costs	1,304	1,622	(318)	(19.6)%
Acquisition retention expenses	-	310	(310)	(100.0)%
Reimbursable expenses	2,015	2,269	(254)	(11.2)%
	54,449	57,245	(2,796)	(4.9)%

Operating expenses
Selling, general and administrative(2)	24,940	26,023	(1,083)	(4.2)%
Depreciation and amortization	2,562	2,176	386	17.7%
	27,502	28,199	(697)	(2.5)%

Operating income	9,351	10,037	(686)	(6.8)%

Other expense/(income)
Interest income	(14)	(483)	469	(97.1)%
Interest expense	655	973	(318)	(32.7)%
Other expense	17	591	(574)	(97.1)%
	658	1,081	(423)	(39.1)%

Income before income taxes	8,693	8,956	(263)	(2.9)%

Provision for income taxes	2,112	2,264	(152)	(6.7)%

Net income	6,581	6,692	(111)	(1.7)%

Less: Net income attributable to the noncontrolling interest	4,816	5,277	(461)	(8.7)%

Net income attributable to Duff & Phelps Corporation	$1,765	$1,415	$350	24.7%

Other financial and operating data

Adjusted EBITDA(3)	$15,166	$18,792	$(3,626)	(19.3)%

End of period managing directors	169	135	34	25.2%

End of period client service professionals	948	914	34	3.7%

_________________________

(1)	Compensation and benefits include $4,262 and $4,624 of equity-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $1,892 and $2,714 of equity-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

____________
(3)	Continued . . .

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues (excluding client reimbursables)	$89,265	$93,153

Net income attributable to Duff & Phelps Corporation	$1,765	$1,415
Net income attributable to the noncontrolling interest	4,816	5,277
Provision for income taxes	2,112	2,264
Other expense, net	658	1,081
Depreciation and amortization	2,562	2,176
Acquisition retention expenses	-	310
Equity-based compensation associated with Legacy Units and IPO Options	3,253	6,269

Adjusted EBITDA	$15,166	$18,792

Adjusted EBITDA as a percentage of revenues	17.0%	20.2%

Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income attributable to Duff & Phelps Corporation for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units, a significant portion of which is due to certain one-time grants associated with predecessor acquisitions and IPO Options, (c) acquisition retention expenses which are related to deferred payments associated with prior acquisitions, and (d) net income attributable to the noncontrolling interest.

Given the level of acquisition activity during the period prior to the Company’s initial public offering (“Predecessor”), and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in periods subsequent to the Company’s initial public offering) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our senior secured credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income attributable to Duff & Phelps Corporation before (a) net income attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, and (f) equity-based compensation associated with Legacy Units and IPO Options included in (i) compensation and benefits and (ii) selling, general and administrative expenses.

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

Overview

The current global recession, especially the dislocation of the credit markets and the financial services industry, continues to present us with opportunities and challenges.  While our service offerings that are generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units partially offset this reduction with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be generally counter-cyclical include our global restructuring services, dispute and legal management consulting, and goodwill impairment testing in conjunction with SFAS 142.  Services we believe to be generally non-cyclical include portfolio valuation, financial engineering and tax services.

Revenues

Revenues excluding reimbursable expenses were $89,265 for the three months ended March 31, 2009, compared to $93,153 for the three months ended March 31, 2008, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$40,370	$46,861	$(6,491)	-13.9%
Tax Services	10,878	8,889	1,989	22.4%
Dispute & Legal Management Consulting	9,643	5,687	3,956	69.6%
	60,891	61,437	(546)	-0.9%

Corporate Finance Consulting
Portfolio Valuation	6,295	2,382	3,913	164.3%
Financial Engineering	4,148	3,318	830	25.0%
Strategic Value Advisory	2,620	2,262	358	15.8%
Due Diligence	1,553	4,460	(2,907)	-65.2%
	14,616	12,422	2,194	17.7%

Investment Banking
Transaction Opinions	6,101	10,928	(4,827)	-44.2%
Global Restructuring Advisory	5,578	2,834	2,744	96.8%
M&A Advisory	2,079	5,532	(3,453)	-62.4%
	13,758	19,294	(5,536)	-28.7%

Total revenues (excluding reimbursables)	$89,265	$93,153	$(3,888)	-4.2%

The decrease in revenues primarily resulted from a 28.7% decrease in revenues attributable to our Investment Banking segment and a 0.9% decrease in revenues from our Financial Advisory segment.  These decreases were offset by a 17.7% increase in revenues provided by our Corporate Finance Consulting segment.

Our Investment Banking segment and the Valuation Advisory business of our Financial Advisory segment were impacted by the general economic environment and dislocation in the credit markets which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues.  Revenue growth attributable to our Corporate Finance Consulting segment was driven by demand for our Portfolio Valuation services and to a lesser extent our Financial Engineering and Strategic Value Advisory services.  This growth was partially offset by a decrease in revenues from our Due Diligence business as a result of a lower volume of M&A transactions.

Our client service headcount decreased to 948 client service professionals at March 31, 2009 from 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition, partially offset by limited hiring of professionals in areas which we have targeted for investment.  Our client service headcount increased to 948 client service professionals at March 31, 2009 from 914 client service professionals at March 31, 2008.  This increase resulted from the net addition of 18 professionals from acquisitions and 16 professionals from targeted hiring.

Direct Client Service Costs

Direct client service costs decreased $2,796, or 4.9%, to $54,449 for the three months ended March 31, 2009 from $57,245 for the three months ended March 31, 2008.  The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.  Adjusted direct client service costs as a percentage of revenues increased between periods as a result of the decrease in revenues between periods.

Direct Client Service Costs
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues (excluding reimbursables)	$89,265	$93,153

Total direct client service costs	$54,449	$57,245
Less: equity-based compensation associated
with Legacy Units and IPO Options	(2,331)	(4,331)
Less: acquisition retention expenses	-	(310)
Less: reimbursable expenses	(2,015)	(2,269)
Direct client service costs, as adjusted	$50,103	$50,335

Direct client service costs, as adjusted,
as a percentage of revenues	56.1%	54.0%

The decrease in direct client service costs, as adjusted, resulted from lower accrued compensation primarily as a result of the decline in revenues between periods.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by an increase in expense for grants of Ongoing RSAs.  Expenses related to retention payments associated with the acquisition of the CVC business in 2005 decreased as a result of the completion of the payments in 2008.  CVC represents the Corporate Value Consulting business (“CVC”) which we acquired in 2005 from the Standard & Poor’s division of The McGraw-Hill Companies, Inc.

Operating Expenses

Operating expenses decreased $697, or 2.5%, to $27,502 for the three months ended March 31, 2009 from $28,199 for the three months ended March 31, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.  Adjusted operating expenses as a percentage of revenues increased between periods as a result of the decrease in revenues between periods.

Operating Expenses
(Dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues (excluding reimbursables)	$89,265	$93,153

Total operating expenses	$27,502	$28,199
Less: equity-based compensation associated
with Legacy Units and IPO Options	(922)	(1,938)
Less: depreciation and amortization	(2,562)	(2,176)
Operating expenses, as adjusted	$24,018	$24,085

Operating expenses, as adjusted,
as a percentage of revenues	26.9%	25.9%

The decrease in operating expenses, as adjusted, resulted from (i) lower accrued compensation primarily as a result of the decline in revenues between periods, (ii) lower recruiting costs from a decline in hiring activity and (iii) lower practice development expenses, partially offset by higher accounting and legal fees, salary expense and occupancy costs.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by an increase in expense for grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest income decreased as a result of transferring certain cash balances to non-interest bearing accounts in the fourth quarter of 2008 to obtain FDIC protection pursuant to the FDIC’s Transaction Account Guarantee Program.  Interest expense decreased primarily as a result of lower LIBOR rates in effect during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.  Other expense decreased primarily from non-cash benefit from the change in fair market value of the interest rate swap and the related quarterly payment.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 56.8% and 59.7% at March 31, 2009 and 2008, respectively.

Provision for Income Taxes

The provision for income taxes was $2,112 or 24.3% of income before income taxes for the three months ended March 31, 2009, compared to $2,264 or 25.3% of income before income taxes for the three months ended March 31, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Segment Results – Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$60,891	$61,437	$(546)	-0.9%
Segment operating income	$10,349	$9,455	$894	9.5%
Segment operating income margin	17.0%	15.4%	1.6%	10.4%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,616	$12,422	$2,194	17.7%
Segment operating income	$3,252	$2,901	$351	12.1%
Segment operating income margin	22.2%	23.4%	-1.1%	-4.7%

Investment Banking
Revenues (excluding reimbursables)	$13,758	$19,294	$(5,536)	-28.7%
Segment operating income	$1,543	$6,377	$(4,834)	-75.8%
Segment operating income margin	11.2%	33.1%	-21.8%	-66.1%

Total
Revenues (excluding reimbursables)	$89,265	$93,153

Segment operating income	$15,144	$18,733
Net client reimbursable expenses	22	59
Equity-based compensation from
Legacy Units and IPO Options	(3,253)	(6,269)
Depreciation and amortization	(2,562)	(2,176)
Acquisition retention expenses	-	(310)
Operating income	$9,351	$10,037

Average Client Service Professionals
Financial Advisory	700	665	35	5.3%
Corporate Finance Consulting	131	112	19	17.0%
Investment Banking	136	102	34	33.3%
Total	967	879	88	10.0%

End of Period Client Service Professionals
Financial Advisory	681	681	-	0.0%
Corporate Finance Consulting	130	124	6	4.8%
Investment Banking	137	109	28	25.7%
Total	948	914	34	3.7%

Revenue per Client Service Professional
Financial Advisory	$87	$92	$(5)	-5.4%
Corporate Finance Consulting	$112	$111	$1	0.9%
Investment Banking	$101	$189	$(88)	-46.6%
Total	$92	$106	$(14)	-13.2%

Results of Operations by Segment – Continued
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	67.1%	67.1%	0.0%	0.0%
Corporate Finance Consulting	55.6%	61.5%	-5.9%	-9.6%

Rate-Per-Hour(2)
Financial Advisory	$306	$321	$(15)	-4.7%
Corporate Finance Consulting	$428	$344	$84	24.4%

Revenues (excluding reimbursables)
Financial Advisory	$60,891	$61,437	$(546)	-0.9%
Corporate Finance Consulting	14,616	12,422	2,194	17.7%
Investment Banking	13,758	19,294	(5,536)	-28.7%
Total	$89,265	$93,153	$(3,888)	-4.2%

Average Number of Managing Directors
Financial Advisory	101	84	17	20.2%
Corporate Finance Consulting	30	19	11	57.9%
Investment Banking	36	30	6	20.0%
Total	167	133	34	25.6%

End of Period Managing Directors
Financial Advisory	101	84	17	20.2%
Corporate Finance Consulting	30	21	9	42.9%
Investment Banking	38	30	8	26.7%
Total	169	135	34	25.2%

Revenue per Managing Director
Financial Advisory	$603	$731	$(128)	-17.5%
Corporate Finance Consulting	$487	$654	$(167)	-25.5%
Investment Banking	$382	$643	$(261)	-40.6%
Total	$535	$700	$(165)	-23.6%

________________

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $1,892 and $2,024 of revenues associated with Rash in the three months ended March 31, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross-utilization of client service professionals across reportable segments occur each period. In the three months ended March 31, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $4,322 and $5,223 from the cross-utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment were $60,891 for the three months ended March 31, 2009, compared to $61,437 for the three months ended March 31, 2008.  The decrease in revenues resulted from our Valuation Advisory business, partially offset by continued growth in revenues from our Tax Services and Dispute & Legal Management Consulting businesses, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$40,370	$46,861	$(6,491)	-13.9%
Tax Services	10,878	8,889	1,989	22.4%
Dispute & Legal Management Consulting	9,643	5,687	3,956	69.6%
	$60,891	$61,437	$(546)	-0.9%

The current economic environment continues to provide our Financial Advisory segment with opportunities and challenges.  The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand in services correlated to the volume of M&A transactions, which impacted services for real estate valuations and SFAS 141 purchase price allocations.  These decreases were partially offset by increases in revenue from goodwill impairment testing in conjunction with SFAS 142.  The increase in revenues from Tax Services primarily resulted from continued growth in property tax services as well as the addition of professionals in our transactional tax advisory practice during the latter half of 2008.  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.

Segment Operating Income

Financial Advisory segment operating income increased $894, or 9.5%, to $10,349 for the three months ended March 31, 2009, compared to $9,455 for the three months ended March 31, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.0% for the three months ended March 31, 2009, compared to 15.4% for the three months ended March 31, 2008.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $2,194, or 17.7%, to $14,616 for the three months ended March 31, 2009, compared to $12,422 for the three months ended March 31, 2008.  Growth was primarily driven by demand for Portfolio Valuation services and to a lesser extent services from Financial Engineering and Strategic Value Advisory, partially offset by a decrease in revenues from Due Diligence, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$6,295	$2,382	$3,913	164.3%
Financial Engineering	4,148	3,318	830	25.0%
Strategic Value Advisory	2,620	2,262	358	15.8%
Due Diligence	1,553	4,460	(2,907)	-65.2%
	$14,616	$12,422	$2,194	17.7%

Portfolio Valuation and Financial Engineering benefited from increased demand from existing clients as well as the addition of new clients.  The decrease in revenues from Due Diligence resulted from a lower volume of M&A transactions during the quarter and also led to lower utilization.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment increased $351, or 12.1%, to $3,252 for the three months ended March 31, 2009, compared to $2,901 for the three months ended March 31, 2008.  Segment operating income margin was 22.2% for the three months ended March 31, 2009, compared to 23.4% for the three months ended March 31, 2008.

Investment Banking

Revenues

Revenues from the Investment Banking segment were $13,758 for the three months ended March 31, 2009, compared to $19,294 for the three months ended March 31, 2008, as summarized in the following table.

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Transaction Opinions	$6,101	$10,928	$(4,827)	-44.2%
Global Restructuring Advisory	5,578	2,834	2,744	96.8%
M&A Advisory	2,079	5,532	(3,453)	-62.4%
	$13,758	$19,294	$(5,536)	-28.7%

The results were primarily impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions.  Global Restructuring Advisory benefited from our international restructuring practice, which we launched in the second quarter of 2008, and an increase in demand for our domestic restructuring services.

End of period client service professional headcount increased by 28 to 137 client service professionals at March 31, 2009, compared to 109 client service professionals at March 31, 2008.  The increase primarily resulted from the addition of professionals in our international restructuring practice at the beginning of our second quarter in 2008.

Segment Operating Income

Operating income from the Investment Banking segment was $1,543 for the three months ended March 31, 2009, compared to $6,377 for the three months ended March 31, 2008.  Operating income margin was 11.2% for the three months ended March 31, 2009, compared to 33.1% for the three months ended March 31, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and the remaining debt capacity available under our credit facility.  Of our total cash balance of $49,376 at March 31, 2009, $42,786 was held in U.S. non-interest bearing transaction accounts which participate in the FDIC’s Transaction Account Guarantee Program.  This program provides unlimited deposit insurance coverage for U.S. non-interest bearing transaction accounts until the end of 2009.  The remaining $6,590 of cash balances was held in other U.S. or international bank accounts which do not participate in the program.  The amount available for future borrowings under our credit facility was $15,787 at March 31, 2009.

Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to professionals, (iv) tax distributions and TRA (as defined and described below) payments to members of D&P Acquisitions, and (v) corporate tax payments by the Company.  Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year.

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, which taxes are primarily the obligations of our members of D&P Acquisitions.  Therefore, D&P Acquisitions makes periodic distributions to its members based on estimates of taxable income and assumptions about marginal tax rates.  The marginal tax distribution rate that has initially been set is 45%.  D&P Acquisitions made aggregate distributions to members, not including the Company, of $8,847 and $7,766 during the three months ended March 31, 2009 and 2008, respectively, with respect to estimated taxable income for 2008 and 2007, respectively.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes for at least the next 12 month period.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year to the extent it is higher than the original estimate.

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the three months ended March 31, 2009 as these payments are typically made in the fourth quarter of each year.  In 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.  At March 31, 2009, the Company recorded a liability of $58,479, including a current portion of $3,148, representing the payments due to D&P Acquisitions’ unitholders under the TRA.

Cash and cash equivalents decreased by $32,005 to $49,376 at March 31, 2009, compared to $81,381 at December 31, 2008.  The decrease was primarily due to cash bonus payments with respect to 2008, distributions to noncontrolling unitholders; purchases of investments related to the deferred compensation plan; and purchases of property, plant and equipment; offset by cash from income generated during the quarter.

Operating Activities

During the three months ended March 31, 2009, cash of $13,454 was used in operating activities, compared to $43,072 in the prior year period.  The decrease of amounts used in operating activities primarily resulted from (i) lower cash bonus payments made in 2009 with respect to the 2008 bonus year, as compared to cash bonus payments made in 2008 with respect to the 2007 bonus year and (ii) lower bonus accruals in the current year, as compared to the prior year, and from lower unbilled services.

Investing Activities

During the three months ended March 31, 2009, cash of $7,792 was used in investing activities, compared to $12,244 used in the prior year period.  Investing activities during the current period included (i) purchases of property and equipment to support our continued growth and (ii) purchases of and proceeds from the sale of investments related to the Company’s deferred compensation plan.  Management believes these investments pose limited liquidity risk.

Financing Activities

During the three months ended March 31, 2009, cash of $9,655 was used in financing activities, compared to $7,964 used in the prior year period.  Financing activities in the current period primarily resulted from tax distributions to members of D&P Acquisitions as previously discussed.  Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program.

Credit Facility

Our credit facility consists of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which is currently uncommitted by the lenders and would require additional approval at the time of request.  No additional amounts are available under our term loan facilities at March 31, 2009.  As a result of $4,213 of outstanding letters of credit for certain real estate leases, the amount available for future borrowings under our revolver loan was $15,787 at March 31, 2009.

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

At March 31, 2009, $42,565 was outstanding under the term loan facility (before debt discount and interest rate swap) and no amount was outstanding under the revolving credit facility.  Borrowings under the credit facility bear interest at a rate based on LIBOR plus a margin of 2.75%.  The Company incurs an annual commitment fee of 1% on the unused portion of the term loan facility and 0.5% of the unused portion of the revolving credit facility.

The credit facility includes customary events of default and covenants for maximum net debt to EBITDA and a fixed charge coverage ratio.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2009.  The credit facility also imposes limits on our ability to make investments outside the United States or in joint ventures.  These limitations could impact our ability to further expand our business.

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

Future Needs

Our primary financing need has been to fund our growth.  Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses.  We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our credit agreement.  We believe these funds will be adequate to fund future growth.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Market risks at March 31, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

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

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.  Moreover, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.  Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Item 1A.    Risk Factors.

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 4, 2009, the Company issued an aggregate of 2,882 shares of Class A common stock to the former stockholder of Dubinsky & Company, P.C. (“Dubinsky”) as additional merger consideration in connection with the merger of Dubinsky with and into a subsidiary of the Company.  The merger was consummated on April 11, 2008.  The shares issued were additional merger consideration paid to the stockholder of Dubinsky in connection with the merger.  The issuance of these shares of Class A common stock was made without a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) because the shares of Class A common stock were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

During the first quarter of 2009, we withheld shares of our Class A common stock from holders of Ongoing RSAs to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares, as summarized in the following table:
	Total
	Number of	Average
	Shares	Price Paid
Period	Purchased(1)	Per Share
	(In thousands)
January 1 through January 31, 2009	-	$-
February 1 through February 28, 2009	10	14.99
March 1 through March 31, 2009	30	14.81
Total	40	$14.86

(1)
Represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Item 3.       Defaults Upon Senior Securities.

                   None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

                   None.

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

DUFF & PHELPS CORPORATION (Registrant)

Date: May 5, 2009	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer