Form 10-Q
period 2009-06-30
Duff & Phelps Corp
filed 2009-08-04
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 23,956,373 as of July 15, 2009.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 16,248,161 as of July 15, 2009.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues	$90,053	$97,801	$179,318	$190,954
Reimbursable expenses	2,626	2,837	4,663	5,165
Total revenues	92,679	100,638	183,981	196,119

Direct client service costs
Compensation and benefits (including $5,075 and $5,006 of equity-based compensation for the three months ended June 30, 2009 and 2008, respectively, and $9,338 and $9,630 for the six months ended June 30, 2009 and 2008, respectively)	51,698	55,952	102,828	108,996
Other direct client service costs	1,543	1,796	2,847	3,418
Acquisition retention expenses	-	266	-	576
Reimbursable expenses	2,637	2,844	4,652	5,113
Subtotal	55,878	60,858	110,327	118,103

Operating expenses
Selling, general and administrative expenses (including $1,665 and $2,606 of equity-based compensation for the three months ended June 30, 2009 and 2008, respectively, and $3,556 and $5,319 for the six months ended June 30, 2009 and 2008, respectively)	24,488	27,740	49,428	53,763
Depreciation and amortization	2,556	2,281	5,118	4,457
Subtotal	27,044	30,021	54,546	58,220

Operating income	9,757	9,759	19,108	19,796

Other expense/(income)
Interest income	(3)	(81)	(17)	(564)
Interest expense	333	749	988	1,722
Loss on early extinguishment of debt	1,737	-	1,737	-
Other expense	70	(662)	87	(71)
Subtotal	2,137	6	2,795	1,087

Income before income taxes	7,620	9,753	16,313	18,709

Provision for income taxes	2,421	2,731	4,533	4,995

Net income	5,199	7,022	11,780	13,714

Less: Net income attributable to noncontrolling interest	3,465	5,762	8,281	11,039

Net income attributable to Duff & Phelps Corporation	$1,734	$1,260	$3,499	$2,675

Weighted average shares of Class A common stock outstanding
Basic	17,356	13,134	15,428	13,099
Diluted	18,111	13,430	16,045	13,287

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.10	$0.09	$0.21	$0.19
Diluted	$0.09	$0.09	$0.20	$0.19

Cash dividends declared per common share	$0.05	$-	$0.05	$-

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,588	$81,381
Restricted cash	4,043	-
Accounts receivable, net	59,678	55,876
Unbilled services	26,874	17,938
Prepaid expenses and other current assets	5,334	6,599
Net deferred income taxes, current	1,889	4,304
Total current assets	156,406	166,098

Property and equipment, net	29,028	28,350
Goodwill	117,036	116,456
Intangible assets, net	29,773	32,197
Other assets	2,461	3,541
Investments related to deferred compensation plan (Note 10)	14,765	7,946
Net deferred income taxes, non-current	91,788	61,609
Total non-current assets	284,851	250,099

Total assets	$441,257	$416,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,739	$3,692
Accrued expenses	3,257	4,424
Accrued compensation and benefits	13,549	39,282
Accrued benefits related to deferred compensation plan (Note 10)	15,060	8,479
Deferred revenue	4,506	3,280
Equity-based compensation liability	188	1,115
Current portion of long-term debt (Note 8)	-	794
Current portion due to non-controlling unitholders	3,148	3,148
Total current liabilities	42,447	64,214

Long-term debt, less current portion (Note 8)	-	42,178
Other long-term liabilities	17,036	16,715
Due to non-controlling unitholders, less current portion	88,879	55,331
Total non-current liabilities	105,915	114,224

Total liabilities	148,362	178,438

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 23,924 and 14,719 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	239	147
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 16,248 and 20,889 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	2	2
Additional paid-in capital	171,749	100,985
Accumulated other comprehensive income	504	122
Retained earnings/(accumulated deficit)	1,183	(1,127)
Total stockholders' equity of Duff & Phelps Corporation	173,677	100,129
Noncontrolling interest	119,218	137,630
Total stockholders' equity	292,895	237,759
Total liabilities and stockholders' equity	$441,257	$416,197

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$11,780	$13,714

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,118	4,457
Equity-based compensation	12,894	14,949
Bad debt expense	1,362	610
Net deferred income taxes	5,784	5,683
Loss on early extinguishment of debt	1,674	-
Other	(357)	734
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(5,189)	(8,276)
Unbilled services	(8,936)	(2,358)
Prepaid expenses and other current assets	1,515	489
Other assets	(1,221)	333
Accounts payable and accrued expenses	(2,019)	(5,741)
Accrued compensation and benefits	(21,259)	(35,124)
Deferred revenues	1,226	(649)
Other liabilities	-	234
Net cash provided by/(used in) operating activities	2,372	(10,945)

Cash flows from investing activities:
Purchase of property and equipment	(3,872)	(3,939)
Business acquisitions, net of cash acquired	-	(7,597)
Purchase of investments for deferred compensation plan	(5,684)	(9,551)
Proceeds from sale of investments in deferred compensation plan	-	1,692
Net cash used in investing activities	(9,556)	(19,395)

Cash flows from financing activities:
Net proceeds from sale of Class A common stock	111,871	-
Proceeds from exercises of IPO Options	343	-
Redemption of noncontrolling unitholders	(67,112)	-
Repayments of debt	(42,763)	(397)
Distributions and other payments to noncontrolling unitholders	(12,370)	(7,766)
Increase in restricted cash	(4,043)	-
Dividends	(1,197)	-
Repurchases of Class A common stock	(740)	-
Fees associated with early extinguishment of debt	(63)	-
Excess tax shortfall from equity-based awards	(70)	-
Net cash used in financing activities	(16,144)	(8,163)

Effect of exchange rate on cash and cash equivalents	535	750

Net increase/(decrease) in cash and cash equivalents	(22,793)	(37,753)
Cash and cash equivalents at beginning of period	81,381	90,243
Cash and cash equivalents at end of period	$58,588	$52,490

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income	Deficit)	Interest
Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the six months ended June 30, 2009	11,780	$11,780	-	-	-	-	-	-	3,499	8,281
Currency translation adjustment	534	534	-	-	-	-	-	498	-	36
Amortization of post-retirement benefits	16	16	-	-	-	-	-	9	-	7
Total comprehensive income/(loss)	12,330	$12,330	-	-	-	-	-	507	3,499	8,324

Sale of Class A common stock	111,840		8,050	81	-	-	111,759	-	-	-
Allocation of noncontrolling interest in D&P Acquisitions	-		-	-	-	-	(62,153)	-	-	62,153
Issuance of Class A common stock	180		10	-	-	-	78	-	-	102
Net issuance of restricted stock awards	(726)		1,230	13	-	-	(739)	-	-	-
Redemption of New Class A Units	(67,112)		-	-	(4,550)	-	(29,060)	-	-	(38,052)
Adjustment to Tax Receivable Agreement as a result of the redemption of New Class A Units	(543)		-	-	-	-	(543)	-	-	-
Exercise of IPO Options	312		20	-	-	-	312	-	-	-
Forfeitures	-		(105)	(2)	(91)	-	2	-	-	-
Equity-based compensation	13,821		-	-	-	-	6,782	-	-	7,039
Income tax benefit on equity-based compensation	(71)		-	-	-	-	(71)	-	-	-
Distributions to noncontrolling unitholders	(12,370)		-	-	-	-	(5,915)	-	-	(6,455)
Change in ownership interests between periods	-		-	-	-	-	51,648	(125)	-	(51,523)
Adjustment to due to noncontrolling unitholders	(3,579)		-	-	-	-	(3,579)	-	-	-
Deferred tax asset effective tax rate conversion	2,243		-	-	-	-	2,243	-	-	-
Dividends on Class A common stock	(1,189)		-	-	-	-	-	-	(1,189)	-
Balance as of June 30, 2009	$292,895		23,924	$239	16,248	$2	$171,749	$504	$1,183	$119,218

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Deficit)	Interest
Balance as of December 31, 2007	$181,483	$-	13,125	$131	21,090	$2	$75,589	$134	$(6,352)	$111,979

Comprehensive income
Net income for the three months ended June 30, 2008	13,714	13,714	-	-	-	-	-	-	2,675	11,039
Currency translation adjustment	750	750	-	-	-	-	-	304	-	446
Amortization of post-retirement benefits	24	24	-	-	-	-	-	10	-	14
Total comprehensive income/(loss)	14,488	$14,488	-	-	-	-	-	314	2,675	11,499

Issuance of common stock	1,469		80	1	-	-	594	-	-	874
Issuance of restricted stock awards	11		1,116	11	-	-	-	-	-	-
Forfeitures	-		(6)	-	(40)	-	-	-	-	-
Equity-based compensation	15,009		-	-	-	-	6,214	-	-	8,795
Income tax benefit on equity-based compensation	-		-	-	-	-	-	-	-	-
Distributions to non-controlling unitholders	(7,766)		-	-	-	-	(3,111)	-	-	(4,655)
Change in ownership interests between periods	-		-	-	-	-	4,138	7	-	(4,145)
Other	344		-	-	-	-	(321)	-	-	665
Balance as of June 30, 2008	$205,038		14,315	$143	21,050	$2	$83,103	$455	$(3,677)	$125,012

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

IPO and Related Transactions

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

Offering of Class A Common Stock

On May 18, 2009, the Company consummated a follow-on offering with the sale of 8,050 newly issued shares of Class A common stock at $14.75 per share, less an underwriting discount of $0.7375 per share, as summarized in the following table:

Stock subscription of 7,000 shares at $14.75 per share	$103,250
Over allotment of 1,050 shares at $14.75 per share	15,488
Underwriting discount of 8,050 shares at $0.7375 per share	(5,937)
Offering related expenses	(961)
Net proceeds	$111,840

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company used $67,112 of net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners and Vestar Capital Partners and 1,050 New Class A Units of D&P Acquisitions held by employees (including executive officers), directors and entities affiliated with directors.  Units were redeemed at a price per unit equal to the public offering price.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.  In addition, the Company used $42,366 of the net proceeds to repay outstanding borrowings and terminated its credit facility (see Note 8).  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

Basis of Presentation

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

Recently Adopted Accounting Pronouncements

In June 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165, Subsequent Events.  SFAS 165 establishes principles and requirements for subsequent events and sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company implemented SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment to ARB No. 51, Consolidated Financial Statements.  The implementation of this standard primarily effected the presentation of the Company’s consolidated financial statements whereby noncontrolling interest is presented as a component of stockholders’ equity.  The presentation and disclosure requirements were applied retrospectively for all periods presented.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial position or results of operations.

Critical Accounting Policies

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

The Company has sole voting power in and controls the management of D&P Acquisitions, and it owns a majority economic interest in D&P Acquisitions (59.6% at June 30, 2009).  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  Noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total New Class A Units owned by such unitholders.  The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	Controlling
	Corporation	Unitholders	Total
December 31, 2008	14,719	20,889	35,608
Sale of Class A common stock	8,050	-	8,050
Issuance of Class A common stock	10	-	10
Redemption of New Class A Units	-	(4,550)	(4,550)
Net issuance of restricted stock awards	1,230	-	1,230
Exercises of IPO Options	20	-	20
Forfeitures	(105)	(91)	(196)
June 30, 2009	23,924	16,248	40,172

Percent of total New Class A Units
December 31, 2008	41.3%	58.7%	100%
June 30, 2009	59.6%	40.4%	100%

As a result of the sale of Class A common stock and subsequent redemption of New Class A Units during the period, the Company’s economic interest in D&P Acquisitions changed from a minority to a majority position.  This change did not result in a change of control as the Company has always maintained sole voting power in and control of the management of D&P Acquisitions.

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income before income taxes	$7,620	$9,753	$16,313	$18,709
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(292)	57	(672)	(61)
Income before income taxes, as adjusted	7,328	9,810	15,641	18,648
Ownership percentage of noncontrolling interest(d)	47.3%	58.7%	52.9%	59.2%
Net income attributable to noncontrolling interest	3,465	5,762	8,281	11,039
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	3,863	4,048	7,360	7,609
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,129)	(2,788)	(3,861)	(4,934)
Net income attributable to Duff & Phelps Corporation	$1,734	$1,260	$3,499	$2,675

Continued .. . .
_________________________________
(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $2,421 and $2,731 for the three months ended June 30, 2009 and 2008, respectively, and $4,533 and $4,995 for the six months ended June 30, 2009 and 2008, respectively.

(b)
The provision for income taxes for entities other than Duff & Phelps Corporation represents taxes imposed directly on Duff & Phelps, LLC, a wholly-owned subsidiary of D&P Acquisitions, and its subsidiaries, such as taxes imposed on certain domestic subsidiaries (e.g., Rash & Associates, L.P.), taxes imposed by certain foreign jurisdictions, and taxes imposed by certain local and other jurisdictions (e.g., New York City).  Since Duff & Phelps, LLC is taxed as a partnership and a flow-through entity for U.S. federal and state income tax purposes, there is no provision for these taxes on income allocable to the non-controlling interest.

(c)	The provision of income taxes of Duff & Phelps Corporation includes all U.S. federal and state income taxes.

(d)
Income before income taxes, as adjusted, is allocated to the non-controlling interest based on the total New Class A Units vested for income tax purposes (“Tax-Vested Units”) owned by the non-controlling interest as a percentage of the aggregate amount of all Tax-Vested Units.  This percentage may not necessarily correspond to the total number of New Class A Units at the end of each respective period.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Distributions for taxes	$11,714	$7,766
Other distributions	656	-
Payments pursuant to the Tax Receivable Agreement	-	-
	$12,370	$7,766

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The marginal tax distribution rate has been set at 45%.  During the six months ended June 30, 2009 and 2008, D&P Acquisitions made aggregate distributions to its members, not including the Company, with respect to estimated taxable income for year-to-date 2009 and 2008, respectively.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes for at least the next 12 month period.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the six months ended June 30, 2009, the Company distributed $656 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distribution was made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009.  Concurrent with the payment of the dividend, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a distribution of $0.05 per unvested unit was deposited into a segregated account and will be released once a year with respect to units that vested during that year.  The segregated amount for unvested units totaled $156 and is included as a component of “Restricted cash” on the Consolidated Balance Sheet at June 30, 2009.  The distribution on unvested units that forfeit will be returned to the Company.

Payments pursuant to the Tax Receivable Agreement

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the six months ended June 30, 2009 as these payments are typically made in the fourth quarter of each year.  In 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

At June 30, 2009, the Company recorded a liability of $92,027, representing the payments due to D&P Acquisitions’ unitholders under the TRA.  In connection with the follow-on offering, the Company acquired 4,550  New Class A Units of D&P Acquisitions (see Note 2).   This transaction generated additional obligations to the selling members under the TRA which resulted in an increase in the TRA liability and an associated increase in net deferred tax assets.

Within the next 12 month period, the Company expects to pay $3,148 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing with from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2007.

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the non-controlling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2007.

During the three months ended June 30, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through and as of June 30, 2009.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) which is effective for fiscal years beginning January 1, 2009.  FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.  FSP EITF 03-6-1 requires retrospective application to all prior period net income per share calculations.

Our restricted stock awards are considered participating securities as they receive nonforfeitable dividends at the same rate as our common stock.  In accordance with EITF 03-6-1, the computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.  Accordingly, the effect of the allocation required under EITF 03-6-1 reduces earnings available for common stockholders.  The effect of applying FSP EITF 03-6-1 changed fully diluted net income per share from $0.10 to $0.09 for the three months ended June 30, 2009, from $0.22 to $0.20 for the six months ended June 30, 2009, and from $0.20 to $0.19 for the six months ended June 30, 2008.  There was no change in diluted earnings per share for the three months ended June 30, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic and diluted net income per share attributable to holders of Class A common stock:

Numerator
Net income attributable to Duff & Phelps Corporation	$1,734	$1,260	$3,499	$2,675
Earnings allocated to participating securities	(65)	(102)	(266)	(144)
Earnings available for common stockholders	$1,669	$1,158	$3,233	$2,531

Denominator for basic net income per share attributable to holders of Class A common stock:
Weighted average shares of Class A common stock	17,356	13,134	15,428	13,099

Denominator for diluted net income per share attributable to holders of Class A common stock:
Weighted average shares of Class A common stock	17,356	13,134	15,428	13,099
Add dilutive effect of the following:
Ongoing RSAs	755	296	617	188
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-	-
Dilutive weighted average shares of Class A common stock	18,111	13,430	16,045	13,287

Net income per share attributable to holders of Class A common stock

Basic	$0.10	$0.09	$0.21	$0.19

Diluted	$0.09	$0.09	$0.20	$0.19
______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	18,669	20,689	19,773	20,697
Weighted average IPO Options outstanding	1,926	2,049	1,959	2,056

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

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Except for adjustments to estimated forfeiture rates based on the most recent available information, there have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
.	June 30, 2009			June 30, 2008
.	Client			Client
.	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$2,828	$649	$3,477	$2,975	$1,330	$4,305
IPO Options	720	284	1,004	1,199	543	1,742
Ongoing RSAs	1,527	732	2,259	832	733	1,565
Total	$5,075	$1,665	$6,740	$5,006	$2,606	$7,612

	Six Months Ended			Six Months Ended
.	June 30, 2009			June 30, 2008
.	Client			Client
.	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$4,527	$1,288	$5,815	$6,113	$2,725	$8,838
IPO Options	1,353	565	1,918	2,392	1,085	3,477
Ongoing RSAs	3,458	1,703	5,161	1,125	1,509	2,634
Total	$9,338	$3,556	$12,894	$9,630	$5,319	$14,949

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

During the six months ended June 30, 2009, the Company issued 1,360 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  Expense is recognized based on the fair market value on the date of grant over the service period.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,360 Ongoing RSAs granted, 221 awards were granted to executives on February 26, 2009 and 18 to the Board of Directors on April 30, 2009.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options and Ongoing RSAs during the six months ended June 30, 2009:

		Restricted	Restricted
	IPO	Stock	Stock
	Options	Awards	Units
Balance as of December 31, 2008	1,997	1,248	92
Grants of Ongoing RSAs		1,279	81
Converted to Class A common stock upon lapse of restrictions	-	(71)	-
Ongoing RSAs withheld for payroll taxes	-	(49)	-
Exercises of IPO Options	(20)	-	-
Forfeitures	(80)	(105)	-
Balance as of June 30, 2009	1,897	2,302	173

Vested	465	-	-
Unvested	1,432	2,302	173

Weighted average fair value on grant date	$7.33	$14.02	$13.88
Weighted average exercise price	$16.00
Weighted average remaining contractual term	8.25
Total intrinsic value of exercised options	$95
Total fair value of options vested	$3,411
Aggregate intrinsic value	$3,377
Options expected to vest	1,300
Aggregate intrinsic value of options expected to vest	$2,313

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the six months ended June 30, 2009:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2008	6,615
Redemptions	(708)
Forfeitures	(91)
Balance as of June 30, 2009	5,816

Vested	3,046
Unvested	2,770

The total unamortized compensation cost related to all non-vested awards was approximately $29,900 at June 30, 2009.  The weighted-average period over which this is expected to be recognized is approximately one year.  A tax benefit of $1,385 and $920 was recognized for IPO Options and Ongoing RSAs for the six months ended June 30, 2009 and 2008, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7  -   FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)	$-	$14,765	$-	$14,765
Total assets	$-	$14,765	$-	$14,765

Benefits payable in conjunction with deferred compensation plan(1)	$-	$15,060	$-	$15,060
Interest rate swap(2)	-	604	-	604
Total liabilities	$-	$15,664	$-	$15,664

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8  -   LONG-TERM DEBT

The Company’s long-term obligations are summarized in the following table:

	June 30,	December 31,
	2009	2008

Outstanding balance of credit facility	$-	$42,763
Less: current amounts due in following year	-	(794)
Long-term portion	-	41,969
Debt discount and interest rate swap	-	209
Long-term debt, less current portion	$-	$42,178

On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement, dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and General Electric Capital Corporation (“GE Capital”), in its capacity as Administrative Agent.  The facility consisted of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which was uncommitted by the lenders and required additional approval at the time of request.

As described in Note 1, the Company used a portion of the net proceeds of its follow-on offering of Class A common stock to repay all amounts outstanding under the term loan facility and to cash collateralize $3,887 letters of credit previously outstanding under the facility.  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at June 30, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (b) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending June 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of June 30, 2009.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The obligation of the Company to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an "Event of Default" as defined in the Credit Agreement.  The Company's obligations under the Credit Agreement are guaranteed by D&P Acquisitions, and certain domestic subsidiaries of the Company (collectively, the "Guarantors").  The Credit Agreement is secured by a lien on substantially all of the personal property of the Company and each of the Guarantors.

Letters of Credit

At June 30, 2009, the Company had $4,199 of outstanding letters of credit, primarily in connection with real estate leases.  $3,887 of cash was deposited into a restricted account to serve as deposits to secure certain of these letters of credit.

Interest Rate Swap

The Company has a $19,400 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the credit agreement with GE Capital, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Condensed Consolidated Statement of Operations.  At June 30, 2009, the liability resulting from the interest rate swap was included in “Other long-term liabilities.”  Prior to the termination of the credit agreement with GE Capital, this amount was included as a component of “Long-term debt, less current portion.”

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Gain/(loss) resulting from change in fair value of interest rate swap	$135	$577	$326	$(54)

Estimated fair value - asset/(liability)	$(604)	$(617)	$(604)	$(617)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9  -   INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Provision for income taxes	$2,421	$2,731	$4,533	$4,995
Effective income tax rate	31.8%	28.0%	27.8%	26.7%

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

The Company accounts for uncertainties in income tax positions in accordance with FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2008	$502
Additional based on tax positions related to the current year	94
Balance as of June 30, 2009	$596

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

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value approximated fair market value at June 30, 2009.

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	June 30,	December 31,
	2009	2008
Fair market value of investments in rabbi trust	$14,765	$7,946
Payable to participants of the plan	15,060	8,479

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in “Accrued benefits related to deferred compensation plan” on the Consolidated Balance Sheet.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

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

Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for the three and six months ended June 30, 2008 have been recast to reflect current year presentation.  In addition, segment operating income in the three and six months ended June 30, 2008 has been adjusted to reflect the current allocation methodology among segments.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Financial Advisory
Revenues (excluding reimbursables)	$57,906	$65,460	$118,797	$126,897
Segment operating income	10,339	11,455	20,688	20,910
Segment operating income margin	17.9%	17.5%	17.4%	16.5%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,978	$15,403	$29,594	$27,825
Segment operating income	3,178	3,760	6,430	6,661
Segment operating income margin	21.2%	24.4%	21.7%	23.9%

Investment Banking
Revenues (excluding reimbursables)	$17,169	$16,938	$30,927	$36,232
Segment operating income	3,288	3,145	4,830	9,521
Segment operating income margin	19.2%	18.6%	15.6%	26.3%

Total
Revenues (excluding reimbursables)	$90,053	$97,801	$179,318	$190,954

Segment operating income	$16,805	$18,360	$31,948	$37,092
Net client reimbursable expenses	(11)	(7)	11	52
Equity-based compensation from Legacy Units and IPO Options	(4,481)	(6,047)	(7,733)	(12,315)
Depreciation and amortization	(2,556)	(2,281)	(5,118)	(4,457)
Acquisition retention expenses	-	(266)	-	(576)
Operating income	$9,757	$9,759	$19,108	$19,796

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the three months ended June 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,245 and $3,474 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.  In the six months ended June 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $6,567 and $8,698 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
United States	$81,596	85,870	$162,904	171,681
Europe	6,949	10,069	13,831	17,176
Asia	1,508	1,862	2,583	2,097
Revenues (excluding reimbursables)	$90,053	$97,801	$179,318	$190,954

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13  -  RELATED PARTY TRANSACTIONS

Lovell Minnick Partners

In conjunction with the follow-on offering (as described in Note 1), the Company redeemed 1,900 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners at a price per unit equal to the public offering price or an aggregate amount of $28,025.

In addition, D&P Acquisitions made distributions totaling $3,204 and $1,974 to entities affiliated with Lovell Minnick Partners in the six months ended June 30, 2009 and 2008, respectively.  Of the total, $3,023 and $1,974 were distributions for taxes during the six months ended June 30, 2009 and 2008 with respect to estimated taxable income for 2008 and 2007, respectively.  The remaining $181 for the six months ended June 30, 2009 was a distribution of $0.05 per unit.  Both of these distributions are further described in Note 3.

Two managing directors of Lovell Minnick serve as independent directors on the Company’s Board of Directors.

Vestar Capital Partners

In conjunction with the follow-on offering (as described in Note 1), the Company redeemed 1,600 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners at a price per unit equal to the public offering price or an aggregate amount of $23,600.  Included in this amount were payments to Noah Gottdiener, Chairman and Chief Executive Officer, Gerard Creagh, President, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners.  As a result, Messrs. Gottdiener, Creagh and Krueger each received approximately $53, $53 and $42, respectively, as a result of such redemptions.

In addition, D&P Acquisitions made distributions totaling $3,895 and $2,371 to entities affiliated with Vestar Capital Partners in the six months ended June 30, 2009 and 2008, respectively.  Of the total, $3,644 and $2,371 were distributions for taxes during the six months ended June 30, 2009 and 2008 with respect to estimated taxable income for 2008 and 2007, respectively.  The remaining $251 for the six months ended June 30, 2009 was a distribution of $0.05 per unit.  Both of these distributions are further described in Note 3.

A managing director of Vestar Capital Partners serves as an independent director on the Company’s Board of Directors.

Note 14  -  SUBSEQUENT EVENTS

On August 3, 2009, the Company announced that its board of directors had declared a quarterly dividend of $0.05 per share on its outstanding Class A common stock.  The dividend is payable on August 28, 2009, to shareholders of record on August 18, 2009. Concurrently with the payment of the dividend, the Company will be distributing $0.05 per unit to holders of New Class A Units.

In accordance with SFAS No. 165, Subsequent Events, management of the Company evaluated subsequent events through August 4, 2009, the date the financial statements were issued.

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

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.  During the six months ended June 30, 2009, there were no significant changes in our critical accounting policies and estimates, except for a change in our segment reporting.  Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for prior periods have been recast to reflect current year presentation.

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

Three months ended June 30, 2009 versus three months ended June 30, 2008

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change

Revenues	$90,053	$97,801	$(7,748)	(7.9)%
Reimbursable expenses	2,626	2,837	(211)	(7.4)%
Total revenues	92,679	100,638	(7,959)	(7.9)%

Direct client service costs
Compensation and benefits(1)	51,698	55,952	(4,254)	(7.6)%
Other direct client service costs	1,543	1,796	(253)	(14.1)%
Acquisition retention expenses	-	266	(266)	(100.0)%
Reimbursable expenses	2,637	2,844	(207)	(7.3)%
	55,878	60,858	(4,980)	(8.2)%

Operating expenses
Selling, general and administrative(2)	24,488	27,740	(3,252)	(11.7)%
Depreciation and amortization	2,556	2,281	275	12.1%
	27,044	30,021	(2,977)	(9.9)%

Operating income	9,757	9,759	(2)	(0.0)%

Other expense/(income)
Interest income	(3)	(81)	78	(96.3)%
Interest expense	333	749	(416)	(55.5)%
Loss on early extinguishment of debt	1,737	-	1,737	N/A
Other expense	70	(662)	732	(110.6)%
	2,137	6	2,131	35516.7%

Income before income taxes	7,620	9,753	(2,133)	(21.9)%

Provision for income taxes	2,421	2,731	(310)	(11.4)%

Net income	5,199	7,022	(1,823)	(26.0)%

Less: Net income attributable to the noncontrolling interest	3,465	5,762	(2,297)	(39.9)%

Net income attributable to Duff & Phelps Corporation	$1,734	$1,260	$474	37.6%

Other financial and operating data

Adjusted EBITDA(3)	$16,794	$18,353	$(1,559)	(8.5)%

Adjusted EBITDA(3) as a percentage of revenues	18.6%	18.8%	(0.1)%	(0.6)%

End of period managing directors	165	157	8	5.1%

End of period client service professionals	907	909	(2)	(0.2)%

(1)	Compensation and benefits include $5,075 and $5,006 of equity-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $1,665 and $2,606 of equity-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

(3)	Continued . . .

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues (excluding client reimbursables)	$90,053	$97,801

Net income attributable to Duff & Phelps Corporation	$1,734	$1,260
Net income attributable to the noncontrolling interest	3,465	5,762
Provision for income taxes	2,421	2,731
Other expense/(income), net	2,137	6
Depreciation and amortization	2,556	2,281
Acquisition retention expenses	-	266
Equity-based compensation associated with Legacy Units and IPO Options	4,481	6,047

Adjusted EBITDA	$16,794	$18,353

Adjusted EBITDA as a percentage of revenues	18.6%	18.8%

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

Given the level of acquisition activity during the period prior to the Company’s initial public offering (“Predecessor”), and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in periods subsequent to the Company’s initial public offering) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income attributable to Duff & Phelps Corporation before (a) net income attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) acquisition retention expenses, and (f) equity-based compensation associated with Legacy Units and IPO Options included in (i) compensation and benefits and (ii) selling, general and administrative expenses.

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

Overview

The current global recession, especially the dislocation of the credit markets and the financial services industry, continues to present us with opportunities and challenges.  While our service offerings generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units partially offset this reduction with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be generally counter-cyclical include our global restructuring services, dispute and legal management consulting, and goodwill impairment testing in conjunction with SFAS 142.  Services we believe to be generally non-cyclical include portfolio valuation, financial engineering and tax services.

Revenues

Revenues excluding reimbursable expenses decreased $7,748 or 7.9% to $90,053, compared to $97,801 for the three months ended June 30, 2008.  As summarized in the following table, the decrease in revenues primarily resulted from a 11.5% decrease in revenues attributable to our Financial Advisory segment and a 2.8% decrease in revenues from our Corporate Finance Consulting segment.  These decreases were partially offset by a 1.4% increase in revenues provided by our Investment Banking segment.

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$33,772	$45,699	$(11,927)	-26.1%
Tax Services	11,972	11,852	120	1.0%
Dispute & Legal Management Consulting	12,162	7,909	4,253	53.8%
	57,906	65,460	(7,554)	-11.5%
Corporate Finance Consulting
Portfolio Valuation	4,338	4,240	98	2.3%
Financial Engineering	5,159	4,271	888	20.8%
Strategic Value Advisory	3,588	3,302	286	8.7%
Due Diligence	1,893	3,590	(1,697)	-47.3%
	14,978	15,403	(425)	-2.8%
Investment Banking
Global Restructuring Advisory	8,614	4,047	4,567	112.8%
Transaction Opinions	6,180	10,078	(3,898)	-38.7%
M&A Advisory	2,375	2,813	(438)	-15.6%
	17,169	16,938	231	1.4%
Total revenues (excluding reimbursables)	$90,053	$97,801	$(7,748)	-7.9%

Services within each of our segments were impacted by the general economic environment and dislocation of the credit markets which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with Valuation Advisory, Due Diligence, Transaction Opinions and M&A Advisory.  These decreases were partially offset primarily by increases in revenues from services associated with Global Restructuring, Dispute & Legal Management Consulting, and Portfolio Valuation and to a lesser extent other Corporate Finance Consulting services.

Our client service headcount decreased to 907 client service professionals at June 30, 2009 from 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition, partially offset by limited hiring of professionals in areas which we have targeted for investment.  Our client service headcount decreased to 907 client service professionals at June 30, 2009 from 909 client service professionals at June 30, 2008.

Direct Client Service Costs

Direct client service costs decreased $4,980 or 8.2% to $55,878 for the three months ended June 30, 2009, compared to $60,858 for the three months ended June 30, 2008.  The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.  Adjusted direct client service costs decreased between periods as a result of a concerted effort to control expenses.

Direct Client Service Costs
(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues (excluding reimbursables)	$90,053	$97,801

Total direct client service costs	$55,878	$60,858
Less: equity-based compensation associated with Legacy Units and IPO Options	(3,548)	(4,174)
Less: acquisition retention expenses	-	(266)
Less: reimbursable expenses	(2,637)	(2,844)
Direct client service costs, as adjusted	$49,693	$53,574
Direct client service costs, as adjusted, as a percentage of revenues	55.2%	54.8%

The decrease in direct client service costs, as adjusted, resulted from lower accrued compensation, primarily as a result of the decline in revenues between periods.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by an increase in expense from changes in estimated forfeiture rates and grants of Ongoing RSAs.  Expenses related to retention payments associated with the acquisition of the CVC business in 2005 decreased as a result of the completion of the payments in 2008.  CVC represents the Corporate Value Consulting business (“CVC”) which we acquired in 2005 from the Standard & Poor’s division of The McGraw-Hill Companies, Inc.

Operating Expenses

Operating expenses decreased $2,977 or 9.9% to $27,044 for the three months ended June 30, 2009, compared to $30,021 for the three months ended June 30, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.

Operating Expenses
(Dollars in thousands)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Revenues (excluding reimbursables)	$90,053	$97,801

Total operating expenses	$27,044	$30,021
Less: equity-based compensation associated with Legacy Units and IPO Options	(933)	(1,873)
Less: depreciation and amortization	(2,556)	(2,281)
Operating expenses, as adjusted	$23,555	$25,867
Operating expenses, as adjusted, as a percentage of revenues	26.2%	26.4%

The decrease in operating expenses, as adjusted, resulted from (i) lower practice development expenses, (ii) lower recruiting costs from a decline in hiring activity and (iii) lower accrued compensation primarily as a result of the decline in revenues between periods, partially offset by higher bad debts and other general expenses.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by changes in estimates of forfeiture rates and an increase in expense for grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our credit facility.  The termination of our credit facility resulted in a $1,737 early extinguishment charge of which $1,674 was non-cash.  Other expense increased primarily from non-cash loss from the change in fair market value of the interest rate swap and related quarterly payment.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 40.4% and 59.5% at June 30, 2009 and 2008, respectively.

Provision for Income Taxes

The provision for income taxes was $2,421 or 31.8% of income before income taxes for the three months ended June 30, 2009, compared to $2,731 or 28.0% of income before income taxes for the three months ended June 30, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Segment Results – Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$57,906	$65,460	$(7,554)	-11.5%
Segment operating income	$10,339	$11,455	$(1,116)	-9.7%
Segment operating income margin	17.9%	17.5%	0.4%	2.0%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,978	$15,403	$(425)	-2.8%
Segment operating income	$3,178	$3,760	$(582)	-15.5%
Segment operating income margin	21.2%	24.4%	-3.2%	-13.1%

Investment Banking
Revenues (excluding reimbursables)	$17,169	$16,938	$231	1.4%
Segment operating income	$3,288	$3,145	$143	4.5%
Segment operating income margin	19.2%	18.6%	0.6%	3.1%

Total
Revenues (excluding reimbursables)	$90,053	$97,801

Segment operating income	$16,805	$18,360
Net client reimbursable expenses	(11)	(7)
Equity-based compensation from
Legacy Units and IPO Options	(4,481)	(6,047)
Depreciation and amortization	(2,556)	(2,281)
Acquisition retention expenses	-	(266)
Operating income	$9,757	$9,759

Average Client Service Professionals
Financial Advisory	658	671	(13)	-1.9%
Corporate Finance Consulting	134	126	8	6.3%
Investment Banking	135	118	17	14.4%
Total	927	915	12	1.3%

End of Period Client Service Professionals
Financial Advisory	640	663	(23)	-3.5%
Corporate Finance Consulting	136	125	11	8.8%
Investment Banking	131	121	10	8.3%
Total	907	909	(2)	-0.2%

Revenue per Client Service Professional
Financial Advisory	$88	$98	$(10)	-10.2%
Corporate Finance Consulting	$112	$122	$(10)	-8.2%
Investment Banking	$127	$144	$(17)	-11.8%
Total	$97	$107	$(10)	-9.3%

Results of Operations by Segment – Continued
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	62.3%	60.1%	2.2%	3.7%
Corporate Finance Consulting	60.2%	61.4%	-1.2%	-2.0%

Rate-Per-Hour(2)
Financial Advisory	$328	$371	$(43)	-11.6%
Corporate Finance Consulting	$404	$409	$(5)	-1.2%

Revenues (excluding reimbursables)
Financial Advisory	$57,906	$65,460	$(7,554)	-11.5%
Corporate Finance Consulting	14,978	15,403	(425)	-2.8%
Investment Banking	17,169	16,938	231	1.4%
Total	$90,053	$97,801	$(7,748)	-7.9%

Average Number of Managing Directors
Financial Advisory	99	94	5	5.3%
Corporate Finance Consulting	30	25	5	20.0%
Investment Banking	39	32	7	21.9%
Total	168	151	17	11.3%

End of Period Managing Directors
Financial Advisory	96	98	(2)	-2.0%
Corporate Finance Consulting	31	26	5	19.2%
Investment Banking	38	33	5	15.2%
Total	165	157	8	5.1%

Revenue per Managing Director
Financial Advisory	$585	$696	$(111)	-15.9%
Corporate Finance Consulting	$499	$616	$(117)	-19.0%
Investment Banking	$440	$529	$(89)	-16.8%
Total	$536	$648	$(112)	-17.3%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash & Associates, L.P. (“Rash”), a wholly-owned subsidiary of the Company.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $2,430 and $1,915 of revenues associated with Rash in the three months ended June 30, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the three months ended June 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,245 and $3,474 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $7,554 or 11.5% to $57,906 for the three months ended June 30, 2009, compared to $65,460 for the three months ended June 30, 2008.  The decrease in revenues resulted from our Valuation Advisory business, partially offset by continued growth in revenues from our Dispute & Legal Management Consulting and to a lesser extent Tax Services businesses, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$33,772	$45,699	$(11,927)	-26.1%
Tax Services	11,972	11,852	120	1.0%
Dispute & Legal Management Consulting	12,162	7,909	4,253	53.8%
	$57,906	$65,460	$(7,554)	-11.5%

The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions, including SFAS 141 purchase price allocations and real estate valuations.  These decreases were partially offset by increases in revenue from goodwill impairment testing in conjunction with SFAS 142.  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from (i) an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection and (ii) incremental revenues from our acquisition of the Lumin Expert Group.  The increase in revenues from Tax Services primarily resulted from continued growth in property tax services as well as the addition of professionals in our transactional tax advisory practice during the latter half of 2008.

Segment Operating Income

Financial Advisory segment operating income decreased $1,116 or 9.7% to $10,339 for the three months ended June 30, 2009, compared to $11,455 for the three months ended June 30, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.9% for the three months ended June 30, 2009, compared to 17.5% for the three months ended June 30, 2008.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $425 or 2.8% to $14,978 for the three months ended June 30, 2009, compared to $15,403 for the three months ended June 30, 2008.  The decrease in revenues was driven by reduced demand for Due Diligence services, partially offset by increases in demand for Financial Engineering services and to a lesser extent services from Strategic Value Advisory and Portfolio Valuation, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$4,338	$4,240	$98	2.3%
Financial Engineering	5,159	4,271	888	20.8%
Strategic Value Advisory	3,588	3,302	286	8.7%
Due Diligence	1,893	3,590	(1,697)	-47.3%
	$14,978	$15,403	$(425)	-2.8%

The decrease in revenues from Due Diligence resulted from a lower volume of M&A transactions during the quarter. Portfolio Valuation, Financial Engineering and Strategic Value Advisory benefited from increased demand from existing clients as well as the addition of new clients.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $582 or 15.5% to $3,178 for the three months ended June 30, 2009, compared to $3,760 for the three months ended June 30, 2008 due to reduced revenues.  Segment operating income margin was 21.2% for the three months ended June 30, 2009, compared to 24.4% for the three months ended June 30, 2008, primarily from the change in mix of revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $231 or 1.4% to $17,169 for the three months ended June 30, 2009, compared to $16,938 for the three months ended June 30, 2008.  Increases in revenues from Global Restructuring Advisory, were partially offset by decreases in revenues from M&A Advisory and Transaction Opinions, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Global Restructuring Advisory	$8,614	$4,047	$4,567	112.8%
Transaction Opinions	6,180	10,078	(3,898)	-38.7%
M&A Advisory	2,375	2,813	(438)	-15.6%
	$17,169	$16,938	$231	1.4%

Global Restructuring Advisory benefited from an increase in demand for our domestic restructuring services.  Transaction Opinions and M&A Advisory revenues decreased as a result of the current economic landscape and a lower volume of M&A transactions which continue to present challenges for this segment.

Segment Operating Income

Operating income from the Investment Banking segment increased $143 or 4.5% to $3,288 for the three months ended June 30, 2009, compared to $3,145 for the three months ended June 30, 2008.  Operating income margin was 19.2% for the three months ended June 30, 2009, compared to 18.6% for the three months ended June 30, 2008, primarily as a result of lower revenues from Transaction Opinions and M&A Advisory.

Six months ended June 30, 2009 versus six months ended June 30, 2008

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change

Revenues	$179,318	$190,954	$(11,636)	(6.1)%
Reimbursable expenses	4,663	5,165	(502)	(9.7)%
Total revenues	183,981	196,119	(12,138)	(6.2)%

Direct client service costs
Compensation and benefits(1)	102,828	108,996	(6,168)	(5.7)%
Other direct client service costs	2,847	3,418	(571)	(16.7)%
Acquisition retention expenses	-	576	(576)	(100.0)%
Reimbursable expenses	4,652	5,113	(461)	(9.0)%
	110,327	118,103	(7,776)	(6.6)%

Operating expenses
Selling, general and administrative(2)	49,428	53,763	(4,335)	(8.1)%
Depreciation and amortization	5,118	4,457	661	14.8%
	54,546	58,220	(3,674)	(6.3)%

Operating income	19,108	19,796	(688)	(3.5)%

Other expense/(income)
Interest income	(17)	(564)	547	(97.0)%
Interest expense	988	1,722	(734)	(42.6)%
Loss on early extinguishment of debt	1,737	-	1,737	N/A
Other expense	87	(71)	158	(222.5)%
	2,795	1,087	1,708	157.1%

Income before income taxes	16,313	18,709	(2,396)	(12.8)%

Provision for income taxes	4,533	4,995	(462)	(9.2)%

Net income	11,780	13,714	(1,934)	(14.1)%

Less: Net income attributable to the noncontrolling interest	8,281	11,039	(2,758)	(25.0)%

Net income attributable to Duff & Phelps Corporation	$3,499	$2,675	$824	30.8%

Other financial and operating data

Adjusted EBITDA(3)	$31,959	$37,144	$(5,185)	(14.0)%

Adjusted EBITDA(3) as a percentage of revenues	17.8%	19.5%	-1.6%	(8.4)%

End of period managing directors	165	157	8	5.1%

End of period client service professionals	907	909	(2)	(0.2)%

(1)	Compensation and benefits include $9,338 and $9,630 of equity-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $3,556 and $5,319 of equity-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

(3)	Continued . . .

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Revenues (excluding client reimbursables)	$179,318	$190,954

Net income attributable to Duff & Phelps Corporation	$3,499	$2,675
Net income attributable to the noncontrolling interest	8,281	11,039
Provision for income taxes	4,533	4,995
Other expense/(income), net	2,795	1,087
Depreciation and amortization	5,118	4,457
Acquisition retention expenses	-	576
Equity-based compensation associated with Legacy Units and IPO Options	7,733	12,315

Adjusted EBITDA	$31,959	$37,144

Adjusted EBITDA as a percentage of revenues	17.8%	19.5%

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

Given the level of acquisition activity during the period prior to the Company’s initial public offering (“Predecessor”), and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in periods subsequent to the Company’s initial public offering) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income attributable to Duff & Phelps Corporation before (a) net income attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) acquisition retention expenses, and (f) equity-based compensation associated with Legacy Units and IPO Options included in (i) compensation and benefits and (ii) selling, general and administrative expenses.

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

Overview

The current global recession, especially the dislocation of the credit markets and the financial services industry, continues to present us with opportunities and challenges.  While our service offerings generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units partially offset this reduction with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be generally counter-cyclical include our global restructuring services, dispute and legal management consulting, and goodwill impairment testing in conjunction with SFAS 142.  Services we believe to be generally non-cyclical include portfolio valuation, financial engineering and tax services.

Revenues

Revenues excluding reimbursable expenses decreased $11,636 or 6.1% to $179,318, compared to $190,954 for the six months ended June 30, 2008.  The decrease in revenues primarily resulted from a 14.6% decrease in revenues attributable to our Investment Banking segment and a 6.4% decrease in revenues from our Financial Advisory segment.  These decreases were partially offset by a 6.4% increase in revenues provided by our Corporate Finance Consulting segment, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$74,142	$92,560	$(18,418)	-19.9%
Tax Services	22,850	20,741	2,109	10.2%
Dispute & Legal Management Consulting	21,805	13,596	8,209	60.4%
	118,797	126,897	(8,100)	-6.4%

Corporate Finance Consulting
Portfolio Valuation	10,633	6,622	4,011	60.6%
Financial Engineering	9,307	7,589	1,718	22.6%
Strategic Value Advisory	6,208	5,564	644	11.6%
Due Diligence	3,446	8,050	(4,604)	-57.2%
	29,594	27,825	1,769	6.4%

Investment Banking
Global Restructuring Advisory	14,192	6,881	7,311	106.2%
Transaction Opinions	12,281	21,006	(8,725)	-41.5%
M&A Advisory	4,454	8,345	(3,891)	-46.6%
	30,927	36,232	(5,305)	-14.6%

Total revenues (excluding reimbursables)	$179,318	$190,954	$(11,636)	-6.1%

Services within each of our segments were impacted by the general economic environment and dislocation of the credit markets which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with Valuation Advisory, Due Diligence, Transaction Opinions and M&A Advisory.  These decreases were partially offset primarily by increases in revenues from services associated with Global Restructuring, Dispute & Legal Management Consulting, Portfolio Valuation and to a lesser extent other Corporate Finance Consulting services.

Our client service headcount decreased to 907 client service professionals at June 30, 2009 from 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition, partially offset by limited hiring of professionals in areas which we have targeted for investment.  Our client service headcount decreased to 907 client service professionals at June 30, 2009 from 909 client service professionals at June 30, 2008.

Direct Client Service Costs

Direct client service costs decreased $7,776 or 6.6% to $110,327 for the six months ended June 30, 2009, compared to $118,103 for the six months ended June 30, 2008.  The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.  Adjusted direct client service costs decreased between periods as a result of a concerted effort to control expenses.

Direct Client Service Costs
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Revenues (excluding reimbursables)	$179,318	$190,954

Total direct client service costs	$110,327	$118,103
Less: equity-based compensation associated with Legacy Units and IPO Options	(5,880)	(8,505)
Less: acquisition retention expenses	-	(576)
Less: reimbursable expenses	(4,652)	(5,113)
Direct client service costs, as adjusted	$99,795	$103,909

Direct client service costs, as adjusted, as a percentage of revenues	55.7%	54.4%

The decrease in direct client service costs, as adjusted, resulted from lower accrued compensation, primarily as a result of the decline in revenues between periods.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by changes in estimates of forfeiture rates and an increase in expense from grants of Ongoing RSAs.  Expenses related to retention payments associated with the acquisition of the CVC business in 2005 decreased as a result of the completion of the payments in 2008.  CVC represents the Corporate Value Consulting business (“CVC”) which we acquired in 2005 from the Standard & Poor’s division of The McGraw-Hill Companies, Inc.

Operating Expenses

Operating expenses decreased $3,674 or 6.3% to $54,546 for the six months ended June 30, 2009, compared to $58,220 for the six months ended June 30, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.

Operating Expenses
(Dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2009	2008

Revenues (excluding reimbursables)	$179,318	$190,954

Total operating expenses	$54,546	$58,220
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,853)	(3,810)
Less: depreciation and amortization	(5,118)	(4,457)
Operating expenses, as adjusted	$47,575	$49,953

Operating expenses, as adjusted, as a percentage of revenues	26.5%	26.2%

The decrease in operating expenses, as adjusted, resulted from (i) lower practice development expenses, (ii) lower recruiting costs from a decline in hiring activity and (iii) lower accrued compensation primarily as a result of the decline in revenues between periods, partially offset by higher professional fees, salaries and bad debts.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by changes in estimates of forfeiture rates and an increase in expense for grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our credit facility.  The termination of our credit facility resulted in a $1,737 early extinguishment charge of which $1,674 was non-cash.  Other expense increased primarily from non-cash loss from the change in fair market value of the interest rate swap and related quarterly payment.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 40.4% and 59.5% at June 30, 2009 and 2008, respectively.

Provision for Income Taxes

The provision for income taxes was $4,533 or 27.8% of income before income taxes for the six months ended June 30, 2009, compared to $4,995 or 26.7% of income before income taxes for the six months ended June 30, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Segment Results – Six months ended June 30, 2009 versus six months ended June 30, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment
(In thousands, except headcount and rate-per-hour)

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$118,797	$126,897	$(8,100)	-6.4%
Segment operating income	$20,688	$20,910	$(222)	-1.1%
Segment operating income margin	17.4%	16.5%	0.9%	5.7%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$29,594	$27,825	$1,769	6.4%
Segment operating income	$6,430	$6,661	$(231)	-3.5%
Segment operating income margin	21.7%	23.9%	-2.2%	-9.2%

Investment Banking
Revenues (excluding reimbursables)	$30,927	$36,232	$(5,305)	-14.6%
Segment operating income	$4,830	$9,521	$(4,691)	-49.3%
Segment operating income margin	15.6%	26.3%	-10.7%	-40.6%

Total
Revenues (excluding reimbursables)	$179,318	$190,954

Segment operating income	$31,948	$37,092
Net client reimbursable expenses	11	52
Equity-based compensation from Legacy Units and IPO Options	(7,733)	(12,315)
Depreciation and amortization	(5,118)	(4,457)
Acquisition retention expenses	-	(576)
Operating income	$19,108	$19,796

Average Client Service Professionals
Financial Advisory	679	666	13	2.0%
Corporate Finance Consulting	133	118	15	12.7%
Investment Banking	135	110	25	22.7%
Total	947	894	53	5.9%

End of Period Client Service Professionals
Financial Advisory	640	663	(23)	-3.5%
Corporate Finance Consulting	136	125	11	8.8%
Investment Banking	131	121	10	8.3%
Total	907	909	(2)	-0.2%

Revenue per Client Service Professional
Financial Advisory	$175	$191	$(16)	-8.4%
Corporate Finance Consulting	$223	$236	$(13)	-5.5%
Investment Banking	$229	$329	$(100)	-30.4%
Total	$189	$214	$(25)	-11.7%

Results of Operations by Segment – Continued
(In thousands, except headcount and rate-per-hour)

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	64.8%	63.5%	1.3%	2.0%
Corporate Finance Consulting	57.9%	61.5%	-3.6%	-5.9%

Rate-Per-Hour(2)
Financial Advisory	$316	$345	$(29)	-8.4%
Corporate Finance Consulting	$416	$377	$39	10.3%

Revenues (excluding reimbursables)
Financial Advisory	$118,797	$126,897	$(8,100)	-6.4%
Corporate Finance Consulting	29,594	27,825	1,769	6.4%
Investment Banking	30,927	36,232	(5,305)	-14.6%
Total	$179,318	$190,954	$(11,636)	-6.1%

Average Number of Managing Directors
Financial Advisory	100	89	11	12.4%
Corporate Finance Consulting	30	22	8	36.4%
Investment Banking	37	31	6	19.4%
Total	167	142	25	17.6%

End of Period Managing Directors
Financial Advisory	96	98	(2)	-2.0%
Corporate Finance Consulting	31	26	5	19.2%
Investment Banking	38	33	5	15.2%
Total	165	157	8	5.1%

Revenue per Managing Director
Financial Advisory	$1,188	$1,426	$(238)	-16.7%
Corporate Finance Consulting	$986	$1,265	$(279)	-22.1%
Investment Banking	$836	$1,169	$(333)	-28.5%
Total	$1,074	$1,345	$(271)	-20.1%

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

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $4,322 and $3,939 of revenues associated with Rash in the six months ended June 30, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the six months ended June 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $6,567 and $8,698 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $8,100 or 6.4% to $118,797 for the six months ended June 30, 2009, compared to $126,897 for the six months ended June 30, 2008.  The decrease in revenues resulted from our Valuation Advisory business, partially offset by continued growth in revenues from our Dispute & Legal Management Consulting and to a lesser extent Tax Services businesses, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$74,142	$92,560	$(18,418)	-19.9%
Tax Services	22,850	20,741	2,109	10.2%
Dispute & Legal Management Consulting	21,805	13,596	8,209	60.4%
	$118,797	$126,897	$(8,100)	-6.4%

The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions, including SFAS 141 purchase price allocations and real estate valuations.  These decreases were partially offset by increases in revenue from goodwill impairment testing in conjunction with SFAS 142.  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from (i) an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection and (ii) incremental revenues from our acquisitions of the Lumin Expert Group and Dubinsky & Company, P.C.  The increase in revenues from Tax Services primarily resulted from continued growth in property tax services as well as the addition of professionals in our transactional tax advisory practice during the latter half of 2008.

Segment Operating Income

Financial Advisory segment operating income decreased $222 or 1.1% to $20,688 for the six months ended June 30, 2009, compared to $20,910 for the six months ended June 30, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.4% for the six months ended June 30, 2009, compared to 16.5% for the six months ended June 30, 2008, primarily from the change in mix of revenues.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $1,769 or 6.4% to $29,594 for the six months ended June 30, 2009, compared to $27,825 for the six months ended June 30, 2008 due to reduced revenues.  Growth was primarily driven by demand for Portfolio Valuation services and to a lesser extent services from Financial Engineering and Strategic Value Advisory, partially offset by a decrease in revenues from Due Diligence, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$10,633	$6,622	$4,011	60.6%
Financial Engineering	9,307	7,589	1,718	22.6%
Strategic Value Advisory	6,208	5,564	644	11.6%
Due Diligence	3,446	8,050	(4,604)	-57.2%
	$29,594	$27,825	$1,769	6.4%

Portfolio Valuation, Financial Engineering and Strategic Value Advisory benefited from increased demand from existing clients as well as the addition of new clients.  The decrease in revenues from Due Diligence resulted from a lower volume of M&A transactions during the first half of the year.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $231 or 3.5% to $6,430 for the six months ended June 30, 2009, compared to $6,661 for the six months ended June 30, 2008.  Segment operating income margin was 21.7% for the six months ended June 30, 2009, compared to 23.9% for the six months ended June 30, 2008, primarily from the change in mix of revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment decreased $5,305 or 14.6% to $30,927 for the six months ended June 30, 2009, compared to $36,232 for the six months ended June 30, 2008, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Global Restructuring Advisory	$14,192	$6,881	$7,311	106.2%
Transaction Opinions	12,281	21,006	(8,725)	-41.5%
M&A Advisory	4,454	8,345	(3,891)	-46.6%
	$30,927	$36,232	$(5,305)	-14.6%

A lower volume of M&A transactions and the current economic landscape continue to present challenges for this segment, especially with respect to Transaction Opinions and M&A Advisory.  Global Restructuring Advisory benefited from an increase in demand for our domestic restructuring services and our international restructuring practice, which we launched in the second quarter of 2008.

Segment Operating Income

Operating income from the Investment Banking segment decreased $4,691 or 49.3% to $4,830 for the six months ended June 30, 2009, compared to $9,521 for the six months ended June 30, 2008.  Operating income margin was 15.6% for the six months ended June 30, 2009, compared to 26.3% for the six months ended June 30, 2008, primarily as a result of lower revenues from Transaction Opinions and M&A Advisory.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing non-restricted cash balances and availability under our revolving credit facility (see below).  Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to professionals, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company and (vi) dividends to the extent declared by the Board of Directors.

Cash and cash equivalents decreased by $22,793 to $58,588 at June 30, 2009, compared to $81,381 at December 31, 2008.  The decrease in cash resulted from $16,144 used in financing activities and $9,556 used in investing activities, partially offset by $2,372 provided by operating activities.

Operating Activities

During the six months ended June 30, 2009, cash of $2,372 was provided by operating activities, compared to $10,945 used by operating activities in the prior year period.  The increase of amounts provided by operating activities primarily resulted from lower cash bonus payments made in 2009 with respect to the 2008 bonus year, as compared to cash bonus payments made in 2008 with respect to the 2007 bonus year, offset by lower bonus accruals in the current year, as compared to the prior year.  Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year.

Investing Activities

During the six months ended June 30, 2009, cash of $9,556 was used in investing activities, compared to $19,395 used in the prior year period.  Investing activities during the current period included (i) purchases of property and equipment to support our continued growth and (ii) purchases of and proceeds from the sale of investments related to the Company’s deferred compensation plan.  Management believes these investments pose limited liquidity risk.

Financing Activities

During the six months ended June 30, 2009, cash of $16,144 was used in financing activities, compared to $8,163 used in the prior year period.  Significant financing activities are summarized as follows:

•
Net proceeds from sale of Class A common stock – On May 18, 2009, we consummated a follow-on offering with the sale of 8,050 newly issued shares of Class A common stock at $14.75 per share, less an underwriting discount of $0.7375 per share.  Net proceeds totaled $111,840 of which $31 was accrued at June 30, 2009, as summarized in the following table:

Stock subscription of 7,000 shares at $14.75 per share	$103,250
Over allotment of 1,050 shares at $14.75 per share	15,488
Underwriting discount of 8,050 shares at $0.7375 per share	(5,937)
Offering related expenses	(961)
Net proceeds	111,840
Add back amounts accrued, not yet paid	31
Net proceeds per cash flow	$111,871

•
Redemption of noncontrolling unitholders – In conjunction with the follow-on offering, we used $67,112 of our net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners and Vestar Capital Partners and 1,050 New Class A Units of D&P Acquisitions held by employees, including executive officers, directors and entities affiliated with our directors.  Units were redeemed at a price per unit equal to the public offering price.  In connection with the redemption, a corresponding number of shares of Class B common stock were also cancelled.

•	Repayments of debt – Repayments of debt totaled $42,763 and were used to repay all outstanding borrowings and terminate our credit agreement with General Electric Capital Corporation.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Distributions for taxes	$11,714	$7,766
Other distributions	656	-
Payments pursuant to the Tax Receivable Agreement	-	-
	$12,370	$7,766

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The marginal tax distribution rate has been set at 45%.  During the six months ended June 30, 2009 and 2008, D&P Acquisitions made aggregate distributions to its members, not including the Company, with respect to estimated taxable income for year-to-date 2009 and 2008, respectively.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes for at least the next 12 month period.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the six months ended June 30, 2009, the Company distributed $656 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distribution was made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009.  Concurrent with the payment of the dividend, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a distribution of $0.05 per unvested unit was deposited into a segregated account and will be released once a year with respect to units that vested during that year.  The segregated amount for unvested units totaled $156 and is included as a component of “Restricted cash” on the Consolidated Balance Sheet at June 30, 2009.  The distribution on unvested units that forfeit will be returned to the Company.

Payments pursuant to the Tax Receivable Agreement

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

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the six months ended June 30, 2009 as these payments are typically made in the fourth quarter of each year.  In 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

At June 30, 2009, the Company recorded a liability of $92,027, representing the payments due to D&P Acquisitions’ unitholders under the TRA.  In connection with the follow-on offering, the Company acquired 4,550  New Class A Units of D&P Acquisitions (see Note 2).   This transaction generated additional obligations to the selling members under the TRA which resulted in an increase in the TRA liability and an associated increase in net deferred tax assets.

Within the next 12 month period, the Company expects to pay $3,148 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing with from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA, filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2007.

•
Increase in restricted cash – The increase in restricted cash resulted from $3,887 of deposits to secure certain letters of credit and $156 of deposits for the distribution of $0.05 per unvested unit to noncontrolling unitholders as described above.

•	Dividends – Cash dividends of $1,197 reflects the payment of a quarterly dividend of $0.05 per share on our outstanding Class A common stock, including holders of restricted stock awards.

•
Repurchases of Class A common stock – Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program.

Credit Facility

On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at June 30, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (b) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending June 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of June 30, 2009.

The obligation of the Company to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an "Event of Default" as defined in the Credit Agreement.  The Company's obligations under the Credit Agreement are guaranteed by D&P Acquisitions, and certain domestic subsidiaries of the Company (collectively, the "Guarantors").  The Credit Agreement is secured by a lien on substantially all of the personal property of the Company and each of the Guarantors.

We regularly monitor our liquidity position, including cash, other significant working capital assets and liabilities, debt, and other matters relating to liquidity and compliance with regulatory net capital requirements.

Future Needs

Our primary financing need has been to fund our growth.  Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses.  We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our new revolving credit agreement.  We believe these funds will be adequate to fund future growth.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks at June 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of 2009, we withheld shares of our Class A common stock from holders of Ongoing RSAs to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares, as summarized in the following table:

	Total
	Number of	Average
	Shares	Price Paid
Class A Common Stock	Purchased	Per Share
	(In thousands)
April 1 through April 30, 2009	3	$18.48
May 1 through May 31, 2009	4	15.74
June 1 through June 30, 2009	1	16.89
Total	8	$17.00

The total number of shares purchased represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Item 3.       Defaults Upon Senior Securities.

                   None.

Item 4.       Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on April 30, 2009.  Holders of Class A Common Stock and Class B Common Stock voted together as a single class on all matters presented at the meeting.  With respect to the election of directors to the board of directors, the shares were voted as follows:

	Number of Shares of		Number of Shares of
	Class A Common Stock		Class B Common Stock		Total
Nominee	For	Withheld	For	Withheld	For	Withheld

Noah Gottdiener	10,563,514	1,777,926	15,102,998	426,396	25,666,512	2,204,322
Gerard Creagh	10,543,987	1,797,453	15,102,998	426,396	25,646,985	2,223,849
Robert M. Belke	10,189,234	2,161,206	15,441,670	87,724	25,630,904	2,248,930
Peter W. Calamari	11,898,439	443,001	15,315,420	213,974	27,213,859	656,975
William R. Carapezzi	12,261,155	80,285	15,315,420	213,974	27,576,575	294,259
William J. Hannigan	11,897,630	443,810	15,315,420	213,974	27,213,050	657,784
Harvey M. Krueger	10,221,758	2,119,684	15,441,670	87,724	25,663,428	2,207,408
Sander M. Levy	10,174,723	2,166,717	15,315,420	213,974	25,490,143	2,380,691
Jeffrey D. Lovell	8,198,610	4,142,830	15,315,420	213,123	23,514,030	4,355,953

With respect to the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009, the shares were voted as follows:

Number of Shares	Voted For	Voted Against	Abstentions

Class A Common Stock	8,941,988	808	3,019
Class B Common Stock	15,354,550	142,680	32,164
Total	24,296,538	143,488	35,183

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

DUFF & PHELPS CORPORATION
(Registrant)

Date: August 4, 2009	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer