Form 10-Q
period 2009-09-30
Duff & Phelps Corp
filed 2009-11-04
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 23,985,989 as of October 15, 2009.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 16,243,979 as of October 15, 2009.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$93,240	$96,314	$272,558	$287,268
Reimbursable expenses	3,394	2,781	8,057	7,946
Total revenues	96,634	99,095	280,615	295,214

Direct client service costs
Compensation and benefits (including $4,294 and $7,551 of equity-based compensation for the three months ended September 30, 2009 and 2008, respectively, and $13,631 and $17,182 for the nine months ended September 30, 2009 and 2008, respectively)	52,287	57,280	155,115	166,276
Other direct client service costs	2,954	2,410	5,801	5,828
Acquisition retention expenses	-	206	-	782
Reimbursable expenses	3,468	2,813	8,120	7,926
Subtotal	58,709	62,709	169,036	180,812

Operating expenses
Selling, general and administrative expenses (including $2,018 and $2,845 of equity-based compensation for the three months ended September 30, 2009 and 2008, respectively, and $5,574 and $8,164 for the nine months ended September 30, 2009 and 2008, respectively)	24,620	29,538	74,048	83,301
Depreciation and amortization	2,594	2,446	7,712	6,903
Subtotal	27,214	31,984	81,760	90,204

Operating income	10,711	4,402	29,819	24,198

Other expense/(income)
Interest income	(17)	(90)	(34)	(654)
Interest expense	91	847	1,079	2,569
Loss on early extinguishment of debt	-	-	1,737	-
Other expense	50	(21)	137	(92)
Subtotal	124	736	2,919	1,823

Income before income taxes	10,587	3,666	26,900	22,375

Provision for income taxes	2,999	1,348	7,532	6,343

Net income	7,588	2,318	19,368	16,032

Less: Net income attributable to noncontrolling interest	4,136	2,165	12,417	13,204

Net income attributable to Duff & Phelps Corporation	$3,452	$153	$6,951	$2,828

Weighted average shares of Class A common stock outstanding
Basic	21,625	13,299	17,517	13,166
Diluted	22,448	13,673	18,197	13,397

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.15	$0.01	$0.37	$0.20
Diluted	$0.14	$0.01	$0.35	$0.20

Cash dividends declared per common share	$0.05	$-	$0.10	$-

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,196	$81,381
Restricted cash	689	-
Accounts receivable, net	62,340	55,876
Unbilled services	26,949	17,938
Prepaid expenses and other current assets	5,996	6,599
Net deferred income taxes, current	3,191	4,304
Total current assets	183,361	166,098

Property and equipment, net	28,266	28,350
Goodwill	117,012	116,456
Intangible assets, net	28,812	32,197
Other assets	2,758	3,541
Investments related to deferred compensation plan (Note 10)	16,368	7,946
Net deferred income taxes, non-current	91,633	61,609
Total non-current assets	284,849	250,099

Total assets	$468,210	$416,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,250	$3,692
Accrued expenses	7,944	4,424
Accrued compensation and benefits	21,315	39,282
Accrued benefits related to deferred compensation plan (Note 10)	17,167	8,479
Deferred revenue	4,499	3,280
Equity-based compensation liability	441	1,115
Current portion of long-term debt (Note 8)	-	794
Current portion due to non-controlling unitholders	3,148	3,148
Total current liabilities	58,764	64,214

Long-term debt, less current portion (Note 8)	-	42,178
Other long-term liabilities	15,916	16,715
Due to non-controlling unitholders, less current portion	88,879	55,331
Total non-current liabilities	104,795	114,224

Total liabilities	163,559	178,438

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 23,984 and 14,719 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	240	147
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 16,244 and 20,889 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	2	2
Additional paid-in capital	176,904	100,985
Accumulated other comprehensive income	1,048	122
Retained earnings/(accumulated deficit)	3,446	(1,127)
Total stockholders' equity of Duff & Phelps Corporation	181,640	100,129
Noncontrolling interest	123,011	137,630
Total stockholders' equity	304,651	237,759
Total liabilities and stockholders' equity	$468,210	$416,197

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$19,368	$16,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,712	6,903
Equity-based compensation	19,205	25,345
Bad debt expense	1,698	1,251
Net deferred income taxes	4,637	8,575
Loss on early extinguishment of debt	1,674	-
Other	(582)	1,163
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(8,065)	(12,168)
Unbilled services	(9,012)	(2,216)
Prepaid expenses and other current assets	973	63
Other assets	(2,396)	1,542
Accounts payable and accrued expenses	4,668	(2,070)
Accrued compensation and benefits	(10,019)	(29,998)
Deferred revenues	1,219	(3,004)
Other liabilities	(1,399)	690
Due to noncontrolling unitholders	-	(3,092)
Net cash provided by operating activities	29,681	9,016

Cash flows from investing activities:
Purchase of property and equipment	(4,744)	(8,093)
Business acquisitions, net of cash acquired	(61)	(16,427)
Purchase of investments for deferred compensation plan	(6,409)	(9,991)
Proceeds from sale of investments in deferred compensation plan	-	1,692
Net cash used in investing activities	(11,214)	(32,819)

Cash flows from financing activities:
Net proceeds from sale of Class A common stock	111,808	-
Proceeds from exercises of IPO Options	456	-
Redemption of noncontrolling unitholders	(67,112)	-
Repayments of debt	(42,763)	(595)
Distributions and other payments to noncontrolling unitholders	(15,510)	(7,888)
Increase in restricted cash	(689)	-
Dividends	(2,394)	-
Repurchases of Class A common stock	(821)	-
Fees associated with early extinguishment of debt	(63)	-
Net cash used in financing activities	(17,088)	(8,483)

Effect of exchange rate on cash and cash equivalents	1,436	(853)

Net increase/(decrease) in cash and cash equivalents	2,815	(33,139)
Cash and cash equivalents at beginning of period	81,381	90,243
Cash and cash equivalents at end of period	$84,196	$57,104

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income	Deficit)	Interest

Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the nine months ended September 30, 2009	19,368	$19,368	-	-	-	-	-	-	6,951	12,417
Currency translation adjustment	1,435	1,435	-	-	-	-	-	1,035	-	400
Amortization of post-retirement benefits	28	28	-	-	-	-	-	16	-	12
Total comprehensive income	20,831	$20,831	-	-	-	-	-	1,051	6,951	12,829

Sale of Class A common stock	111,808		8,050	81	-	-	111,727	-	-	-
Allocation of noncontrolling interest in D&P Acquisitions	-		-	-	-	-	(62,153)	-	-	62,153
Issuance of Class A common stock	180		10	-	-	-	78	-	-	102
Net issuance of restricted stock awards	(807)		1,292	13	-	-	(371)	-	-	(449)
Redemption of New Class A Units	(67,112)		-	-	(4,550)	-	(29,060)	-	-	(38,052)
Adjustment to Tax Receivable Agreement as a result of the redemption of New Class A Units	(543)		-	-	-	-	(543)	-	-	-
Exercise of IPO Options	793		51	-	-	-	448	-	-	345
Forfeitures	1		(138)	(1)	(95)	-	2	-	-	-
Equity-based compensation	19,798		-	-	-	-	10,457	-	-	9,341
Income tax benefit on equity-based compensation	(103)		-	-	-	-	(103)	-	-	-
Distributions to noncontrolling unitholders	(15,510)		-	-	-	-	(6,187)	-	-	(9,323)
Change in ownership interests between periods	-		-	-	-	-	51,791	(125)	-	(51,666)
Adjustment to due to noncontrolling unitholders	(3,579)		-	-	-	-	(3,579)	-	-	-
Deferred tax asset effective tax rate conversion	3,513		-	-	-	-	3,412	-	-	101
Dividends on Class A common stock	(2,378)		-	-	-	-	-	-	(2,378)	-
Balance as of September 30, 2009	$304,651		23,984	$240	16,244	$2	$176,904	$1,048	$3,446	$123,011

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Deficit)	Interest

Balance as of December 31, 2007	$181,483		13,125	$131	21,090	$2	$75,375	$348	$(6,352)	$111,979

Comprehensive income/(loss)
Net income for the nine months ended September 30, 2008	16,032	$16,032	-	-	-	-	-	-	2,828	13,204
Currency translation adjustment	(853)	(853)	-	-	-	-	-	(353)	-	(500)
Amortization of post-retirement benefits	36	36	-	-	-	-	-	15	-	21
Total comprehensive income/(loss)	15,215	$15,215	-	-	-	-	-	(338)	2,828	12,725

Issuance of common stock	5,443		322	3	-	-	2,221	-	-	3,219
Issuance of restricted stock awards	12		1,156	12	-	-	-	-	-	-
Exercise of IPO options	114		7	-	-	-	114	-	-	-
Forfeitures	-		(13)	-	(46)	-	-	-	-	-
Equity-based compensation	25,274		-	-	-	-	10,418	-	-	14,856
Income tax benefit on equity-based compensation	175		-	-	-	-	175	-	-	-
Distributions to noncontrolling unitholders	(7,888)		-	-	-	-	(3,160)	-	-	(4,728)
Change in ownership interests between periods	-		-	-	-	-	4,821	(202)	-	(4,619)
Other	(762)		-	-	-	-	(577)	-	-	(185)
Balance as of September 30, 2008	$219,066		14,597	$146	21,044	$2	$89,387	$(192)	$(3,524)	$133,247

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

Offering of Class A Common Stock

On May 18, 2009, the Company consummated a follow-on offering with the sale of 8,050 newly issued shares of Class A common stock at $14.75 per share, less an underwriting discount of $0.7375 per share, as summarized in the following table (“May 2009 Follow-On Offering”):

Stock subscription of 7,000 shares at $14.75 per share	$103,250
Over allotment of 1,050 shares at $14.75 per share	15,488
Underwriting discount of 8,050 shares at $0.7375 per share	(5,937)
Offering related expenses	(993)
Net proceeds	$111,808

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company used $67,112 of net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners and Vestar Capital Partners and 1,050 New Class A Units of D&P Acquisitions held by employees (including executive officers), directors and entities affiliated with directors.  Units were redeemed at a price per unit equal to the public offering price.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.  In addition, the Company used $42,366 of the net proceeds to repay outstanding borrowings and terminated its former credit facility with GE Capital Corporation (see Note 8).  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

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

Recently Adopted Accounting Pronouncements

In September 2009, the Company adopted FASB ASC 105-10, Generally Accepted Accounting Principles – Overall.  FASB ASC 105-10 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC 105-10 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855-10, Subsequent Events – Overall.  FASB ASC 855-10 establishes principles and requirements for subsequent events and sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of FASB ASC 855-10 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company implemented FASB ASC 810-10, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.  The implementation of this standard primarily effected the presentation of the Company’s consolidated financial statements whereby noncontrolling interest is presented as a component of stockholders’ equity.  The presentation and disclosure requirements were applied retrospectively for all periods presented.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Effective January 1, 2009, the Company adopted FASB ASC 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.  FASB ASC 805-20 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect this pronouncement will have on the Company is dependent upon each specific acquisition which may or may not occur in the current or future periods.

Effective January 1, 2009, the Company adopted the remaining provisions of FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall –Transition and Open Effective Date Information, related to fair-value measurements of certain nonfinancial assets and liabilities.  The adoption of the remaining provisions of FASB ASC 820-10-65 did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 amends FASB ASC 820, Fair Value Measurements and Disclosures, by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 applies to the fair value measurement of liabilities within the scope of ASC 820 and addresses several key issues with respect to estimating fair value of liabilities. Among other things, ASU 2009-05 clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for the first reporting period beginning after its issuance.  The Company does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented.  The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

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

The Company has sole voting power in and controls the management of D&P Acquisitions, and it owns a majority economic interest in D&P Acquisitions (59.6% at September 30, 2009).  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  Net income attributable to noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total New Class A Units owned by such unitholders.  The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	Controlling
	Corporation	Unitholders	Total
December 31, 2008	14,719	20,889	35,608
Sale of Class A common stock	8,050	-	8,050
Issuance of Class A common stock	10	-	10
Redemption of New Class A Units	-	(4,550)	(4,550)
Net issuance of restricted stock awards	1,292	-	1,292
Exercises of IPO Options	51	-	51
Forfeitures	(138)	(95)	(233)
September 30, 2009	23,984	16,244	40,228

Percent of total New Class A Units
December 31, 2008	41.3%	58.7%	100%
September 30, 2009	59.6%	40.4%	100%

As a result of the May 2009 Follow-On Offering, the Company’s economic interest in D&P Acquisitions changed from a minority to a majority position.  This change did not result in a change of control as the Company has always maintained sole voting power in and control of the management of D&P Acquisitions.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income before income taxes	$10,587	$3,666	$26,900	$22,375
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(292)	(101)	(964)	(162)
Income before income taxes, as adjusted	10,295	3,565	25,936	22,213
Ownership percentage of noncontrolling interest(d)	40.2%	60.7%	47.9%	59.4%
Net income attributable to noncontrolling interest	4,136	2,165	12,417	13,204
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	6,159	1,400	13,519	9,009
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,707)	(1,247)	(6,568)	(6,181)
Net income attributable to Duff & Phelps Corporation	$3,452	$153	$6,951	$2,828

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $2,999 and $1,348 for the three months ended September 30, 2009 and 2008, respectively, and $7,532 and $6,343 for the nine months ended September 30, 2009 and 2008, respectively.

(b)
The provision for income taxes for entities other than Duff & Phelps Corporation represents taxes imposed directly on Duff & Phelps, LLC, a wholly-owned subsidiary of D&P Acquisitions, and its subsidiaries, such as taxes imposed on certain domestic subsidiaries (e.g., Rash & Associates, L.P.), taxes imposed by certain foreign jurisdictions, and taxes imposed by certain local and other jurisdictions (e.g., New York City).  Since Duff & Phelps, LLC is taxed as a partnership and a flow-through entity for U.S. federal and state income tax purposes, there is no provision for these taxes on income allocable to the noncontrolling interest.

(c)	The provision of income taxes of Duff & Phelps Corporation includes all U.S. federal and state income taxes.

(d)
Income before income taxes, as adjusted, is allocated to the noncontrolling interest based on the total New Class A Units vested for income tax purposes (“Tax-Vested Units”) owned by the noncontrolling interest as a percentage of the aggregate amount of all Tax-Vested Units.  This percentage may not necessarily correspond to the total number of New Class A Units at the end of each respective period.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Distributions for taxes	$14,197	$7,888
Other distributions	1,313	-
Payments pursuant to the Tax Receivable Agreement	-	-
	$15,510	$7,888

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45%.  During the nine months ended September 30, 2009 and 2008, D&P Acquisitions made aggregate distributions to its members totaling $14,197 and $7,888, respectively, not including the Company, with respect to estimated taxable income for year-to-date 2009 and 2008, respectively.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the nine months ended September 30, 2009, the Company distributed $1,313 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distributions were made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009 and August 18, 2009.  Concurrent with the payment of the dividends, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a distribution of $0.05 per unvested unit was deposited into a segregated account and will be released once a year with respect to units that vested during that year.  The segregated amount for unvested units totaled $312 and is included as a component of “Restricted cash” on the Consolidated Balance Sheet at September 30, 2009.  The distribution on unvested units that forfeit will be returned to the Company.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the nine months ended September 30, 2009 as these payments are typically made in the fourth quarter of each year.  In December 2009, the Company expects to make payments under the TRA of $3,148 relating to the year ended December 31, 2008.  In December 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

At September 30, 2009, the Company recorded a liability of $92,027, representing the payments due to D&P Acquisitions’ unitholders under the TRA.  This amount includes additional obligations generated from the redemption of 4,550 New Class A Units of D&P Acquisitions (see Note 2) in conjunction with the May 2009 Follow-On Offering.  This transaction resulted in an increase in the TRA liability of $33,548 and an associated increase in net deferred tax assets.

Within the next 12 month period, the Company expects to pay $3,148 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2007.

During the nine months ended September 30, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through and as of September 30, 2009.

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

Pursuant to the terms of the acquisition of Chanin Capital Partners, LLC (“Chanin”) by D&P Acquisitions on October 31, 2006, the Chanin sellers are eligible for one remaining earn-out payment estimated to be a minimum of approximately $4,000 up to a maximum of approximately $5,000 for the annual period ending October 31, 2009.  This earn-out payment is subject to the achievement of certain contingent performance results of Chanin.

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

In June 2008, the FASB issued FASB ASC 260-10-45, Earnings Per Share – Overall – Other Presentation Matters which is effective for fiscal years beginning January 1, 2009.  FASB ASC 260-10-45 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.  FASB ASC 260-10-45 requires retrospective application to all prior period net income per share calculations.

Our restricted stock awards are considered participating securities as they receive nonforfeitable dividends at the same rate as our common stock.  In accordance with FASB ASC 260-10-45, the computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.  Accordingly, the effect of the allocation required under FASB ASC 260-10-45 reduces earnings available for common stockholders.

The effect of applying FASB ASC 260-10-45 changed basic net income per share from $0.16 to $0.15 for the three months ended September 30, 2009, from $0.40 to $0.37 for the nine months ended September 30, 2009, and from $0.21 to $0.20 for the nine months ended September 30, 2008.  There was no change in basic earnings per share for the three months ended September 30, 2008.  The effect of applying FASB ASC 260-10-45 changed fully diluted net income per share from $0.15 to $0.14 for the three months ended September 30, 2009, from $0.38 to $0.35 for the nine months ended September 30, 2009, and from $0.21 to $0.20 for the nine months ended September 30, 2008.  There was no change in diluted earnings per share for the three months ended September 30, 2008.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic and diluted net income per share attributable to holders of Class A common stock:

Numerator:
Net income attributable to Duff & Phelps Corporation	$3,452	$153	$6,951	$2,828
Earnings allocated to participating securities	(220)	(12)	(493)	(179)
Earnings available for common stockholders	$3,232	$141	$6,458	$2,649

Denominator for basic net income per share attributable to holders of Class A common stock:
Weighted average shares of Class A common stock	21,625	13,299	17,517	13,166

Denominator for diluted net income per share attributable to holders of Class A common stock:
Weighted average shares of Class A common stock	21,625	13,299	17,517	13,166
Add dilutive effect of the following:
Ongoing RSAs	823	374	680	231
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-	-
Dilutive weighted average shares of Class A common stock	22,448	13,673	18,197	13,397

Net income per share attributable to holders of Class A common stockof Duff & Phelps Corporation

Basic	$0.15	$0.01	$0.37	$0.20

Diluted	$0.14	$0.01	$0.35	$0.20
_______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:
Weighted average New Class A Units outstanding	16,246	20,684	18,584	20,693
Weighted average IPO Options outstanding	1,889	2,032	1,935	2,048

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

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$1,610	$758	$2,368	$5,237	$1,548	$6,785
IPO Options	514	347	861	1,348	572	1,920
Ongoing RSAs	2,170	913	3,083	966	725	1,691
Total	$4,294	$2,018	$6,312	$7,551	$2,845	$10,396

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$6,138	$2,046	$8,184	$11,350	$4,273	$15,623
IPO Options	1,866	913	2,779	3,741	1,657	5,398
Ongoing RSAs	5,627	2,615	8,242	2,091	2,234	4,325
Total	$13,631	$5,574	$19,205	$17,182	$8,164	$25,346

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

During the nine months ended September 30, 2009, the Company issued 1,426 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  Expense is recognized based on the fair market value on the date of grant over the service period.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,426 Ongoing RSAs granted, 221 awards were granted to executives on February 26, 2009 and 18 to the Board of Directors on April 30, 2009.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our Board of Directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for IPO Options and Ongoing RSAs:

		Restricted	Restricted
	IPO	Stock	Stock
	Options	Awards	Units
Balance as of December 31, 2008	1,997	1,248	92
Grants of Ongoing RSAs	-	1,345	81
Converted to Class A common stock upon lapse of restrictions	-	(74)	-
Ongoing RSAs withheld for payroll taxes	-	(53)	-
Exercises of IPO Options	(51)	-	-
Forfeitures	(106)	(138)	-
Balance as of September 30, 2009	1,840	2,328	173

Vested	900	-	-
Unvested	940	2,328	173

Weighted average fair value on grant date	$7.33	$14.12	$13.88
Weighted average exercise price	$16.00
Weighted average remaining contractual term	8.00
Total intrinsic value of exercised options	$202
Total fair value of options vested	$6,597
Aggregate intrinsic value	$5,814
Options expected to vest	807
Aggregate intrinsic value of options expected to vest	$2,550

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2008	6,615
Redemptions	(708)
Forfeitures	(95)
Balance as of September 30, 2009	5,812

Vested	4,121
Unvested	1,691

The total unamortized compensation cost related to all non-vested awards was approximately $24,452 at September 30, 2009.  The weighted-average period over which this is expected to be recognized is approximately 1.6 years.  A tax benefit of $1,581 and $1,121 was recognized for IPO Options and Ongoing RSAs for the nine months ended September 30, 2009 and 2008, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7 -	FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)(2)	$-	$16,368	$-	$16,368
Total assets	$-	$16,368	$-	$16,368

Benefits payable in conjunction with deferred compensation plan(1)	$-	$17,167	$-	$17,167
Interest rate swap(3)	-	443	-	443
Total liabilities	$-	$17,610	$-	$17,610

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

(2)	Investments held in conjunction with the deferred compensation plan exclude approximately $727 which is included in cash and cash equivalents at September 30, 2009.

(3)	The fair value of the interest rate swap was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 8.

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

On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement (“Former Credit Facility”), dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and General Electric Capital Corporation (“GE Capital”), in its capacity as Administrative Agent.  The Former Credit Facility consisted of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which was uncommitted by the lenders and required additional approval at the time of request.

As described in Note 1, the Company used a portion of the net proceeds from its May 2009 Follow-On Offering to repay all amounts outstanding under the Former Credit Facility.  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement ("Current Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Current Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

Loans under the Current Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at September 30, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Current Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (b) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Current Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of September 30, 2009.  The Current Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The obligation of the Company to pay amounts outstanding under the Current Credit Facility may be accelerated upon the occurrence of an "Event of Default" as defined in the Current Credit Agreement.  The Company's obligations under the Current Credit Agreement are guaranteed by D&P Acquisitions, and certain domestic subsidiaries of the Company (collectively, the "Guarantors").  The Current Credit Agreement is secured by a lien on substantially all of the personal property of the Company and each of the Guarantors.

Letters of Credit

At September 30, 2009, the Company had $4,111 of outstanding letters of credit, primarily in connection with real estate leases.  $377 of cash was deposited into a restricted account to serve as deposits to secure certain of these letters of credit.

Interest Rate Swap

The Company has a $11,600 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the Former Credit Facility, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Condensed Consolidated Statement of Operations.  At September 30, 2009, the liability resulting from the interest rate swap was included in “Other long-term liabilities.”  Prior to the termination of the Former Credit Facility with GE Capital, this amount was included as a component of “Long-term debt, less current portion.”

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Gain/(loss) resulting from change
in fair value of interest rate swap	$162	$125	$487	$71

Estimated fair value - asset/(liability)	$(443)	$(492)	$(443)	$(492)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9 -	INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Provision for income taxes	$2,999	$1,348	$7,532	$6,343
Effective income tax rate	28.3%	36.8%	28.0%	28.3%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740-10-50 Income Taxes – Overall – Disclosure.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2008	$502
Additional based on tax positions related to the current year	84
Balance as of September 30, 2009	$586

The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  Duff & Phelps, LLC and D&P Acquisitions are open for federal income tax purposes from 2006 forward.  These entities are not subject to federal income taxes as they are flow-through entities.  The Company is open for federal income tax purposes beginning in 2007.

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

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value approximated fair market value at September 30, 2009.

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	September 30,	December 31,
	2009	2008
Fair market value of investments in rabbi trust	$16,368	$7,946
Payable to participants of the plan	17,167	8,479
______________________
(1)
The fair market value of investments in rabbi trust held in conjunction with the deferred compensation plan exclude approximately $727 which is included in cash and cash equivalents at September 30, 2009.

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

Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for the three and nine months ended September 30, 2008 have been recast to reflect current year presentation.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Financial Advisory
Revenues (excluding reimbursables)	$57,634	$65,022	$176,431	$191,919
Segment operating income	8,855	8,717	29,543	29,627
Segment operating income margin	15.4%	13.4%	16.7%	15.4%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$17,445	$15,211	$47,039	$43,036
Segment operating income	5,389	3,080	11,819	9,741
Segment operating income margin	30.9%	20.2%	25.1%	22.6%

Investment Banking
Revenues (excluding reimbursables)	$18,161	$16,081	$49,088	$52,313
Segment operating income	2,364	3,994	7,195	13,516
Segment operating income margin	13.0%	24.8%	14.7%	25.8%

Total
Revenues (excluding reimbursables)	$93,240	$96,314	$272,558	$287,268

Segment operating income	$16,608	$15,791	$48,557	$52,884
Net client reimbursable expenses	(74)	(32)	(63)	20
Equity-based compensation
from Legacy Units and IPO Options	(3,229)	(8,705)	(10,963)	(21,021)
Depreciation and amortization	(2,594)	(2,446)	(7,712)	(6,903)
Acquisition retention expenses	-	(206)	-	(782)
Operating income	$10,711	$4,402	$29,819	$24,198

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the three months ended September 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,972 and $2,657 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.  In the nine months ended September 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,539 and $11,418 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
United States	$83,745	$86,783	$246,649	$258,464
Europe	7,668	7,663	21,499	24,838
Asia	1,827	1,868	4,410	3,966
Revenues (excluding reimbursables)	$93,240	$96,314	$272,558	$287,268

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13 -	RELATED PARTY TRANSACTIONS

Lovell Minnick Partners

In conjunction with the May 2009 Follow-On Offering, the Company redeemed 1,900 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners at a price per unit equal to the public offering price or an aggregate amount of $28,025.

In addition, D&P Acquisitions made distributions totaling $3,946 and $1,974 to entities affiliated with Lovell Minnick Partners in the nine months ended September 30, 2009 and 2008, respectively.  Of the total, $3,584 and $1,974 were distributions for taxes during the nine months ended September 30, 2009 and 2008 with respect to estimated taxable income for 2008 and 2007, respectively.  The remaining $362 for the nine months ended September 30, 2009 was a distribution of $0.05 per unit.  Both of these distributions are further described in Note 3.

Two managing directors of Lovell Minnick Partners serve as independent directors on the Company’s Board of Directors.

Vestar Capital Partners

In conjunction with the May 2009 Follow-On Offering, the Company redeemed 1,600 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners at a price per unit equal to the public offering price or an aggregate amount of $23,600.  Included in this amount were payments to Noah Gottdiener, Chairman and Chief Executive Officer, Gerard Creagh, President, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners.  As a result, Messrs. Gottdiener, Creagh and Krueger each received approximately $53, $53 and $42, respectively, as a result of such redemptions.

In addition, D&P Acquisitions made distributions totaling $4,931 and $2,371 to entities affiliated with Vestar Capital Partners in the nine months ended September 30, 2009 and 2008, respectively.  Of the total, $4,429 and $2,371 were distributions for taxes during the nine months ended September 30, 2009 and 2008 with respect to estimated taxable income for 2008 and 2007, respectively.  The remaining $502 for the nine months ended September 30, 2009 was a distribution of $0.05 per unit.  Both of these distributions are further described in Note 3.

A managing director of Vestar Capital Partners serves as an independent director on the Company’s Board of Directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 14 -	SUBSEQUENT EVENTS

On October 5, 2009, D&P Acquisitions entered into an amendment (the “Amendment”) to the Exchange Agreement, dated as of October 3, 2007, by and among D&P Acquisitions and the unitholders of D&P Acquisitions named therein.  Prior to the Amendment, the unitholders of D&P Acquisitions could exchange New Class A Units of D&P Acquisitions on a one-for-one basis for shares of Class A common stock of the Company once per quarter upon 45 days notice, with each exchange to occur on the fifth business day prior to the last business day of such quarter.  Pursuant to the Amendment, such exchanges will now occur on March 5th, May 15th, August 15th and November 15th of each year.  In addition, the 45-day notice period for the November 15, 2009 exchange was shortened to 30 days.  The Amendment also contained certain textual amendments that were solely for the purpose of clarification. The Amendment is filed as Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on October 6, 2009.

Pursuant to Section 2.1 of the Registration Rights Agreement, dated as of October 3, 2007, by and among the Company and the stockholders of the Company party thereto, the Company filed a Shelf Registration Statement on Form S-3 (“Form S-3”) registering for resale the shares of Class A common stock of the Company issuable to unitholders of D&P Acquisitions upon exchange of their New Class A Units of D&P Acquisitions for shares of Class A common stock of the Company.  The Form S-3 was declared effective by the SEC on October 26, 2009.

On November 3, 2009, the Company announced that its board of directors had declared a quarterly dividend of $0.05 per share on its outstanding Class A common stock.  The dividend is payable on December 4, 2009, to shareholders of record on November 24, 2009.  Concurrently with the payment of the dividend, the Company will be distributing $0.05 per unit to holders of New Class A Units.

In accordance with FASB ASC 855-10, Subsequent Events – Overall, management of the Company evaluated subsequent events through November 3, 2009, the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009 (“2008 Form 10-K”); any subsequent filings of our Quarterly Reports on Form 10-Q; and other filings with the SEC, including the Current Report on Form 8-K filed on October 16, 2009 which adjusts certain parts of our 2008 Form 10-K to reflect changes arising from (i) the adoption of new accounting standards, (ii) changes in the Company’s segment reporting that were effective January 1, 2009, and (iii) material subsequent events.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the SEC.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,

•	accounts receivable and unbilled services valuation,

•	incentive compensation,

•	useful lives of intangible assets,

•	the carrying value of goodwill and intangible assets,

•	allowances for doubtful accounts,

•	gains and losses on engagements,

•	amounts due to noncontrolling unitholders,

•	reserves for estimated tax liabilities,

•	contingent liabilities, and

•	certain estimates and assumptions used in the calculation of (i) the fair value of equity compensation issued to employees and (ii) segment operating income.

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.  During the nine months ended September 30, 2009, there were no significant changes in our critical accounting policies and estimates, except for a change in our segment reporting.  Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for prior periods have been recast to reflect current year presentation.

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

The following defined terms are used in this section:  Financial Accounting Standards Board (“FASB”); Accounting Standards Codification (“ASC”); and Statement of Financial Accounting Standards (“SFAS”).

Three months ended September 30, 2009 versus three months ended September 30, 2008

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2009	2008	Change	Change

Revenues	$93,240	$96,314	$(3,074)	(3.2)%
Reimbursable expenses	3,394	2,781	613	22.0%
Total revenues	96,634	99,095	(2,461)	(2.5)%

Direct client service costs
Compensation and benefits(1)	52,287	57,280	(4,993)	(8.7)%
Other direct client service costs	2,954	2,410	544	22.6%
Acquisition retention expenses	-	206	(206)	(100.0)%
Reimbursable expenses	3,468	2,813	655	23.3%
	58,709	62,709	(4,000)	(6.4)%

Operating expenses
Selling, general and administrative(2)	24,620	29,538	(4,918)	(16.6)%
Depreciation and amortization	2,594	2,446	148	6.1%
	27,214	31,984	(4,770)	(14.9)%

Operating income	10,711	4,402	6,309	143.3%

Other expense/(income)
Interest income	(17)	(90)	73	(81.1)%
Interest expense	91	847	(756)	(89.3)%
Loss on early extinguishment of debt	-	-	-	-
Other expense	50	(21)	71	(338.1)%
	124	736	(612)	(83.2)%

Income before income taxes	10,587	3,666	6,921	188.8%

Provision for income taxes	2,999	1,348	1,651	122.5%

Net income	7,588	2,318	5,270	227.4%

Less: Net income attributable to the noncontrolling interest	4,136	2,165	1,971	91.0%

Net income attributable to Duff & Phelps Corporation	$3,452	$153	$3,299	2156.2%

Other financial and operating data

Adjusted EBITDA(3)	$16,534	$15,759	$775	4.9%

Adjusted EBITDA(3) as a percentage of revenues	17.7%	16.4%	1.4%	8.4%

End of period managing directors	162	168	(6)	(3.6)%

End of period client service professionals	902	993	(91)	(9.2)%

(1)	Compensation and benefits include $4,294 and $7,551 of equity-based compensation expense for the three months ended September 30, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $2,018 and $2,845 of equity-based compensation expense for the three months ended September 30, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

(3)	Continued . . .

Reconciliation of Adjusted EBITDA
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2009	2008
Revenues (excluding client reimbursables)	$93,240	$96,314

Net income attributable to Duff & Phelps Corporation	$3,452	$153
Net income attributable to the noncontrolling interest	4,136	2,165
Provision for income taxes	2,999	1,348
Other expense/(income), net	124	736
Depreciation and amortization	2,594	2,446
Equity-based compensation associated with Legacy Units and IPO Options	3,229	8,705
Acquisition retention expenses	-	206

Adjusted EBITDA	$16,534	$15,759

Adjusted EBITDA as a percentage of revenues	17.7%	16.4%

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

Given the level of acquisition activity during the period prior to the Company’s initial public offering (“Predecessor”), and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in periods subsequent to the Company’s initial public offering) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our current credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

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

Overview

The current economic landscape continues to present us with opportunities and challenges.  While our service offerings generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units partially offset this reduction with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be generally counter-cyclical include our Global Restructuring Advisory, Dispute & Legal Management Consulting, and goodwill impairment testing in conjunction with FASB ASC 350-20, Intangibles – Goodwill and Other (formerly SFAS 142).  Services we believe to be generally non-cyclical include Portfolio Valuation, Financial Engineering and Tax Services.

Revenues

Revenues excluding reimbursable expenses decreased $3,074 or 3.2% to $93,240, compared to $96,314 for the three months ended September 30, 2008.  As summarized in the following table, the decrease in revenues primarily resulted from a 11.4% decrease in revenues attributable to our Financial Advisory segment.  These decreases were partially offset by a 14.7% increase in revenues provided by our Corporate Finance Consulting segment and a 12.9% increase from our Investment Banking segment.

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$29,692	$43,777	$(14,085)	-32.2%
Tax Services	15,045	12,700	2,345	18.5%
Dispute & Legal Management Consulting	12,897	8,545	4,352	50.9%
	57,634	65,022	(7,388)	-11.4%

Corporate Finance Consulting
Portfolio Valuation	5,858	5,010	848	16.9%
Financial Engineering	5,201	3,068	2,133	69.5%
Strategic Value Advisory	4,034	3,315	719	21.7%
Due Diligence	2,352	3,818	(1,466)	-38.4%
	17,445	15,211	2,234	14.7%

Investment Banking
Global Restructuring Advisory	11,038	4,825	6,213	128.8%
Transaction Opinions	2,714	6,367	(3,653)	-57.4%
M&A Advisory	4,409	4,889	(480)	-9.8%
	18,161	16,081	2,080	12.9%

Total revenues (excluding reimbursables)	$93,240	$96,314	$(3,074)	-3.2%

Services within each of our segments were impacted by the general economic environment which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with Valuation Advisory, Transaction Opinions, Due Diligence and M&A Advisory.  These decreases were partially offset primarily by increases in revenues from services associated with Global Restructuring Advisory, Dispute & Legal Management Consulting, Financial Engineering and to a lesser extent other Corporate Finance Consulting services.

Our client service headcount decreased to 902 client service professionals at September 30, 2009 from 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition, partially offset by limited hiring of professionals in areas which we have targeted for investment.

Direct Client Service Costs

Direct client service costs decreased $4,000 or 6.4% to $58,709 for the three months ended September 30, 2009, compared to $62,709 for the three months ended September 30, 2008.  Direct client services costs include compensation and benefits and other direct client service costs. Other direct client service costs include fees payable to contractors and other expenses related to engagements. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.

Direct Client Service Costs
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2009	2008

Revenues (excluding reimbursables)	$93,240	$96,314

Total direct client service costs	$58,709	$62,709
Less: equity-based compensation associated
with Legacy Units and IPO Options	(2,124)	(6,585)
Less: acquisition retention expenses	-	(206)
Less: reimbursable expenses	(3,468)	(2,813)
Direct client service costs, as adjusted	$53,117	$53,105

Direct client service costs, as adjusted,
as a percentage of revenues	57.0%	55.1%

The slight increase in direct client service costs, as adjusted, primarily resulted from an increase in expense from accrued compensation and grants of Ongoing RSAs, offset by lower compensation from the reduction of headcount between periods.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by an increase in expense from grants of Ongoing RSAs.  Expenses related to retention payments associated with the acquisition of the CVC business in 2005 decreased as a result of the completion of the payments in 2008.  CVC represents the Corporate Value Consulting business (“CVC”) which we acquired in 2005 from the Standard & Poor’s division of The McGraw-Hill Companies, Inc.

Operating Expenses

Operating expenses decreased $4,770 or 14.9% to $27,214 for the three months ended September 30, 2009, compared to $31,984 for the three months ended September 30, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.

Operating Expenses
(Dollars in thousands)

	Three Months Ended
	September 30,	September 30,
	2009	2008

Revenues (excluding reimbursables)	$93,240	$96,314

Total operating expenses	$27,214	$31,984
Less: equity-based compensation associated
with Legacy Units and IPO Options	(1,105)	(2,120)
Less: depreciation and amortization	(2,594)	(2,446)
Operating expenses, as adjusted	$23,515	$27,418

Operating expenses, as adjusted,
as a percentage of revenues	25.2%	28.5%

The decrease in operating expenses, as adjusted, resulted from lower costs related to professional and practice development.  In particular, last year’s quarter included the costs of a firm-wide management conference which focused on sales, marketing and collaboration within the Company.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by an increase in expense for grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with GE Capital Corporation.

Provision for Income Taxes

The provision for income taxes was $2,999 or 28.3% of income before income taxes for the three months ended September 30, 2009, compared to $1,348 or 36.8% of income before income taxes for the three months ended September 30, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 40.2% and 60.7% for the three months ended September 30, 2009 and 2008, respectively.

Segment Results – Three months ended September 30, 2009 versus three months ended September 30, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$57,634	$65,022	$(7,388)	-11.4%
Segment operating income	$8,855	$8,717	$138	1.6%
Segment operating income margin	15.4%	13.4%	2.0%	14.6%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$17,445	$15,211	$2,234	14.7%
Segment operating income	$5,389	$3,080	$2,309	75.0%
Segment operating income margin	30.9%	20.2%	10.6%	52.6%

Investment Banking
Revenues (excluding reimbursables)	$18,161	$16,081	$2,080	12.9%
Segment operating income	$2,364	$3,994	$(1,630)	-40.8%
Segment operating income margin	13.0%	24.8%	-11.8%	-47.6%

Total
Revenues (excluding reimbursables)	$93,240	$96,314

Segment operating income	$16,608	$15,791
Net client reimbursable expenses	(74)	(32)
Equity-based compensation from Legacy Units and IPO Options	(3,229)	(8,705)
Depreciation and amortization	(2,594)	(2,446)
Acquisition retention expenses	-	(206)
Operating income	$10,711	$4,402

Average Client Service Professionals
Financial Advisory	642	701	(59)	-8.4%
Corporate Finance Consulting	133	137	(4)	-2.9%
Investment Banking	130	125	5	4.0%
Total	905	963	(58)	-6.0%

End of Period Client Service Professionals
Financial Advisory	641	722	(81)	-11.2%
Corporate Finance Consulting	131	142	(11)	-7.7%
Investment Banking	130	129	1	0.8%
Total	902	993	(91)	-9.2%

Revenue per Client Service Professional
Financial Advisory	$90	$93	$(3)	-3.2%
Corporate Finance Consulting	$131	$111	$20	18.0%
Investment Banking	$140	$129	$11	8.5%
Total	$103	$100	$3	3.0%

Results of Operations by Segment – Continued
(In thousands, except headcount and rate-per-hour)

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	62.4%	62.7%	-0.3%	-0.5%
Corporate Finance Consulting	70.0%	54.6%	15.4%	28.2%

Rate-Per-Hour(2)
Financial Advisory	$336	$334	$2	0.6%
Corporate Finance Consulting	$402	$431	$(29)	-6.7%

Revenues (excluding reimbursables)
Financial Advisory	$57,634	$65,022	$(7,388)	-11.4%
Corporate Finance Consulting	17,445	15,211	2,234	14.7%
Investment Banking	18,161	16,081	2,080	12.9%
Total	$93,240	$96,314	$(3,074)	-3.2%

Average Number of Managing Directors
Financial Advisory	95	103	(8)	-7.8%
Corporate Finance Consulting	31	28	3	10.7%
Investment Banking	40	33	7	21.2%
Total	166	164	2	1.2%

End of Period Managing Directors
Financial Advisory	93	105	(12)	-11.4%
Corporate Finance Consulting	29	29	-	0.0%
Investment Banking	40	34	6	17.6%
Total	162	168	(6)	-3.6%

Revenue per Managing Director
Financial Advisory	$607	$631	$(24)	-3.8%
Corporate Finance Consulting	$563	$543	$20	3.7%
Investment Banking	$454	$487	$(33)	-6.8%
Total	$562	$587	$(25)	-4.3%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash & Associate, L.P. (“Rash”), a wholly-owned subsidiary of the Company, due to the nature of the work performed.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $2,743 and $2,975 of revenues associated with Rash in the three months ended September 30, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the three months ended September 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,972 and $2,657 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $7,388 or 11.4% to $57,634 for the three months ended September 30, 2009, compared to $65,022 for the three months ended September 30, 2008.  The decrease in revenues resulted from our Valuation Advisory business, partially offset by continued growth in revenues from our Dispute & Legal Management Consulting and Tax Services businesses, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$29,692	$43,777	$(14,085)	-32.2%
Tax Services	15,045	12,700	2,345	18.5%
Dispute & Legal Management Consulting	12,897	8,545	4,352	50.9%
	$57,634	$65,022	$(7,388)	-11.4%

The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions and the general economic environment, including real estate valuations and purchase price allocations pursuant to FASB ASC 805-20, Business Combinations (formerly SFAS 141(R)).  These decreases were partially offset by increases in revenue from goodwill impairment testing in conjunction with FASB ASC 350-20, Intangibles – Goodwill and Other (formerly SFAS 142).  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  We expect this engagement to wind down early next year.  The increase in revenues from Tax Services primarily resulted from continued growth in property tax services, the addition of professionals in our transactional tax advisory practice during the latter half of 2008, and an increase in revenues recognized from engagements where revenue is contingent upon tax savings achieved for our clients.

Segment Operating Income

Although Financial Advisory revenues decreased between periods, segment operating income increased $138 or 1.6% to $8,855 for the three months ended September 30, 2009, compared to $8,717 for the three months ended September 30, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 15.4% for the three months ended September 30, 2009, compared to 13.4% for the three months ended September 30, 2008.  The improvement in segment operating margin primarily resulted from lower accrued compensation as a result of the decrease in revenues and average headcount between periods.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $2,234 or 14.7% to $17,445 for the three months ended September 30, 2009, compared to $15,211 for the three months ended September 30, 2008.  The increase in revenues was driven by demand for Portfolio Valuation, Financial Engineering and Strategic Value services, partially offset by reduced demand for Due Diligence services, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$5,858	$5,010	$848	16.9%
Financial Engineering	5,201	3,068	2,133	69.5%
Strategic Value Advisory	4,034	3,315	719	21.7%
Due Diligence	2,352	3,818	(1,466)	-38.4%
	$17,445	$15,211	$2,234	14.7%

Portfolio Valuation, Financial Engineering and Strategic Value Advisory benefited from increased demand from existing clients as well as the addition of new clients.  Financial Engineering also benefited from engagements sourced from Portfolio Valuation as well as the Financial Advisory segment, including the engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  The decrease in revenues from Due Diligence resulted from a lower volume of M&A transactions during the quarter.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment increased $2,309 or 75.0% to $5,389 for the three months ended September 30, 2009, compared to $3,080 for the three months ended September 30, 2008.  Segment operating income margin was 30.9% for the three months ended September 30, 2009, compared to 20.2% for the three months ended September 30, 2008.  Improvements in segment operating income and margin primarily resulted from the increase in revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $2,080 or 12.9% to $18,161 for the three months ended September 30, 2009, compared to $16,081 for the three months ended September 30, 2008.  Increases in revenues from Global Restructuring Advisory, were partially offset by decreases in revenues from Transaction Opinions and M&A Advisory, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Global Restructuring Advisory	$11,038	$4,825	$6,213	128.8%
Transaction Opinions	2,714	6,367	(3,653)	-57.4%
M&A Advisory	4,409	4,889	(480)	-9.8%
	$18,161	$16,081	$2,080	12.9%

Global Restructuring Advisory benefited from an increase in demand for our domestic restructuring services.  Revenues from Transaction Opinions and M&A Advisory decreased as a result of the current economic landscape and a lower volume of M&A transactions.

Segment Operating Income

Operating income from the Investment Banking segment decreased $1,630 or 40.8% to $2,364 for the three months ended September 30, 2009, compared to $3,994 for the three months ended September 30, 2008.  Operating income margin was 13.0% for the three months ended September 30, 2009, compared to 24.8% for the three months ended September 30, 2008.  The decrease in segment operating income and margin primarily resulted from higher compensation expense which resulted in part from the hiring of new managing directors to enhance our position in the marketplace.

Nine months ended September 30, 2009 versus nine months ended September 30, 2008

The results of operations are summarized as follows:

Results of Operations
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2009	2008	Change	Change

Revenues	$272,558	$287,268	$(14,710)	(5.1)%
Reimbursable expenses	8,057	7,946	111	1.4%
Total revenues	280,615	295,214	(14,599)	(4.9)%

Direct client service costs
Compensation and benefits(1)	155,115	166,276	(11,161)	(6.7)%
Other direct client service costs	5,801	5,828	(27)	(0.5)%
Acquisition retention expenses	-	782	(782)	(100.0)%
Reimbursable expenses	8,120	7,926	194	2.4%
	169,036	180,812	(11,776)	(6.5)%

Operating expenses
Selling, general and administrative(2)	74,048	83,301	(9,253)	(11.1)%
Depreciation and amortization	7,712	6,903	809	11.7%
	81,760	90,204	(8,444)	(9.4)%

Operating income	29,819	24,198	5,621	23.2%

Other expense/(income)
Interest income	(34)	(654)	620	(94.8)%
Interest expense	1,079	2,569	(1,490)	(58.0)%
Loss on early extinguishment of debt	1,737	-	1,737	N/A
Other expense	137	(92)	229	(248.9)%
	2,919	1,823	1,096	60.1%

Income before income taxes	26,900	22,375	4,525	20.2%

Provision for income taxes	7,532	6,343	1,189	18.7%

Net income	19,368	16,032	3,336	20.8%

Less: Net income attributable to the noncontrolling interest	12,417	13,204	(787)	(6.0)%

Net income attributable to Duff & Phelps Corporation	$6,951	$2,828	$4,123	145.8%

Other financial and operating data

Adjusted EBITDA(3)	$48,494	$52,904	$(4,410)	(8.3)%

Adjusted EBITDA(3) as a percentage of revenues	17.8%	18.4%	-0.6%	(3.4)%

End of period managing directors	162	168	(6)	(3.6)%

End of period client service professionals	902	993	(91)	(9.2)%

(1)	Compensation and benefits include $13,631 and $17,182 of equity-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $5,574 and $8,164 of equity-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

Reconciliation of Adjusted EBITDA
(Dollars in thousands)
	Nine Months Ended
	September 30,	September 30,
	2009	2008
Revenues (excluding client reimbursables)	$272,558	$287,268

Net income attributable to Duff & Phelps Corporation	$6,951	$2,828
Net income attributable to noncontrolling interest	12,417	13,204
Provision for income taxes	7,532	6,343
Other expense/(income), net	2,919	1,823
Depreciation and amortization	7,712	6,903
Equity-based compensation associated with Legacy Units and IPO Options	10,963	21,021
Acquisition retention expenses	-	782

Adjusted EBITDA	$48,494	$52,904

Adjusted EBITDA as a percentage of revenues	17.8%	18.4%

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

Given the level of acquisition activity during the period prior to the Company’s initial public offering (“Predecessor”), and related capital investments and one time equity grants associated with acquisitions during the Predecessor period (which we do not expect to incur at the same levels in periods subsequent to the Company’s initial public offering) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our current credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

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

Overview

The current economic landscape continues to present us with opportunities and challenges.  While our service offerings generally correlated to the volume of M&A transactions continue to experience reduced demand, growth in other business units partially offset this reduction with opportunities arising from counter-cyclical and non-cyclical services.  Services we believe to be generally counter-cyclical include our global restructuring services, dispute and legal management consulting, and goodwill impairment testing in conjunction with FASB ASC 350-20, Intangibles – Goodwill and Other (formerly SFAS 142).  Services we believe to be generally non-cyclical include portfolio valuation, financial engineering and tax services.

Revenues

Revenues excluding reimbursable expenses decreased $14,710 or 5.1% to $272,558, compared to $287,268 for the nine months ended September 30, 2008.  The decrease in revenues primarily resulted from a 8.1% decrease in revenues from our Financial Advisory segment and 6.2% decrease in revenues attributable to our Investment Banking segment.  These decreases were partially offset by a 9.3% increase in revenues provided by our Corporate Finance Consulting segment, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$103,834	$136,337	$(32,503)	-23.8%
Tax Services	37,895	33,441	4,454	13.3%
Dispute & Legal Management Consulting	34,702	22,141	12,561	56.7%
	176,431	191,919	(15,488)	-8.1%

Corporate Finance Consulting
Portfolio Valuation	16,491	11,632	4,859	41.8%
Financial Engineering	14,508	10,657	3,851	36.1%
Strategic Value Advisory	10,242	8,879	1,363	15.4%
Due Diligence	5,798	11,868	(6,070)	-51.1%
	47,039	43,036	4,003	9.3%

Investment Banking
Global Restructuring Advisory	25,230	11,706	13,524	115.5%
Transaction Opinions	14,995	27,373	(12,378)	-45.2%
M&A Advisory	8,863	13,234	(4,371)	-33.0%
	49,088	52,313	(3,225)	-6.2%

Total revenues (excluding reimbursables)	$272,558	$287,268	$(14,710)	-5.1%

Services within each of our segments were impacted by the general economic environment which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with Valuation Advisory, Transaction Opinions, Due Diligence and M&A Advisory.  These decreases were partially offset primarily by increases in revenues from services associated with Global Restructuring, Dispute & Legal Management Consulting, Portfolio Valuation and Financial Engineering services.

Our client service headcount decreased to 902 client service professionals at September 30, 2009 from 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition, partially offset by limited hiring of professionals in areas which we have targeted for investment.

Direct Client Service Costs

Direct client service costs decreased $11,776 or 6.5% to $169,036 for the nine months ended September 30, 2009, compared to $180,812 for the nine months ended September 30, 2008.  Direct client services costs include compensation and benefits and other direct client service costs. Other direct client service costs include fees payable to contractors and other expenses related to engagements. The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.  Adjusted direct client service costs decreased between periods as a result of a concerted effort to control expenses.

Direct Client Service Costs
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Revenues (excluding reimbursables)	$272,558	$287,268

Total direct client service costs	$169,036	$180,812
Less: equity-based compensation associated
with Legacy Units and IPO Options	(8,004)	(15,091)
Less: acquisition retention expenses	-	(782)
Less: reimbursable expenses	(8,120)	(7,926)
Direct client service costs, as adjusted	$152,912	$157,013

Direct client service costs, as adjusted,
as a percentage of revenues	56.1%	54.7%

The decrease in direct client service costs, as adjusted, resulted from lower accrued and other compensation costs, primarily as a result of the decline in revenues between periods and a reduction of recruiting activity in the current year.  Lower accrued compensation was partially offset by higher salary costs and an increase in expense from grants of Ongoing RSAs.  Salary costs were higher as a result of an increase in average client service professionals between periods.

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

Operating Expenses

Operating expenses decreased $8,444 or 9.4% to $81,760 for the nine months ended September 30, 2009, compared to $90,204 for the nine months ended September 30, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.

Operating Expenses
(Dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2009	2008

Revenues (excluding reimbursables)	$272,558	$287,268

Total operating expenses	$81,760	$90,204
Less: equity-based compensation associated
with Legacy Units and IPO Options	(2,959)	(5,930)
Less: depreciation and amortization	(7,712)	(6,903)
Operating expenses, as adjusted	$71,089	$77,371

Operating expenses, as adjusted,
as a percentage of revenues	26.1%	26.9%

The decrease in operating expenses, as adjusted, resulted from lower professional and practice development expenses, lower recruiting costs from a decline in hiring activity and lower accrued compensation primarily as a result of the decline in revenues between periods, partially offset by higher professional fees and other general expenses.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by changes in estimates of forfeiture rates and an increase in expense for grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with GE Capital Corporation.  The termination of our former credit facility resulted in a $1,737 early extinguishment charge of which $1,674 was non-cash.

Provision for Income Taxes

The provision for income taxes was $7,532 or 28.0% of income before income taxes for the nine months ended September 30, 2009, compared to $6,343 or 28.3% of income before income taxes for the nine months ended September 30, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 47.9% and 59.4% for the nine months ended September 30, 2009 and 2008, respectively.

Segment Results – Nine months ended September 30, 2009 versus nine months ended September 30, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment
(In thousands, except headcount and rate-per-hour)

	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$176,431	$191,919	$(15,488)	-8.1%
Segment operating income	$29,543	$29,627	$(84)	-0.3%
Segment operating income margin	16.7%	15.4%	1.3%	8.5%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$47,039	$43,036	$4,003	9.3%
Segment operating income	$11,819	$9,741	$2,078	21.3%
Segment operating income margin	25.1%	22.6%	2.5%	11.0%

Investment Banking
Revenues (excluding reimbursables)	$49,088	$52,313	$(3,225)	-6.2%
Segment operating income	$7,195	$13,516	$(6,321)	-46.8%
Segment operating income margin	14.7%	25.8%	-11.2%	-43.3%

Total
Revenues (excluding reimbursables)	$272,558	$287,268

Segment operating income	$48,557	$52,884
Net client reimbursable expenses	(63)	20
Equity-based compensation from
Legacy Units and IPO Options	(10,963)	(21,021)
Depreciation and amortization	(7,712)	(6,903)
Acquisition retention expenses	-	(782)
Operating income	$29,819	$24,198

Average Client Service Professionals
Financial Advisory	668	680	(12)	-1.8%
Corporate Finance Consulting	133	125	8	6.4%
Investment Banking	134	115	19	16.5%
Total	935	920	15	1.6%

End of Period Client Service Professionals
Financial Advisory	641	722	(81)	-11.2%
Corporate Finance Consulting	131	142	(11)	-7.7%
Investment Banking	130	129	1	0.8%
Total	902	993	(91)	-9.2%

Revenue per Client Service Professional
Financial Advisory	$264	$282	$(18)	-6.4%
Corporate Finance Consulting	$354	$344	$10	2.9%
Investment Banking	$366	$455	$(89)	-19.6%
Total	$292	$312	$(20)	-6.4%

Results of Operations by Segment – Continued
(In thousands, except headcount and rate-per-hour)

	Nine Months Ended
	September 30,	September 30,	Unit		Percent
	2009	2008	Change		Change
Utilization(1)
Financial Advisory	64.0%	63.2%	0.8%		1.3%
Corporate Finance Consulting	62.0%	59.0%	3.0%		5.1%

Rate-Per-Hour(2)
Financial Advisory	$322	$341	$(19)		-5.6%
Corporate Finance Consulting	$407	$395	$12		3.0%

Revenues (excluding reimbursables)
Financial Advisory	$176,431	$191,919	$(15,488)		-8.1%
Corporate Finance Consulting	47,039	43,036	4,003		9.3%
Investment Banking	49,088	52,313	(3,225)		-6.2%
Total	$272,558	$287,268	$(14,710	) $	-5.1%

Average Number of Managing Directors
Financial Advisory	98	94	4		4.3%
Corporate Finance Consulting	30	24	6		25.0%
Investment Banking	38	32	6		18.8%
Total	166	150	16		10.7%

End of Period Managing Directors
Financial Advisory	93	105	(12)		-11.4%
Corporate Finance Consulting	29	29	-		0.0%
Investment Banking	40	34	6		17.6%
Total	162	168	(6)		-3.6%

Revenue per Managing Director
Financial Advisory	$1,800	$2,042	$(242)		-11.9%
Corporate Finance Consulting	$1,568	$1,793	$(225)		-12.5%
Investment Banking	$1,292	$1,635	$(343)		-21.0%
Total	$1,642	$1,915	$(273)		-14.3%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash due to the nature of the work performed.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $7,065 and $6,914 of revenues associated with Rash in the nine months ended September 30, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the nine months ended September 30, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,539 and $11,418 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $15,488 or 8.1% to $176,431 for the nine months ended September 30, 2009, compared to $191,919 for the nine months ended September 30, 2008.  The decrease in revenues resulted from our Valuation Advisory business, partially offset by continued growth in revenues from our Dispute & Legal Management Consulting and Tax Services businesses, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory	$103,834	$136,337	$(32,503)	-23.8%
Tax Services	37,895	33,441	4,454	13.3%
Dispute & Legal Management Consulting	34,702	22,141	12,561	56.7%
	$176,431	$191,919	$(15,488)	-8.1%

The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions, including real estate valuations and purchase price allocations pursuant to FASB ASC 805-20, Business Combinations (formerly SFAS 141(R)).  These decreases were partially offset by increases in revenue from goodwill impairment testing in conjunction with FASB ASC 350-20, Intangibles – Goodwill and Other (formerly SFAS 142).  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from (i) an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection and (ii) incremental revenues from our acquisitions of the Lumin Expert Group and Dubinsky & Company, P.C.  We expect the engagement for the court appointed examiner to wind down early next year.  The increase in revenues from Tax Services primarily resulted from continued growth in property tax services, the addition of professionals in our transactional tax advisory practice during the latter half of 2008, and an increase in revenues recognized from engagements where revenue is contingent upon tax savings achieved for our clients.

Segment Operating Income

Financial Advisory segment operating income decreased $84 or 0.3% to $29,543 for the nine months ended September 30, 2009, compared to $29,627 for the nine months ended September 30, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.7% for the nine months ended September 30, 2009, compared to 15.4% for the nine months ended September 30, 2008.  The improvement in segment operating margin primarily resulted from lower accrued compensation as a result of the decrease in revenues between periods.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $4,003 or 9.3% to $47,039 for the nine months ended September 30, 2009, compared to $43,036 for the nine months ended September 30, 2008.  Growth was primarily driven by demand for services related to Portfolio Valuation, Financial Engineering and Strategic Value Advisory, partially offset by a decrease in revenues from Due Diligence, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$16,491	$11,632	$4,859	41.8%
Financial Engineering	14,508	10,657	3,851	36.1%
Strategic Value Advisory	10,242	8,879	1,363	15.4%
Due Diligence	5,798	11,868	(6,070)	-51.1%
	$47,039	$43,036	$4,003	9.3%

Portfolio Valuation, Financial Engineering and Strategic Value Advisory benefited from increased demand from existing clients as well as the addition of new clients.  Financial Engineering also benefited from engagements sourced from Portfolio Valuation as well as the Financial Advisory segment, including the engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  The decrease in revenues from Due Diligence resulted from a lower volume of M&A transactions during the first half of the year.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment increased $2,078 or 21.3% to $11,819 for the nine months ended September 30, 2009, compared to $9,741 for the nine months ended September 30, 2008.  Segment operating income margin was 25.1% for the nine months ended September 30, 2009, compared to 22.6% for the nine months ended September 30, 2008.  Improvements in segment operating income and margin primarily resulted from the increase in revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment decreased $3,225 or 6.2% to $49,088 for the nine months ended September 30, 2009, compared to $52,313 for the nine months ended September 30, 2008, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Global Restructuring Advisory	$25,230	$11,706	$13,524	115.5%
Transaction Opinions	14,995	27,373	(12,378)	-45.2%
M&A Advisory	8,863	13,234	(4,371)	-33.0%
	$49,088	$52,313	$(3,225)	-6.2%

Revenues from Transaction Opinions and M&A Advisory decreased as a result of the current economic landscape and a lower volume of M&A transactions.  Global Restructuring Advisory benefited from an increase in demand for our domestic and international restructuring services.

Segment Operating Income

Operating income from the Investment Banking segment decreased $6,321 or 46.8% to $7,195 for the nine months ended September 30, 2009, compared to $13,516 for the nine months ended September 30, 2008.  Operating income margin was 14.7% for the nine months ended September 30, 2009, compared to 25.8% for the nine months ended September 30, 2008.    The decrease in segment operating income and margin primarily resulted from higher compensation expense which resulted in part from the hiring of new managing directors to enhance our position in the marketplace.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing non-restricted cash balances and availability under our revolving credit facility (see below).  Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to professionals, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the Board of Directors and (vii) funding of our deferred compensation program.

Cash and cash equivalents increased by $2,815 to $84,196 at September 30, 2009, compared to $81,381 at December 31, 2008.  The increase in cash resulted from $29,681 provided by operating activities, partially offset by $17,088 used in financing activities and $11,214 used in investing activities.

Operating Activities

During the nine months ended September 30, 2009, cash of $29,681 was provided by operating activities, compared to $9,016 in the prior year period.  The increase of amounts provided by operating activities primarily resulted from lower cash bonus payments made in 2009 with respect to the 2008 bonus year, as compared to cash bonus payments made in 2008 with respect to the 2007 bonus year, offset by lower bonus accruals in the current year, as compared to the prior year.  Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year.

Investing Activities

During the nine months ended September 30, 2009, cash of $11,214 was used in investing activities, compared to $32,819 used in the prior year period.  Investing activities during the current period included (i) purchases of property and equipment to support our business and (ii) purchases of investments related to the Company’s deferred compensation plan.  Management believes these investments pose limited liquidity risk.  Investing activities in the prior year include $16,427 used for acquisitions.

Pursuant to the terms of the acquisition of Chanin Capital Partners, LLC (“Chanin”) by D&P Acquisitions on October 31, 2006, the Chanin sellers are eligible for one remaining earn-out payment estimated to be a minimum of approximately $4,000 up to a maximum of approximately $5,000 for the annual period ending October 31, 2009.  This earn-out payment is subject to the achievement of certain contingent performance results of Chanin.

Financing Activities

During the nine months ended September 30, 2009, cash of $17,088 was used in financing activities, compared to $8,483 used in the prior year period.  Significant financing activities are summarized as follows:

•
Net proceeds from sale of Class A common stock – On May 18, 2009, we consummated a follow-on offering with the sale of 8,050 newly issued shares of Class A common stock at $14.75 per share, less an underwriting discount of $0.7375 per share.  Net proceeds totaled $111,808, as summarized in the following table (“May 2009 Follow-On Offering”):

Stock subscription of 7,000 shares at $14.75 per share	$103,250
Over allotment of 1,050 shares at $14.75 per share	15,488
Underwriting discount of 8,050 shares at $0.7375 per share	(5,937)
Offering related expenses	(993)
Net proceeds	$111,808

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

•	Repayments of debt – Repayments of debt totaled $42,763 and were used to repay all outstanding borrowings and terminate our credit agreement with General Electric Capital Corporation.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Distributions for taxes	$14,197	$7,888
Other distributions	1,313	-
Payments pursuant to the TaxReceivable Agreement	-	-
	$15,510	$7,888

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45%.  During the nine months ended September 30, 2009 and 2008, D&P Acquisitions made aggregate distributions to its members totaling $14,197 and $7,888, respectively, not including the Company, with respect to estimated taxable income for year-to-date 2009 and 2008, respectively.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the nine months ended September 30, 2009, the Company distributed $1,313 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distributions were made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009 and August 18, 2009.  Concurrent with the payment of the dividends, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a distribution of $0.05 per unvested unit was deposited into a segregated account and will be released once a year with respect to units that vested during that year.  The segregated amount for unvested units totaled $312 and is included as a component of “Restricted cash” on the Consolidated Balance Sheet at September 30, 2009.  The distribution on unvested units that forfeit will be returned to the Company.

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

The Company has entered into a tax receivable agreement (“TRA”) with the existing unitholders of D&P Acquisitions (for the benefit of the existing unitholders of D&P Acquisitions) that provides for the payment by the Company to the unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  There were no payments under the TRA in the nine months ended September 30, 2009 as these payments are typically made in the fourth quarter of each year.  In December 2009, the Company expects to make payments under the TRA of $3,148.  In December 2008, the Company made payments of $791 with respect to the period from October 4 through December 31, 2007.  D&P Acquisitions expects to make future payments under the TRA to the extent cash is available for such purposes.

At September 30, 2009, the Company recorded a liability of $92,027, representing the payments due to D&P Acquisitions’ unitholders under the TRA.  This amount includes additional obligations generated from the redemption of 4,550 New Class A Units of D&P Acquisitions (see Note 2) in conjunction with the May 2009 Follow-On Offering.  This transaction resulted in an increase in the TRA liability of $33,548 and an associated increase in net deferred tax assets.

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

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC, filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2007.

During the nine months ended September 30, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through and as of September 30, 2009.

•
Increase in restricted cash – The increase in restricted cash resulted from $377 of deposits to secure certain letters of credit and $312 of deposits for the distribution of $0.05 per unvested unit to noncontrolling unitholders as described above.

•	Dividends – Cash dividends of $2,394 reflects the payment of a quarterly dividend of $0.05 per share on our outstanding Class A common stock, including holders of restricted stock awards.

•
Repurchases of Class A common stock – Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program.

Credit Facility

On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement (“Former Credit Facility”), dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and General Electric Capital Corporation (“GE Capital”), in its capacity as Administrative Agent.  The Former Credit Facility consisted of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which was uncommitted by the lenders and required additional approval at the time of request.

The Company used a portion of the net proceeds from its May 2009 Follow-On Offering to repay all amounts outstanding under the Former Credit Facility.  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement ("Current Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Current Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

Loans under the Current Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at September 30, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Current Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (b) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Current Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of September 30, 2009.

The obligation of the Company to pay amounts outstanding under the Current Credit Facility may be accelerated upon the occurrence of an "Event of Default" as defined in the Current Credit Agreement.  The Company's obligations under the Current Credit Agreement are guaranteed by D&P Acquisitions, and certain domestic subsidiaries of the Company (collectively, the "Guarantors").  The Current Credit Agreement is secured by a lien on substantially all of the personal property of the Company and each of the Guarantors.

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

Market risks at September 30, 2009 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Item4.	Controls and Procedures.

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

PART II
OTHER INFORMATION

Item1.	Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.  As of the date of this filing, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Item1A.	Risk Factors.

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 26, 2009.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of 2009, we withheld shares of our Class A common stock from holders of Ongoing RSAs to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares, as summarized in the following table:

	Total
	Number of	Average
	Shares	Price Paid
Class A Common Stock	Purchased	Per Share
	(In thousands)
July 1 through July 31, 2009	3	$18.52
August 1 through August 31, 2009	-	-
September 1 through September 30, 2009	2	17.27
Total	5	$18.02

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

DUFF & PHELPS CORPORATION
(Registrant)

Date: November 3, 2009	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer