Form 10-K
period 2009-12-31
Duff & Phelps Corp
filed 2010-02-25
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates was $507.4 million as of June 30, 2009, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $17.78 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock and exclusion of common equity held by affiliates.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 27,289,321 as of January 31, 2010.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 12,973,714 as of January 31, 2010.

Documents Incorporated by Reference
Portions of the registrant’s consolidated financial statements are incorporated by reference into Part I and Part II of this Form 10-K.  Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DUFF & PHELPS CORPORATION
FORM 10-K
TABLE OF CONTENTS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in this Annual Report on Form 10-K and any subsequent filings of our Quarterly Reports on Form 10-Q.  The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this filing with the Securities and Exchange Commission.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Part I
Item 1.  Business.

Overview

We are a leading provider of independent financial advisory and investment banking services.  Our mission is to help our clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  We believe that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  With 878 experienced and credentialed client service professionals at December 31, 2009, we serve a global client base through offices in 23 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

We provide our services globally to a wide variety of companies that are in need of industry-leading, customized financial advice.  Our clients include publicly-traded and privately-held companies, government entities, and investment firms such as private equity firms and hedge funds.  Additionally, we maintain extensive relationships with law, accounting and investment banking firms from which we receive referral business.

Our collaborative, team-based culture promotes the cross-selling of new business opportunities across practice groups and enables us to deliver the most appropriate Duff & Phelps professionals to meet a client's needs.  In addition, our integrated, multi-disciplinary approach enables us to cross-staff our professionals across multiple service lines to better manage the utilization of our professionals.  We believe that our Company’s culture, global scale, broad service offering and strong brand name, provides an appealing career platform that allows us to attract and retain highly qualified professionals.

Our History

The original Duff & Phelps business was founded in 1932 to provide high quality investment research services focused on the utility industry.  Over several decades, it evolved into a diversified financial services firm providing investment banking, credit rating and investment management services.  In 1994, the credit rating business of Duff & Phelps was spun off into a separate public company that was eventually purchased by Fitch Ratings, Ltd.  In 2000, Duff & Phelps, LLC, the company that operated the investment banking practice of the Duff & Phelps business, was acquired by Webster Financial Corporation (“Webster”).  In 2004, Duff & Phelps, LLC was acquired from Webster by its management and an investor group led by Lovell Minnick Partners LLC (“Lovell Minnick”).

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

As a result of the IPO and the Recapitalization Transactions (as defined and described below), the Company became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business.  The Company has sole voting power (100%), owns a majority economic interest in D&P Acquisitions (67.8% as of December 31, 2009) and controls the management of D&P Acquisitions.  As an entity, Duff & Phelps Corporation’s principal obligations consist of the payment of corporate income taxes, payment of dividends to the extent declared by the board of directors and payments pursuant to the Tax Receivable Agreement ("TRA"), as defined in Note 1 to the Company's Consolidated Financial Statements.  Its sole sources of funding to cover these payments consist of distributions from D&P Acquisitions and its ability to raise capital.

Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).  Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G, collectively “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions.  The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.”  The holders of New Class A Units also own one share of the Company’s Class B common stock for each New Class A Unit.  Pursuant to an exchange agreement, the New Class A Units are exchangeable on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock are cancelled.

2009 Developments

General developments during 2009 included the following:

Business Environment

▪
During 2009, the economic environment presented us with opportunities and challenges.  Our service offerings that generally correlate to the volume of merger and acquisition (“M&A”) transactions experienced reduced demand, while growth in other services partially offset this decline with opportunities arising from counter-cyclical and non-cyclical services.  We believe our counter-cyclical services generally include restructuring, dispute and legal management consulting, and goodwill impairment testing.  We believe our non-cyclical services generally include portfolio valuation, financial engineering and tax.  We believe that revenue and earnings for the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues.

▪
Secular trends continued to drive our business in 2009.  These trends include the need for greater transparency, the proper application of fair value accounting, demands for independence and a greater level of corporate restructurings.  The current economic environment underscores the benefits of these drivers of our business.  In addition, the emerging global regulatory and accounting landscape continues to present opportunities for us to help our clients navigate through complex issues relating to valuation and objective presentation of value on their financial statements.

▪
In 2009, our revenues decreased 2.8% to $370,903 from $381,476 in 2008.  The decrease in revenues primarily resulted from a 7.7% decrease in revenues from our Financial Advisory segment.  These decreases were partially offset by an 11.4% increase in revenues from our Corporate Finance Consulting segment and a 3.5% increase in revenues from our Investment Banking segment.  Services within each of our segments were impacted by the general economic environment which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with valuation advisory, transaction opinions, due diligence and to a lesser extent M&A advisory.  These decreases were partially offset primarily by increases in revenues from counter-cyclical and non-cyclical services associated with our restructuring, dispute and legal management consulting, tax and certain Corporate Finance Consulting services, such as portfolio valuation and financial engineering.

▪
Our number of client service professionals decreased by 97 from 975 at December 31, 2008 to 878 at December 31, 2009.  Our number of client service managing directors decreased by five from 168 at December 31, 2008 to 163 at December 31, 2009.

▪	We had $107,311 of cash and cash equivalents and no debt at December 31, 2009.

Follow-on Offerings

▪
On May 18, 2009, we consummated a follow-on offering with the sale of 8,050 newly issued shares of Class A common stock at $14.75 per share, less an underwriting discount of $0.7375 per share (“May 2009 Follow-On Offering”).  Net proceeds totaled $111,808.  We used $67,112 of net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick and Vestar and 1,050 New Class A Units of D&P Acquisitions held by employees (including executive officers), directors and entities affiliated with directors.  Units were redeemed at a price per unit equal to the public offering price.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.  In addition, the Company used $42,366 of the net proceeds to repay outstanding borrowings, subsequently terminating its Former Credit Facility (as defined below).

▪
On November 9, 2009, the Company sold 2,500 shares of newly issued shares of Class A common stock to an underwriter at a price of $15.00 per share for an aggregate of $37,500 (“November 2009 Follow-On Offering”).  The underwriter offered such shares to the public at a price of $15.50 per share for an aggregate of $38,750.  Net proceeds from the transaction totaled $37,032 and were used to redeem 2,500 New Class A Units of D&P Acquisitions held by employees (including executive officers).  Units were redeemed at a price of $15.00 per unit.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.

New Credit Agreement

▪
On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement (“Former Credit Facility”), dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and General Electric Capital Corporation (“GE Capital”), in its capacity as Administrative Agent.  As described above, the Company used a portion of the net proceeds from its May 2009 Follow-On Offering to repay all amounts outstanding under the Former Credit Facility.  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

▪
On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement ("Current Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Current Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.  No amounts were outstanding under the Current Credit Agreement at December 31, 2009 or through the filing date of this Annual Report on Form 10-K.  As of December 31, 2009, there were $3,811 of letters of credit issued against the facility.

Initiation of Quarterly Dividend

▪
We paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrently with the payment of per share dividends on our Class A common stock, the Company distributed an equal amount per unit to holders of vested New Class A Units.  Future cash dividends and distributions, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time.  Dividend determinations (including the size of our quarterly dividend) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

Exchange of New Class A Units for Class A Common Stock

▪
In connection with the closing of the IPO, we entered into an exchange agreement, dated as of October 3, 2007 (as amended, the “Exchange Agreement”), by and among us, D&P Acquisitions, the selling stockholders (other than Shinsei) and certain other unitholders of D&P Acquisitions, through which we may issue shares of Class A common stock upon the exchange of the New Class A Units.  Pursuant to the Exchange Agreement, in connection with any such exchange, a corresponding number of shares of our Class B common stock will be cancelled.

In November 2009, 770 New Class A Units were exchanged for 770 shares of Class A common stock and 770 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.

Overview of Our Services

Through the end of 2008, we provided services through our Financial Advisory and Investment Banking segments.  Effective January 1, 2009 and in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting, we changed the composition of our reportable segments to align our segment reporting with the focus of our business in 2009 and beyond.  The Corporate Finance Consulting business, previously part of Financial Advisory, became a stand-alone segment.  Revenues and operating income by segment are reported in Note 17 of the Notes to the Consolidated Financial Statements and incorporated herein by reference.  Segment revenues as a percentage of total revenues excluding reimbursable expenses are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
Financial Advisory	63%	66%	64%
Corporate Finance Consulting	17%	15%	12%
Investment Banking	20%	19%	24%
	100%	100%	100%

Our Financial Advisory segment provides clients with services through our valuation advisory, tax services, and dispute and legal management consulting business units.  Our Corporate Finance Consulting segment provides services related to portfolio valuation, financial engineering, strategic value advisory and due diligence.  We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial, accounting, tax, regulatory and legal issues.  Our Investment Banking segment includes our global restructuring advisory, transaction opinions and M&A advisory business units.  Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

Our segments serve a broad base of clients and work collaboratively to identify and capture new business opportunities.  The services we offer within these segments are often complementary, which present opportunities for us to cross-sell related services and, we believe, increase our relevance to our clients.  In addition, our client service professionals possess core financial and valuation skill sets that are portable within operating segments, facilitating the sharing of resources across the organization.  Revenues, operating profit and the presentation of certain other financial information by segment is summarized and discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Advisory

The foundation of our Financial Advisory segment is our core competency in making highly technical and complex assessments of value.  We believe we are one of the leading independent valuation services firms in the world.  Services are delivered by client service professionals who possess highly specialized skills in finance, valuation, accounting and tax.  We typically price these services based on our assessment of the hours required to deliver the work and the billing rates of the client service professionals assigned to the project.  In addition, certain of our property tax engagements are contingency-based.

Valuation Advisory

Financial Reporting.  We believe we are a leading independent provider of valuation services for financial reporting.  We provide objective and independent valuation reports that allow our clients to meet important regulatory, market and fiduciary requirements.  Our finance and accounting expertise, combined with our use and development of sophisticated valuation methodologies, fulfill even the most complex financial reporting requirements.  Examples of the financial reporting services we offer include:  valuations used in conjunction with business combinations and purchase price allocations in conjunction with FASB ASC 805, Business Combinations; periodic impairment testing of goodwill and other intangibles in conjunction with FASB ASC 350, Intangibles–Goodwill and Other; periodic impairment testing of long-lived fixed assets in conjunction with FASB ASC 360, Property, Plant, and Equipment; valuations related to stock compensation in conjunction with FASB ASC 718, Compensation–Stock Compensation; “cheap stock” valuation; and fresh start accounting for companies emerging from Chapter 11 bankruptcy.  The acute sensitivity of our clients at the highest levels of the organization to the quality and transparency of the financial information they present to their investors results in strong customer loyalty, which often leads to repeat client engagements and creates an established entry point for the delivery of additional services.

Fixed Asset/Real Estate Valuation.  We provide integrated fixed asset and real estate valuations, with specialized expertise in machinery and equipment valuation, fixed asset reconciliation, cost segregation, real estate valuation and real estate consulting.  Our services are used for a variety of purposes, including valuation of machinery and equipment for financial and tax reporting and loan/lease structuring; satisfying Sarbanes-Oxley Act Section 404 requirements for fixed asset internal controls; optimizing tax depreciation benefits; assisting corporate clients in reviewing their real estate occupancy strategy in an effort to reduce costs, increase operating efficiencies and raise capital; and various real estate appraisal purposes.  Our geographic scale enables us to compete effectively and win large client assignments involving multiple asset sites on a national and global basis.

Tax Valuation.  We specialize in tax valuations and related advisory services when tax laws and regulations stipulate that a valuation is required or when assistance is needed to implement a client's tax strategies.  We offer tax valuation and advisory services for a variety of transaction-related, compliance and planning purposes, including taxable reorganizations; purchase price allocations; inventory, fixed asset, intangible asset and goodwill valuations; net operating loss and built-in gains analyses; and estate and gift taxes.  We have the technical expertise and testimony experience to defend our work and our clients' valuation positions in regulatory inquiries.

Tax Services

State & Local Tax Services.  We provide tax valuation and consulting services for a variety of transaction-related, compliance, planning and dispute purposes.

▪
Property tax services – Property taxes are a significant recurring expense paid by companies, but one of the least understood due to the complexity of the applicable tax regulations.  We assist companies in identifying opportunities for property tax savings by reviewing their property tax assessments and liabilities.  Our services include negotiating assessment appeals, providing property tax due diligence for acquisitions, preparing studies to remove non-taxable embedded costs, obtaining property tax exemptions and providing general property tax consulting and compliance services.

▪
Business incentives advisory – State and local governments often offer valuable tax incentives in return for investments in their jurisdictions.  Whether the planned investment will create new facilities, expand or relocate operations, penetrate new markets, result in hiring additional or replacement employees, or initiate research and development activities, business incentives in the form of tax exemptions, tax credits, project grants and other tax benefits may be available at the state and local levels to offset some of these costs.  Our strategic geographic network of business incentives experts provides us with specialized, local knowledge of the potential business incentives available to our clients.

▪
Unclaimed property and tax risk advisory – Our professionals combine their extensive experience and technical resources to help our clients manage their unclaimed property responsibilities.  We offer services to help clients effectively manage the reporting of unclaimed property, such as audit representation and negotiation, transaction planning and M&A assistance, and outsourcing of the unclaimed property compliance process.

Transfer Pricing.  Transfer pricing is a significant international tax issue facing multi-national companies.  Most tax authorities require comprehensive transfer pricing documentation, have other compliance requirements and impose severe penalties for failure to comply.  Furthermore, transfer pricing presents significant tax optimization opportunities for multi-national companies.  We provide a full scope of transfer pricing services to ensure that inter-company transactions comply with required arm's-lengths standards as well as create the contemporaneous documentation to support global compliance requirements.

Dispute & Legal Management Consulting

Dispute Consulting.  We offer a broad array of dispute consulting services to corporate clients in a variety of industries.  Our professionals provide comprehensive support throughout all stages of a dispute including early case assessment, electronic discovery services, complex data management, forensic accounting and damages testimony.  Our experts have provided testimony in a variety of subject matters including bankruptcy and retrospective solvency, business insurance consulting, intellectual property disputes, commercial and shareholder litigation, forensic accounting and investigative services, and purchase price disputes.  Our clients include corporations and attorneys from many of the largest and most prominent corporations and law firms in the country.  Our professionals have provided testimony in arbitrations, mediations, federal and state courts and on behalf of clients involved in governmental inquiries.   In addition to the industry and forensic accounting experts which are a part of our practice, we also maintain an external network of affiliates with specialized skills whom we work with on an as-needed basis in order to provide our clients with comprehensive support.

Legal Management Consulting.  We provide various services designed to enable chief legal officers, chief compliance officers and law firm leaders to develop organizational strategy, streamline operations, improve compliance programs and make informed risk management decisions.  Legal management consulting services are matched to the specific needs of the client, and have encompassed organizational planning and design, operations improvement, and technology and infrastructure planning.  In addition, we assist clients in the development and implementation of a wide variety of records and information management programs, including the creation of records retention and privacy programs.  We serve a vast array of industries including financial institutions, entertainment companies, professional service firms, energy companies, utilities, chemical, pharmaceutical, healthcare, industrial, and consumer product companies.

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

Corporate Finance Consulting

Our Corporate Finance Consulting segment provides consulting services in connection with the valuation of difficult-to-value investments, advice regarding transactions and business growth strategies and consulting regarding business performance measurement and improvement.  The foundation of the Corporate Finance Consulting segment is our expertise in the valuation of alternative investments, especially for securities and positions for which there are no “active market” quotations available.  Given the significant rise in the number and value of illiquid securities held by hedge funds, private equity funds, pension funds, endowments and corporations, we believe the scrutiny and attention by investors and regulators to fair value reporting standards has increased substantially.

Portfolio Valuation

Our portfolio valuation client service professionals specialize in assisting the alternative asset management community with investment and reporting issues, including: portfolio valuations, “best practices” consulting, general partnership valuations, secondary market transaction valuations, and operational risk due diligence.  Our portfolio valuation clients include investors in illiquid and restricted securities, including private equity firms and hedge funds.  The majority of our clients’ illiquid portfolios are comprised of secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, structured products, OTC and other derivative securities.  Similar to our corporate clients, our alternative asset community clients are under intense scrutiny regarding their fiduciary duties to their investors/constituents, which has prompted many of these firms to obtain outside assurances on the valuations of the investment portfolios for which they are responsible.  Conflict of interest considerations typically prevent any accounting firm that has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio.  As a result, we typically do not compete with large accounting firms, such as the four largest international accounting firms (i.e., the “Big Four”), in providing these services.  We typically deliver these services on a recurring basis.  We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenues in this practice group and increase our brand equity and recognition within the alternative asset community.

Financial Engineering

New financial processes and sophisticated quantitative models are transforming the way investors analyze and manage risk, price financial instruments and evaluate business strategies.  Our financial engineering practice provides the valuation advice investors use, including valuation of alternative and derivative instruments, to enhance their ability to identify, control, diversify, mitigate and exploit risk.  Financial engineering analyses and valuations can be used to support financial reporting, tax planning, risk management, securities design and investment decision making.  We draw upon the latest developments in finance theory, mathematics and computer science to design and evaluate financial instruments that help achieve investors' goals.  Financial engineering services include auction rate securities valuation; derivatives valuations pursuant to FASB ASC 815, Derivatives and Hedging; alternative assets valuations pursuant to FASB ASC 820, Fair Value Measurements and Disclosures; and valuations for employee stock options and incentives pursuant to FASB ASC 718, Compensation–Stock Compensation.

Due Diligence

We provide buy-side and sell-side transaction advisory services to private equity and strategic buyers.  Our professionals assist with the accounting, financial, commercial, operational, tax and information technology aspects of the due diligence process by developing and executing a due diligence plan that focuses on the key value drivers and risks that are critical to our clients' investment or divestiture decisions.  Our independence allows us to provide a broader and deeper array of services to our clients than their audit firms.  Our ability to collaborate across D&P practices also creates a more efficient and cost effective process.   We have expanded our services to include interim financial management (CFO, controller, etc.), working capital and cash flow analysis/forecasts, performance analysis and benchmarking,  lender analyses, covenant reviews, IPO related assistance (helping prepare management’s discussion and analysis, pro-forma financial statements and footnote disclosures) and operations analysis .  These services enable our clients to obtain further transparency into their investment portfolios and enhance their ability to proactively make investment lifecycle decisions.

Strategic Value Advisory

Our strategic value advisory practice helps clients improve ongoing performance, optimize their transaction and investment strategies, and enhance fundamental company value.  Whether a company is contemplating a transaction, allocating capital, addressing profitability or liquidity issues, or weighing alternative growth strategies, we provide advice and management tools based on a rigorous valuation-oriented perspective.  We advise management and boards of directors of companies that are evaluating strategic alternatives, looking to raise capital, or considering mergers, acquisitions, joint ventures or divestitures.  We also help companies address profitability and operational issues, value contingencies, and allocate limited capital.  We assist clients in understanding and maximizing value by applying industry experience, know-how in corporate finance and capital markets, accepted valuation methods, risk assessment and forecasting tools, financial modeling best practices and sophisticated analysis.  Our professionals also have deep expertise in assisting alternative asset managers with the complexities of initial public offerings and large institutional investors with securitization transactions.

Investment Banking

Our Investment Banking segment focuses on providing services through our global restructuring advisory, transaction opinions and M&A advisory business units to corporate and investor clients.  A significant portion of revenues in this segment are generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction.  As a result, revenues in this segment can be less predictable and more event-driven than revenues in our Financial Advisory segment.  However, projects in this segment have the potential to generate higher revenue per client service professional, thereby resulting in higher margins.

Global Restructuring Advisory

Our global restructuring practice provides financial restructuring advice to all constituencies in the business reorganization process, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties for clients domestically and internationally.  Our services include strategy, plan development and implementation, working capital forecasting and management, exchange offers and consent solicitations, out-of-court workouts, Chapter 11 restructurings and debtor-in-possession and exit financing advisory services.  Since 1984, our restructuring advisory practice, which includes our subsidiary Chanin, has advised hundreds of clients in transactions valued collectively at over $249 billion (actual dollars).

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

M&A Advisory

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

Our Global Reach

Increasing our global presence remains a key strategy.  Revenues excluding reimbursable expenses attributable to geographic area are reported in Note 17 of the Notes to the Consolidated Financial Statements, incorporated herein by reference and summarized as follows:

	Year Ended December 31,
	2009	2008	2007
United States	90%	90%	93%
Europe	9%	9%	6%
Asia	1%	1%	1%
Total revenues	100%	100%	100%

Our Clients

We have a client base that includes Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds.  Our clients operate in a broad array of industries.  The following table summarizes our global client base and the number of engagements we performed for each client:

	Approximate	Approximate
	Number of	Number of
	Clients	Engagements
2009	2,200	4,500
2008	2,300	4,900
2007	1,900	3,800

In addition, our client base included approximately 37% of S&P 500 companies in 2009.  Our top ten clients represented approximately 15.9%, 8.5% and 9.1% of revenues excluding reimbursable expenses in 2009, 2008 and 2007, respectively.  No single client accounted for more than 1.5% of total revenues in 2009, 2008 or 2007, except for one client that accounted for 8.1% of revenues in 2009.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  We expect the engagement for the court appointed examiner to wind down during the first quarter of 2010 with any remaining court mandated holdback revenue to be recognized thereafter, as and if approved by the bankruptcy court.

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

At December 31, 2009, we had 1,131 globally-based personnel, consisting of 878 experienced and credentialed client service professionals, 162 internal support personnel and 91 administrative staff.  Of our 878 client service professionals, 163 were managing directors and 715 were directors, vice-presidents, senior associates and analysts.  Of the 878 client service professionals, 86% were based domestically and 14% internationally.  Most of our client service professionals have backgrounds in accounting, finance or economics.  The common elements of these skill sets enables us to transfer staff between service lines to better manage the utilization and career development of our client service professionals.  We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the Big Four, independent specialty consulting firms, middle market investment banks, and larger, diversified investment banks.

We consistently monitor the performance of our personnel through an annual performance management process that is designed to align performance with our business strategy, assess competency against appropriately set benchmarks and identify development needs in the context of short and long-term career aspirations.  To reward performance we have implemented a reward program that aims to aggressively differentiate compensation based on performance.  Our reward program includes base pay, an incentive bonus and a variety of benefits.  We also aim to align our interests with those of our personnel through equity ownership programs.  Many of our senior client service professionals are subject to restrictive covenants that, in most cases, prohibit the individual from soliciting our clients for a period of two years following termination of the person's employment with us and from soliciting our personnel for a period of two years after termination of the person's employment.

We have comprehensive training programs in place to further enhance the development of our personnel.  We provide ongoing professional development through the D&P University (our annual multi-week national training event) for new client service professionals and internal courses on both technical and non-technical subjects, and we support personnel in their career progression through training and development programs designed to help new and recently promoted personnel to quickly become effective in their new roles.

Business Development and Marketing

Our goal is to build a global, well-recognized brand that is synonymous with leading financial advisory and investment banking services.  We generate new business opportunities primarily based on the professional relationships of our managing directors, our reputation in the marketplace and referrals from third party advisors, including law, accounting and investment banking firms and our corporate investor clients.  Our managing directors are respected within their chosen fields and are instrumental to our business development activities.  Many of our managing directors are recognized as leaders in their fields and are members of national trade boards and committees of trade associations.

Our client service professionals are encouraged to generate new business from both existing and new clients, and are rewarded with increased compensation and promotions for obtaining new business.  Many of our client service professionals have published articles in industry, business opportunities, economic and legal journals and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations.  In pursuing new business, our client service professionals emphasize Duff & Phelps' institutional reputation and experience while also promoting the expertise of the particular individuals who will work on the matter.  We augment the business development activities of our managing directors and other client service professionals with a centralized marketing group that provides traditional marketing services such as local advertising in business and industry periodicals, the production of marketing materials and the organization and sponsorship of seminars, trade conferences and other events.

Competition

Our competition varies by segment.  Within our Financial Advisory and Corporate Finance Consulting segments, we compete primarily with the consulting practices of major accounting firms, such as the Big Four, and regional and global consulting companies.  Within our Investment Banking segment, we compete with both boutique M&A and restructuring advisory firms as well as large, diversified investment banks.  We believe the principal competitive factors in all segments include the reputation of the firm and its professionals, technical expertise and experience, the ability to rapidly deploy large teams for client engagements, geographic presence, and to a lesser extent, price.

Regulation

As a participant in the financial services industry, we are subject to extensive regulation in the U.S., the United Kingdom and elsewhere.  As a matter of public policy, regulatory bodies in the U.S. and foreign jurisdictions are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of the SEC and FINRA.  As Duff & Phelps Securities, LLC is also registered to conduct business in all U.S. states, the District of Columbia and Puerto Rico, state securities regulators also have regulatory authority over Duff & Phelps Securities, LLC.

Duff & Phelps Securities, Ltd. is authorized and regulated by the Financial Services Authority.  The Financial Services Authority is an independent non-governmental body located in the United Kingdom.  In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories.  Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis.  The Financial Services Authority authorization allows Duff & Phelps Securities, Ltd. to conduct certain regulated services in those countries without needing to apply for local authorization.  The Financial Services Authority is wholly responsible for the Company’s business conducted in the United Kingdom and all prudential regulation. The host state (i.e., the EEA country where the Company is doing business) is responsible for regulating the conduct of that business.  Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain local authorization, it must comply with local regulatory requirements.  Our business is therefore subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other jurisdictions in which we operate.

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

Intellectual Property

Our success has resulted in part from our methodologies and other proprietary intellectual property rights.  We rely upon a combination of nondisclosure and other contractual arrangements, trade secret, copyright and trademark laws to protect our proprietary rights and rights of third parties from whom we license intellectual property.  We also enter into confidentiality and intellectual property agreements with our personnel that limit the distribution of proprietary information.  We have only a limited ability to protect our important intellectual property rights.  Pursuant to a name use agreement between the Company and Phoenix Duff & Phelps Corporation, a subsidiary of Virtus Investment Partners, Inc., we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A advisory services, corporate valuation, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses.  See “Risk Factors – Risks Related to Our Business.”

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

Item 1A.  Risk Factors.

Risks Related to Our Business

A continued or renewed economic downturn, decline in global financial markets and/or other conditions beyond our control may materially and adversely affect our business, results of operations, financial condition, access to funding and the market price of our Class A common stock

A continued or renewed economic downturn, decline in global financial markets and/or other conditions beyond our control may continue to adversely affect employment rates, commercial and consumer spending, commercial and consumer indebtedness, availability of credit, asset values, investments and liquidity, which in turn may continue to negatively impact certain of our customers and have resulted and may continue to result in decreased demand or pricing pressure for our services.

As a financial advisory, corporate finance consulting and investment banking firm, our business segments are materially affected by conditions in the global financial markets and economic conditions throughout the world.  For example, revenue generated by our M&A advisory, transaction opinions and purchase price allocation engagements is directly related to the volume and size of the M&A transactions for which we provide services.  During periods of unfavorable market or economic conditions, the volume and size of M&A transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial advisory firms seeking such engagements.  Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions.  We have seen and may continue to see a reduction in demand for these services in recent periods.  Our profitability could also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

The future market and economic climate may continue to deteriorate because of many factors beyond our control, and any one of these factors may cause a substantial decline in the global financial services markets, which could result in reduced demand for our services.  These factors include, among other things, economic and political conditions in the United States and elsewhere in the world, wavering corporate/consumer confidence levels, the availability of cash for investment by mutual funds and other institutional as well as retail investors, and legislative and regulatory changes.  Beginning in July 2007, there has been a significant disruption in world financial markets, particularly in the credit markets, which has negatively impacted M&A activity, particularly among private equity buyers.  If the ongoing effects of this downturn continue or renew, our results of operations, demand for our services or pricing pressure could be adversely affected in future periods.

Our liquidity, financial position and profitability could be adversely affected by deterioration in U.S. and international credit markets and economic conditions

Recent deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and in some cases fail.  These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers.  Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if one of the lenders under our revolving credit facility, or another financial institution, suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility.  Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing.

Our clients may be unable to pay us for our services

Our clients include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the recent turmoil in the credit markets.  If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of our accounts receivable and unbilled services.  On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us.  The bankruptcy of a client with a substantial account receivable could have a material adverse effect on our financial condition and results of operations.  In addition, if a client declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue and clients can terminate engagements with us at any time

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue.  Typically, each revenue-generating engagement is separately solicited, awarded and negotiated.  In addition, many businesses do not routinely engage in transactions requiring our services.  As a consequence, our fee-paying engagements with many clients are not likely to be predictable and high levels of revenue in one period are not necessarily predictive of continued high levels of revenue in future periods.  We also lose clients each year as a result of the sale or merger of a client, a change in a client's senior management, competition from other firms and other causes.  As a result, our revenue could decline materially due to such changes in the volume, nature and scope of our engagements.

Further, many of our engagements depend upon transactions, disputes or proceedings that involve our clients.  Our clients may decide at any time to abandon the transaction, resolve the dispute or proceeding or file for bankruptcy.  Our engagements can therefore terminate suddenly and without advance notice to us.  If an engagement is terminated unexpectedly, our client service professionals working on the engagement could be underutilized until we assign them to other projects.  In addition, because much of our work is project-based rather than recurring in nature, our client service professionals' utilization depends on our ability to secure engagements on a continual basis.  Accordingly, the termination or significant reduction in the scope of a single large engagement could have an immediate adverse impact on our revenues and results of operations.

A high percentage of our revenue is derived from a small number of clients and the reduction of services provided to clients or termination of any one of our engagements could reduce our revenues and harm our operating results

Our clients operate in a broad array of industries and include Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds.  Our top ten clients represented approximately 15.9%, 8.5% and 9.1% of revenues excluding reimbursable expenses in 2009, 2008 and 2007, respectively.  The composition of the group of clients comprising these percentages can vary significantly each year, and a relatively small number of clients may account for a significant portion of our revenues.  The loss or decrease of revenue from even one client or the failure of us to consummate a success-fee based engagement could adversely affect our revenues and results of operations.

No single client accounted for more than 1.5% of total revenues in 2009, 2008 or 2007, except for one client that accounted for 8.1% of revenues in 2009.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  We expect the engagement for the court appointed examiner to wind down during the first quarter of 2010 with any remaining court mandated holdback revenue to be recognized thereafter, as and if approved by the bankruptcy court.  The inability to replace revenue from this or certain other of our clients that represent a significant percentage of our revenues could adversely affect our revenues and results of operations in the future.

The financial advisory, corporate finance consulting and investment banking industries are highly competitive, and we may not be able to compete effectively

The financial advisory and corporate finance consulting industries are extremely competitive, highly fragmented and subject to rapid change and we expect it to remain so in the future.  The industries include a large number of participants with a variety of skills and industry expertise, including the consulting practices of major accounting, financial consulting, technical and economic advisory, general management consulting firms and regional and specialty consulting firms as well as the internal professional resources of organizations.  Our competitors vary depending on the particular practice group.  In addition, we also expect to continue to face competition from new entrants because the barriers to entry into financial advisory services and corporate finance consulting are relatively low.  The principal competitive factors in the financial advisory and corporate finance consulting markets include firm and professional reputations, client and referral source relationships, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services.  There is also competition on price.  Many of our competitors have greater national and international presences, as well as significantly greater personnel, financial, technical and marketing resources.  In addition, these competitors may generate greater revenues and have greater name recognition than we do.  If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

The investment banking industry is extremely competitive and we expect it to remain so in the future.  Most of our competitors in the investment banking industry have a wider range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more managing directors to serve their clients' needs, greater global reach and more established relationships with their customers than we have.  These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.  In particular, the ability to provide financing as well as advisory services has become an important advantage for some of our larger competitors, and because we are unable to provide such financing we may be unable to compete for advisory clients in a significant part of the investment banking market.

Our inability to hire and retain talented people in an industry where there is great competition for talent could have a serious negative effect on our prospects and results of operations

Our business involves the delivery of professional services and is highly labor-intensive.  Our performance is largely dependent on the talents and efforts of highly skilled individuals.  Competition for qualified professionals in the financial advisory and investment banking industries is intense.  Our continued ability to compete effectively in our business depends on our ability to attract new professionals and to retain and motivate our existing professionals.  The unexpected or unplanned loss of a significant number of our professionals or the inability to attract, hire, develop, train and retain additional skilled personnel could have a serious negative effect on us, including our ability to manage, staff and successfully complete our existing engagements and obtain new engagements.  Increasing competition for these individuals may also significantly increase our labor costs, which could negatively affect our margins and results of operations.

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

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our client service professionals

Our profitability depends to a large extent on the utilization and billing rates of our client service professionals in our Financial Advisory and Corporate Finance Consulting segments.  Utilization of our client service professionals is affected by a number of factors, including, among other things, the number and size of client engagements, the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable, our ability to transition our client service professionals efficiently from completed engagements to new engagements, the hiring of additional client service professionals (because there is generally a transition period for new client service professionals that may result in a temporary drop in our utilization rate, which may be the result of restrictions imposed by non-compete or other similar agreements with the professional's former employer), unanticipated changes in the scope of client engagements, our ability to forecast demand for our services and thereby maintain an appropriate level of client service professionals, and conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our client service professionals in our Financial Advisory and Corporate Finance Consulting segments are also affected by a number of factors, including, among other things, our clients' perception of our ability to add value through our services, the market demand for the services we provide, introduction of new services by us or our competitors, the pricing policies of our competitors and general economic conditions.  If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our professionals, our financial results could materially suffer.

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

Fees earned in connection with assignments in the bankruptcy context may be subject to challenge and reduction

From time to time we advise debtors, creditors, examiners or other stakeholders of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts.  Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees.  Fees earned and reflected in our revenues may be subject to successful challenges, which could result in a reduction of revenues and affect our stock price adversely.

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

Our intellectual property rights in our Duff & Phelps name are important, and any inability to use that name could negatively impact our ability to build brand identity

We believe that establishing, maintaining and enhancing the Duff & Phelps name is important to our business.  Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Virtus Investment Partners, Inc., we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A services, corporate valuations, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses.  It is possible that we and Phoenix Duff & Phelps Corporation could disagree on whether certain types of our businesses are covered by the name use agreement.  If Phoenix Duff & Phelps Corporation were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.  In addition, if Phoenix Duff & Phelps Corporation is involved in any misconduct or illegal activity, our reputation could be negatively impacted.

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

If the number of debt defaults, bankruptcies or other factors affecting demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our restructuring advisory business' revenue could suffer

We provide various financial restructuring and related advice to companies in financial distress or to their creditors, examiners or other stakeholders.  A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

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

Further, the demand for a substantial portion of our business is generated by financial reporting requirements under U.S. Generally Accepted Accounting Principles (“GAAP”) or International Financial Reporting Standards (“IFRS”).  For example, the demand for our purchase price allocation services is primarily driven by the requirement under FASB ASC 805, Business Combinations, that, in a business combination, the acquiring company allocates the purchase price to individual tangible assets as well as intangible assets and liabilities, based on fair value.  Therefore, the demand for our services could decrease as a result of any future changes in accounting standards (e.g., FASB ASC 820, Fair Value Measurements and Disclosures or any suspension of so-called “mark-to-market” accounting) or our inability to develop expertise resulting from new standards or a change of existing standards.  As a result, our financial condition and results of operation could be materially adversely affected by any future changes in accounting standards.

We are subject to extensive regulation in the financial services industry

We participate in the financial services industry, and are subject to extensive regulation in the United States, the United Kingdom and elsewhere.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services, is registered as a broker-dealer with the SEC and is a member firm of FINRA.  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of the SEC and FINRA.  Certain state securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC.  Duff & Phelps Securities, Ltd., our subsidiary, is authorized and regulated by the Financial Services Authority in the United Kingdom.  In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories.  Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis.  The Financial Services Authority authorization allows Duff & Phelps Securities, Ltd. to conduct certain regulated services in those countries without needing to apply for local authorization.  The Financial Services Authority is wholly responsible for the Company’s business conducted in the United Kingdom and all prudential regulation. The host state (i.e., the EEA country where the Company is doing business) is responsible for regulating the conduct of that business.  Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain local authorization, it must comply with local regulatory requirements.

Our business is therefore subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.  We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business.  Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.  In addition, as a result of highly publicized financial scandals, the environment in which we operate may be subject to further regulation.  New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business.

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

If we are unable to manage the growth of our business successfully, we may not be able to sustain profitability

Although the aggregate number of our client service professionals decreased in 2009, we have grown significantly in recent years.  Overall, the number of our client service professionals increased from 509 at December 31, 2005 to 878 at December 31, 2009.  If we increase the number of our client service professionals, we may not be able to successfully manage a significantly larger workforce.  Additionally, our growth during that period placed demands on our management and our internal systems, procedures and controls and will continue to do so in the future.  To successfully manage growth, we must add administrative staff and periodically update and strengthen our operating, financial, accounting and other systems, procedures and controls, which will increase our costs and could adversely affect our profitability if we do not generate increased revenues to offset the costs.

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

Risks Related to Our Organization and Structure

Our only material asset is our ownership of D&P Acquisitions, and we are accordingly dependent upon distributions from D&P Acquisitions to pay dividends, if any, taxes and other expenses

The Company is a holding company and has no material assets other than its ownership of New Class A Units.  The Company has no independent means of generating revenue.  We intend to cause D&P Acquisitions to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable, payments pursuant to the TRA and dividends, if any, declared by us.  To the extent that we need funds, and D&P Acquisitions is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The existing unitholders of D&P Acquisitions, whose interests may differ from those of our public stockholders, own a substantial stake in the Company

The existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, own approximately 32.2% of the New Class A Units at December 31, 2009.  Because they hold their ownership interest in our business through D&P Acquisitions, rather than through the public company, these existing unitholders may have conflicting interests with holders of our Class A common stock.  For example, the existing unitholders of D&P Acquisitions may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA.  In addition, the structuring of future transactions may take into consideration these existing unitholders' tax considerations even where no similar benefit would accrue to us.

In addition, the existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, control 32.2% of the combined voting power of our Class A and Class B common stock at December 31, 2009.  Accordingly, the existing unitholders of D&P Acquisitions, if voting in the same manner, could significantly influence the election of all of the members of our board of directors, and thereby have the ability to significantly influence control over our management and affairs.  In addition, they could significantly influence the outcome of all matters requiring shareholder approval and could significantly influence a change of control of our company or a change in the composition of our board of directors, which could preclude any unsolicited acquisition of our company.

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

We have entered into a tax receivable agreement with the existing unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions' tax basis in its goodwill and similar intangible assets on the date of the redemption, including any portion of that tax basis arising from its liabilities on the date of the redemption and (ii) the tax basis adjustments referred to above.  While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions' assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the redemption and future exchanges, and the amount and timing of our income, we expect that during the anticipated term of the tax receivable agreement, the payments that we may make to the existing unitholders of D&P Acquisitions could be substantial. Payments under the tax receivable agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement.  In addition, the tax receivable agreement will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

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

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Lovell Minnick and Vestar

Lovell Minnick and Vestar and their affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business.  Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and Lovell Minnick and Vestar, on the other hand.  As set forth in our amended and restated certificate of incorporation, neither Lovell Minnick nor Vestar, nor any director, officer, stockholder, member, manager or employee of Lovell Minnick or Vestar has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.  Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of Lovell Minnick or Vestar may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us.  These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Lovell Minnick or Vestar to themselves or their other affiliates instead of to us.  To date, no acquisition or attractive corporate opportunity of which we are aware was foregone because of our relationship with Lovell Minnick and Vestar.  The above provision shall automatically, without any need for any action by us, be terminated and void at such time as Lovell Minnick and Vestar (together with their affiliates), whose ownership interests shall be counted together as a group, own less than 20% of our outstanding Class A common stock on a fully exchanged basis.  As of December 31, 2009, Lovell Minnick and its affiliates owned approximately 9.0% of our Class A common stock and Vestar and its affiliates owned approximately 12.5% of our Class A common stock on a fully exchanged basis.

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

At December 31, 2009, the existing unitholders of D&P Acquisitions held 12,974 or 32.2% of New Class A Units, all of which will be potentially exchangeable with D&P Acquisitions for shares of our Class A common stock.  We filed a registration statement in order to permit the resale of these shares and the shares of Class A common stock purchased by Shinsei in the Shinsei Investment, subject to certain blackouts and other restrictions.  In addition, there were 2,340 restricted stock awards and 173 restricted stock units outstanding at December 31, 2009.  Subject to forfeiture provisions, these awards vest and could potentially be sold at various times through 2013.

We could change our existing dividend policy in the future

We paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of June 12, 2009, August 18, 2009 and November 24, 2009.  We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.  Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.  For example, in the event that deteriorating economic conditions or disruptions in the credit markets have a significant impact on our liquidity or ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future.  We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.  A reduction in our dividend payments could have a negative effect on our stock price.

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

The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act and the New York Stock Exchange rules promulgated in response to the Sarbanes-Oxley Act.  The requirements of these rules and regulations may increase our legal and financial compliance costs in the future, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management's attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently have leased offices located in 23 cities across the United States, Europe and Asia.  Our current principal executive office, which we occupied commencing in June 2007, is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023.  Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in many of our practice groups and in each reporting segment.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of the Company’s Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “DUF.”  At the close of business on January 31, 2010, there were 473 Class A common stockholders of record.  A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Class A common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock since September 28, 2007, the date that our Class A common stock began trading on the NYSE, and dividends paid per share of Class A common stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Year Ended December 31, 2009
Fourth Quarter	$19.16	$15.39	$0.05
Third Quarter	19.68	15.63	0.05
Second Quarter	19.96	14.23	0.05
First Quarter	19.86	12.35	-

Year Ended December 31, 2008
Fourth Quarter	$21.16	$8.01	-
Third Quarter	22.76	14.84	-
Second Quarter	19.41	15.00	-
First Quarter	19.98	10.62	-

Dividend Policy

We paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrently with the payment of per share dividends on our Class A common stock, the Company distributed an equal amount per unit to holders of New Class A Units.  Future cash dividends and distributions, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time.  Dividend determinations (including the size of our quarterly dividend) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

Exchange of New Class A Units to Class A Common Stock

In connection with the closing of the IPO, we entered into an exchange agreement, dated as of October 3, 2007 (as amended, the “Exchange Agreement”), by and among us, D&P Acquisitions, and certain unitholders of D&P Acquisitions, through which we may issue shares of Class A common stock upon the exchange of the New Class A Units. Pursuant to the Exchange Agreement, in connection with any such exchange, a corresponding number of shares of our Class B common stock will be cancelled.  Subject to the terms and notice requirements as set forth in an amendment to the Exchange Agreement, exchanges are scheduled to occur on March 5th, May 15th, August 15th and November 15th of each year.

In November 2009, 770 New Class A Units were exchanged for 770 shares of Class A common stock and 770 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares, as summarized in the following table:

Total
	Number of	Average
	Shares	Price Paid
Class A Common Stock	Purchased	Per Share
October 1 through October 31, 2009	-	$-
November 1 through November 30, 2009	-	-
December 1 through December 31, 2009	5	18.29
Total	5	$18.29

The total number of shares purchased represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans at December 31, 2009.  All equity compensation plans have been approved by the stockholders.

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation
	Options, Warrants	Outstanding Options,	Plans (Excluding Securities
Plan Category	and Rights(1)	Warrants and Rights(2)	Reflected in Column (a))

2007 Omnibus Stock Plan	4,328	$16.00	1,599

(1)	Includes common stock issuable upon the vesting of 2,513 shares of restricted stock and the exercise of 1,815 outstanding options granted under our 2007 Omnibus Stock Plan.
(2)	The weighted average exercise price shown relates solely to the options granted. The restricted stock awards and units have no exercise price due to their nature.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of seven companies that includes:  CRA International, Inc.;  Evercore Partners, Inc.;  FTI Consulting, Inc.;  Greenhill & Company, Inc.;  Huron Consulting Group, Inc.;  LECG Corporation;  and Navigant Consulting, Inc.  An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the peer group, and the index on September 28, 2007 and its relative performance is tracked through December 31, 2009.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08
Duff & Phelps Corporation	$100.00	$115.53	$108.39	$107.25	$100.76	$83.38	$98.04	$98.47	$88.83	$90.25
Russell 2000 Index	100.00	102.87	95.48	95.42	88.92	85.62	85.98	89.58	93.69	86.48
Peer Group	100.00	108.60	108.50	111.82	100.56	103.44	107.99	102.97	101.20	101.13

	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09
Duff & Phelps Corporation	$93.68	$112.21	$114.60	$103.54	$62.67	$104.20	$77.87	$75.42	$85.83	$102.78
Russell 2000 Index	89.68	92.92	85.52	67.73	59.72	63.18	56.15	49.33	53.73	62.04
Peer Group	107.44	113.64	114.10	96.53	96.24	90.16	80.65	74.23	86.94	95.84

	5/09	6/09	7/09	8/09	9/09	10/09	11/09	12/09
Duff & Phelps Corporation	$80.98	$97.20	$99.11	$93.41	$105.03	$94.23	$93.29	$100.39
Russell 2000 Index	63.91	64.85	71.10	73.13	77.35	72.10	74.36	80.35
Peer Group	89.52	90.52	92.99	81.47	88.37	86.89	87.48	88.80

Item 6.  Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented.  For more information on our historical financial information and Adjusted EBITDA, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplemental Data.

Consolidated Statements of Operations
(In thousands, except per share data)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	October 3,	December 31,	December 31,
	2009	2008(1)	2007(2)	2007	2006(3)	2005(4)
Revenues	$370,903	$381,476	$87,883	$253,275	$246,742	$73,926
Reimbursable expenses	11,083	10,546	2,824	9,946	12,526	4,313
Total revenues	381,986	392,022	90,707	263,221	259,268	78,239

Direct client service costs
Compensation and benefits(5)	210,302	216,137	71,141	158,748	146,926	44,387
Other direct client service costs	7,232	8,224	1,440	2,307	1,034	145
Acquisition retention expenses	-	793	217	2,035	6,003	11,695
Reimbursable expenses	11,158	10,623	2,586	10,079	12,685	4,541
	228,692	235,777	75,384	173,169	166,648	60,768
Operating expenses
Selling, general and adminitrative(6)	99,162	108,312	25,308	70,946	68,606	22,246
Depreciation and amortization	10,244	9,816	2,384	6,754	7,702	3,186
Merger and acquisition costs	-	-	-	-	-	2,138
	109,406	118,128	27,692	77,700	76,308	27,570
Operating income/(loss)	43,888	38,117	(12,369)	12,352	16,312	(10,099)
Other expense/(income)
Interest income	(53)	(668)	(763)	(1,306)	(556)	(137)
Interest expense	1,131	3,475	1,426	5,494	5,911	1,661
Loss on early extinguishment of debt	1,737	-	-	-	-	-
Other expense/(income)	141	398	369	215	(243)	542
	2,956	3,205	1,032	4,403	5,112	2,066
Income/(loss) before income taxes	40,932	34,912	(13,401)	7,949	11,200	(12,165)
Provision for income taxes	12,264	10,619	1,176	1,051	701	330
Net income/(loss)	28,668	24,293	(14,577)	6,898	10,499	(12,495)
Less: Net income/(loss) attributable to noncontrolling interest	17,100	19,068	(8,225)	-	-	-
Net income/(loss) attributable to Duff & Phelps Corporation	$11,568	$5,225	$(6,352)	$6,898	$10,499	$(12,495)

Net income/(loss) per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.57	$0.37	$(0.49)
Diluted	$0.54	$0.36	$(0.49)

Adjusted EBITDA(7)	$66,569	$73,632	$16,374	$52,569	$44,051	$10,836
Adjusted EBITDA(7), as a percentage of revenues	17.9%	19.3%	18.6%	20.8%	17.9%	14.7%

(1)
 Includes the results of Dubinsky & Company, P.C. (“Dubinsky”) from April 11, 2008; World Tax Service US, LLC (“WTS”) from July 15, 2008; Kane Reece Associates, Inc. (“Kane Reece”) from July 31, 2008; and Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group) (“Lumin”) from August 8, 2008.

(2)	Includes the results of Rash & Associates, L.P. (“Rash”) from October 31, 2007.

(3)	Includes the results of Chanin from October 31, 2006.

(4)	Includes the results of CVC from September 30, 2005.

(5)
Includes $16,432 and $20,537 of equity-based compensation for the year ended December 31, 2009 and 2008, respectively; $23,806 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $23,187 for the period from January 1 to October 3, 2007; and $10,244 and $2,113 for the years ended December 31, 2006 and 2005, respectively.

(6)
Includes $7,223 and $10,803 of equity-based compensation for the years ended December 31, 2009 and 2008, respectively; $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $8,241 for the period from January 1 to October 3, 2007; and $3,790 and $1,803 for the years ended December 31, 2006 and 2005, respectively.

(7)	Adjusted EBITDA is a non-GAAP financial measure. See following reconciliation:

Adjusted EBITDA Reconciliation

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	October 3,	December 31,	December 31,
	2009	2008	2007	2007	2006	2005
Revenues (excluding reimbursables)	$370,903	$381,476	$87,883	$253,275	$246,742	$73,926

Net income/(loss) attributable to Duff & Phelps Corporation	$11,568	$5,225	$(6,352)	$6,898	$10,499	$(12,495)
Net income/(loss) attributable to noncontrolling interest	17,100	19,068	(8,225)	-	-	-
Provision for income taxes	12,264	10,619	1,176	1,051	701	330
Other expense, net	2,956	3,205	1,032	4,403	5,112	2,066
Depreciation and amortization	10,244	9,816	2,384	6,754	7,702	3,186
Acquisition retention expenses	-	793	217	2,035	6,003	11,695
Equity-based compensation associated with Legacy Units and IPO Options	12,437	24,906	26,142	31,428	14,034	3,916
Merger and acquisition costs	-	-	-	-	-	2,138
Adjusted EBITDA	$66,569	$73,632	$16,374	$52,569	$44,051	$10,836

Adjusted EBITDA, as a percentage of revenues	17.9%	19.3%	18.6%	20.8%	17.9%	14.7%

Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”), (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions and (d) net income or loss attributable to the noncontrolling interest.

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

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units and IPO Options included in compensation and benefits, (g) equity-based compensation associated with Legacy Units and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) net income or loss attributable to the noncontrolling interest.

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

Consolidated Balance Sheet Data
	As of December 31,
	2009	2008	2007	2006	2005
Cash and cash equivalents	$107,311	$81,381	$90,243	$59,132	$12,134
Total assets	507,033	416,197	404,513	268,031	181,292
Current and long-term debt	-	42,972	43,181	77,997	48,750
Total liabilities	193,276	178,438	223,030	174,013	97,176
Total stockholders' equity of Duff & Phelps Corporation	214,886	100,129	69,504	-	-
Noncontrolling interest	98,871	137,630	111,979	-	-
Total stockholders' equity	313,757	237,759	181,483	-	-
Total redeemable units	-	-	-	91,973	92,053
Total unitholders' equity/(deficit)	-	-	-	2,045	(7,937)

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

Revenues

We generate revenues from Financial Advisory, Corporate Finance Consulting and Investment Banking services.  We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis.  We recognize revenues when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable, and collectability is reasonably assured.  Our accounting of revenues is further detailed in our Critical Accounting Policies following this section.

Revenue trends in our Financial Advisory and Investment Banking segments, and to a lesser extent the Corporate Finance Consulting segment, generally are correlated to the volume of M&A activity and restructurings.  However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity.  In addition, because many businesses do not routinely engage in M&A and restructuring activity, our fee paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods.  Further, we have lines of business that are not correlated to the volume of M&A activity and restructurings, but rather to bankruptcy filings, litigation or regulatory trends.

We operate in a highly competitive environment where there are limited long-term contracted sources of revenue.  Typically, each revenue-generating engagement is separately awarded and negotiated.  While we believe that we have achieved long and stable client relationships by providing outstanding service, attracting leaders in each industry and integrating ourselves with our clients' existing audit and other service providers, our list of clients, including our list of clients with whom there is a currently active revenue-generating engagement, changes continually.  We gain new clients through our business development initiatives, through recruiting additional senior client service professionals who bring with them client relationships and through referrals from executives, directors, attorneys, accountants, private equity and hedge fund professionals and other parties with whom we have relationships.  We may also lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other firms and other causes.  The financial advisory, corporate finance and investment banking industries are highly competitive and we may not be able to compete effectively.

Reimbursable Expenses

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and third-party costs are included as a component of total revenues.  Expense reimbursements that are billable to clients are included in total revenues, and typically an equivalent amount of reimbursable expenses are included in total direct client service costs.  Reimbursable expenses related to time-and-materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured.  We typically manage and analyze our business on the basis of revenue before reimbursable expenses.  We believe this is the most accurate reflection of our services because it eliminates the effect of these reimbursable expenses that we bill to our clients.

Direct Client Service Costs

Compensation and Benefits

Our most significant expenses are costs classified as direct client service costs.  These direct client service costs include salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for client service professionals.  We accrue performance bonuses based on actual performance and client service gross margin targets in each period for our Financial Advisory, Corporate Finance Consulting and Investment Banking segments.

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

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC 718, Compensation–Stock Compensation, effective January 1, 2005.  Prior to that time, we accounted for equity-based compensation under FASB Accounting Principal Board (“APB”) Opinion No. 25.  Equity-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate.  It is recognized over the requisite service period using the accelerated method of amortization as described in FASB ASC 718 for grants with graded vesting or using the straight-line method for grants with cliff vesting.  The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards.  If factors change and we employ different assumptions in the application of FASB ASC 718 in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.  Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Direct client service costs and selling, general and administrative expenses include equity-based compensation with respect to (a) grants of legacy units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards issued in connection with our ongoing long-term compensation program, consisting of restricted shares of Class A common stock and restricted stock units (“Ongoing RSAs”).

Information with respect to the equity compensation expense by equity award is set forth in the table below:

Summary of Equity Based Compensation Expense

	Successor			Successor			Aggregated(1)
	Year Ended			Year Ended			Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Client			Client			Client
	Service	SG&A	Total	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$6,536	$2,624	$9,160	$13,056	$5,519	$18,575	$45,762	$10,052	$55,814
IPO Options	2,200	1,077	3,277	4,386	1,945	6,331	1,209	547	1,756
Ongoing RSAs	7,696	3,522	11,218	3,095	3,339	6,434	22	498	520
Total	$16,432	$7,223	$23,655	$20,537	$10,803	$31,340	$46,993	$11,097	$58,090

(1)Aggregated results are calculated as follows:

	Aggregated			Successor			Predecessor
	(a) + (b)			(a)			(b)
				Period from			Period from
	Year Ended			October 4 to			January 1 to
	December 31, 2007			December 31, 2007			October 3, 2007
	Client			Client			Client
	Service	SG&A	Total	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$45,762	$10,052	$55,814	$22,575	$1,811	$24,386	$23,187	$8,241	$31,428
IPO Options	1,209	547	1,756	1,209	547	1,756	-	-	-
Ongoing RSAs	22	498	520	22	498	520	-	-	-
Total	$46,993	$11,097	$58,090	$23,806	$2,856	$26,662	$23,187	$8,241	$31,428

Legacy Units

We have accounted for equity-based compensation for the Legacy Units granted prior to the IPO in accordance with the fair value provisions of FASB ASC 718.  Principles of option pricing theory were used to calculate the fair value of the subject grants.  Under this methodology, periodic business enterprise valuations of D&P Acquisitions were performed.  The business enterprise valuations were determined by various methodologies including the discounted future earnings method, the merger and acquisition method, and the guideline public company method, on a weighted and blended basis.  The various classes of Legacy Units were then modeled as call options with distinct claims on the assets of D&P Acquisitions.  The characteristics of the legacy unit classes, as determined in the D&P Acquisitions' limited liability company agreement and unit grant agreements, determine the uniqueness of each unit's claim on D&P Acquisitions' assets relative to each other and the other components of D&P Acquisitions' capital structure.  Periodic valuations were performed during 2006 and at March 31, 2007, June 30, 2007 and the date of the IPO, in order to properly recognize equity-based compensation.  Following the completion date of the IPO on October 3, 2007, the New Class A Units of which the Legacy Units were converted into are no longer subject to repurchase provisions, and as such, liability accounting for such Legacy Units is no longer applied.

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

Ongoing RSAs are typically granted as a form of incentive compensation, generally contingent on continued employment and converted to unrestricted Class A common stock when restrictions on transfer lapse.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our board of directors.  Corresponding expense is recognized based on the fair market value on the date of grant.

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Distributions for taxes	$20,097	$9,753	$575	$28,374
Other distributions	1,879	-	-	-
Payments pursuant to the Tax Receivable Agreement	3,090	791	-	-
	$25,066	$10,544	$575	$28,374

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the year ended December 31, 2009, the Company distributed $1,879 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distributions were made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrent with the payment of the dividends, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, an amount equal to $0.05 per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

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

At December 31, 2009, the Company recorded a liability of $105,401, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on our Consolidated Balance Sheets).  This amount includes additional obligations generated from the redemption of 7,050 New Class A Units of D&P Acquisitions in conjunction with the May 2009 and November 2009 Follow-On Offerings.  These transactions resulted in an increase in the TRA liability and an associated increase in net deferred tax assets.

During the year ended December 31, 2010, the Company expects to pay $4,303 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

During the year ended December 31, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through the date of the adjustment, June 30, 2009, and as of December 31, 2009.

Acquisitions

The following table summarizes the Company’s acquisitions over the last three years:

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

The purchase price totaled $26,249 and consisted of cash, the issuance of units of D&P Acquisitions, earn-out payments and professional fees.  This amount includes a final earn-out payment of $5,063 for the annual period ended on October 31, 2009.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,

•	accounts receivable and unbilled services valuation,

•	incentive compensation and other accrued benefits,

•	useful lives of intangible assets,

•	the carrying value of goodwill and intangible assets,

•	amounts due to noncontrolling unitholders,

•	reserves for estimated tax liabilities,

•	contingent liabilities, and

•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees and segment operating income.

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

Revenue Recognition

We recognize revenues in accordance with FASB ASC 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured.

We generate revenues from services provided by our Financial Advisory, Corporate Finance Consulting and Investment Banking segments. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent fee basis.

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

We have engagements for which the revenues are contingent on successful completion of the project.  Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured.  Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered.  Revenues from restructuring advisory engagements that are performed with respect to cases in bankruptcy court are typically recognized in the month in which the services are performed unless there are objections and/or holdbacks mandated by court instructions.  Costs related to these engagements are expensed as incurred.

We also have contracts with clients to deliver multiple services that are covered under specific engagement letters.  These contracts specifically identify the services to be provided with the corresponding deliverable.  All engagement letters are reviewed by management and signed by both the client and the Company prior to revenue being recorded.  During the review process, management ascertains which services are being provided for within the contract and sets up the appropriate coding and accrual rates within the financial system for each element.  For engagements that have multiple elements, a separate task will be set up for each element to enable more accurate tracking and variance analysis.

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

Historically, our actual losses and credits have been consistent with these allowances.  As a percentage of gross accounts receivable, our accounts receivable allowances totaled 3.0% at December 31, 2009 and December 31, 2008.  As of December 31, 2009, a one-percentage point deviation in uncollectible accounts receivable would have resulted in an increase or decrease in the allowance and bad debt expense or revenue adjustment of $568.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of FASB ASC 350, Intangibles–Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.  An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows.  Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2009 and determined that no impairment of goodwill existed as of that date.  We have considered the overall economic environment and other factors related to potential impairment subsequent to October 1, 2009 through the date hereof and concluded that no indications of impairment have arisen.

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

Acquisition Accounting

For business combinations for which the acquisition date is on or before January 1, 2009, we utilized the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  For business combinations for which the acquisition date is on or after January 1, 2009, we utilize the purchase method of accounting in accordance with FASB ASC 805, Business Combinations.  These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations and other studies.  FASB ASC 805 introduced significant changes in the accounting for and reporting of business acquisitions, including changes in the accounting for contingent consideration.

Accounting for Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC 718, Compensation–Stock Compensation.  Equity-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate.  It is recognized over the requisite service period using the accelerated method of amortization as described in FASB ASC 718 for grants with graded vesting or using the straight-line method for grants with cliff vesting.  The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards.  If factors change and we employ different assumptions in the application of FASB ASC 718 in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 3% and 21% as of December 31, 2009 based on historical experience and future expectations.  A one-percentage point deviation in the estimated forfeiture rates would have resulted in a $1,090 increase or decrease in compensation expense related to equity-based compensation expense for the year ended December 31, 2009.

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

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions as described above, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of D&P Acquisitions’ New Class A Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has acquired have been adjusted based upon the amount that the Company has paid for that portion of its D&P Acquisitions’ New Class A Units.  The Company has entered into an agreement with the selling unitholders of D&P Acquisitions that will provide for the additional payment by the Company to the selling unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above.  As result of these transactions, the Company's tax basis in its share of D&P Acquisitions' assets will be higher than the book basis of these same assets.

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.  FASB ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Results of Operations

Year Ended December 31, 2009 versus Year Ended December 31, 2008

The results of operations are summarized as follows:

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change
Revenues	$370,903	$381,476	$(10,573)	(2.8)%
Reimbursable expenses	11,083	10,546	537	5.1%
Total revenues	381,986	392,022	(10,036)	(2.6)%

Direct client service costs
Compensation and benefits(1)	210,302	216,137	(5,835)	(2.7)%
Other direct client service costs	7,232	8,224	(992)	(12.1)%
Acquisition retention expenses	-	793	(793)	(100.0)%
Reimbursable expenses	11,158	10,623	535	5.0%
	228,692	235,777	(7,085)	(3.0)%

Operating expenses
Selling, general and administrative(2)	99,162	108,312	(9,150)	(8.4)%
Depreciation and amortization	10,244	9,816	428	4.4%
	109,406	118,128	(8,722)	(7.4)%

Operating income	43,888	38,117	5,771	15.1%

Other expense/(income)
Interest income	(53)	(668)	615	(92.1)%
Interest expense	1,131	3,475	(2,344)	(67.5)%
Loss on early extinguishment of debt	1,737	-	1,737	N/A
Other expense	141	398	(257)	(64.6)%
	2,956	3,205	(249)	(7.8)%

Income before income taxes	40,932	34,912	6,020	17.2%

Provision for income taxes	12,264	10,619	1,645	15.5%

Net income	28,668	24,293	4,375	18.0%

Less: Net income attributable to noncontrolling interest	17,100	19,068	(1,968)	(10.3)%

Net income attributable to Duff & Phelps Corporation	$11,568	$5,225	$6,343	121.4%

Other financial and operating data

Adjusted EBITDA(3)	$66,569	$73,632	$(7,063)	(9.6)%

Adjusted EBITDA(3) as a percentage of revenues	17.9%	19.3%	-1.4%	(7.0)%

End of period managing directors	163	168	(5)	(3.0)%

End of period client service professionals	878	975	(97)	(9.9)%

(1)	Compensation and benefits include $16,432 and $20,537 of equity-based compensation expense for the year ended December 31, 2009 and 2008, respectively.

(2)	Selling, general and administrative expenses include $7,223 and $10,803 of equity-based compensation expense for the year ended December 31, 2009 and 2008, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

Reconciliation of Adjusted EBITDA

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Revenues (excluding client reimbursables)	$370,903	$381,476
Net income attributable to Duff & Phelps Corporation	$11,568	$5,225
Net income attributable to noncontrolling interest	17,100	19,068
Provision for income taxes	12,264	10,619
Other expense/(income), net	2,956	3,205
Depreciation and amortization	10,244	9,816
Acquisition retention expenses	-	793
Equity-based compensation associated with Legacy Units and IPO Options	12,437	24,906
Adjusted EBITDA	$66,569	$73,632
Adjusted EBITDA as a percentage of revenues	17.9%	19.3%

Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”), (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions and (d) net income or loss attributable to the noncontrolling interest.

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

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units and IPO Options included in compensation and benefits, (g) equity-based compensation associated with Legacy Units and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) net income or loss attributable to the noncontrolling interest.

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

Overview

During 2009, the economic environment presented us with opportunities and challenges.  Our service offerings that generally correlate to the volume of M&A transactions experienced reduced demand, while growth in other services partially offset this decline with opportunities arising from counter-cyclical and non-cyclical services.  We believe our counter-cyclical services generally include restructuring, dispute and legal, and goodwill impairment testing.  We believe our non-cyclical services generally include portfolio valuation, financial engineering and tax.  We believe that revenue and earnings for the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues.

Revenues

Revenues excluding reimbursable expenses decreased $10,573 or 2.8% to $370,903, compared to $381,476 for the year ended December 31, 2008.  The decrease in revenues primarily resulted from a 7.7% decrease in revenues from our Financial Advisory segment.  These decreases were partially offset by an 11.4% increase in revenues from our Corporate Finance Consulting segment and a 3.5% increase in revenues from our Investment Banking segment, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory(1)	$138,510	$178,799	$(40,289)	-22.5%
Tax Services(2)	47,902	44,965	2,937	6.5%
Dispute & Legal Management Consulting(3)	47,220	29,405	17,815	60.6%
	233,632	253,169	(19,537)	-7.7%

Corporate Finance Consulting
Portfolio Valuation	22,153	15,224	6,929	45.5%
Financial Engineering	19,171	14,495	4,676	32.3%
Strategic Value Advisory	13,450	12,009	1,441	12.0%
Due Diligence	8,182	14,766	(6,584)	-44.6%
	62,956	56,494	6,462	11.4%

Investment Banking
Global Restructuring Advisory	37,394	17,653	19,741	111.8%
Transaction Opinions	21,076	36,185	(15,109)	-41.8%
M&A Advisory	15,845	17,975	(2,130)	-11.8%
	74,315	71,813	2,502	3.5%

Total Revenues (excluding reimbursables)	$370,903	$381,476	$(10,573)	-2.8%

(1)	Valuation advisory includes the results of the Kane Reece acquisition effective July 31, 2008.
(2)	Tax services include the results of Rash effective October 31, 2007 and WTS effective July 15, 2008.
(3)	Dispute & legal management consulting includes the acquisitions of Dubinsky effective April 11, 2008 and Lumin effective August 8, 2008.

Services within each of our segments were impacted by the general economic environment which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with our valuation advisory, transaction opinions, due diligence and to a lesser extent our M&A Advisory business units.  These decreases were partially offset primarily by increases in revenues from counter-cyclical and non-cyclical services provided by global restructuring advisory, dispute and legal management consulting, portfolio valuation and financial engineering.

Our client service headcount decreased to 878 client service professionals at December 31, 2009, compared to 975 client service professionals at December 31, 2008.  This decrease resulted from targeted reductions and attrition across all segments, partially offset by limited hiring of professionals in areas which we have targeted for investment, such as strengthening our global investment banking segment by hiring a new M&A leader and additional investment banking managing directors.

Direct Client Service Costs

Direct client service costs decreased $7,085 or 3.0% to $228,692 for the year ended December 31, 2009, compared to $235,777 for the year ended December 31, 2008.  Direct client service costs include compensation and benefits and other direct client service costs.  Other direct client service costs include fees payable to contractors and other expenses related to engagements.  The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses.

Direct Client Service Costs

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Revenues (excluding reimbursables)	$370,903	$381,476

Total direct client service costs	$228,692	$235,777
Less: equity-based compensation associated with Legacy Units and IPO Options	(8,736)	(17,442)
Less: acquisition retention expenses	-	(793)
Less: reimbursable expenses	(11,158)	(10,623)
Direct client service costs, as adjusted	$208,798	$206,919

Direct client service costs, as adjusted, as a percentage of revenues	56.3%	54.2%

Direct client service costs, as adjusted, increased between periods primarily as a result of an increase in expense from incremental grants of Ongoing RSAs and higher salary costs.  These increases were partially offset by lower accrued and other compensation primarily as a result of the decline in revenues between periods and a reduction of recruiting activity in the current year.  Salary costs were higher as a result of an increase in average client service managing directors between periods and annual salary increases to existing client service employees.

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

Operating Expenses

Operating expenses decreased $8,722 or 7.4% to $109,406 for the year ended December 31, 2009, compared to $118,128 for the year ended December 31, 2008.  The following table adjusts operating expenses for depreciation and amortization and equity-based compensation associated with Legacy Units and IPO Options.  Operating expenses, as adjusted, as a percentage of revenues decreased between periods as the result of a concerted effort to reduce expenses due to the decline in revenues between periods.

Operating Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Revenues (excluding reimbursables)	$370,903	$381,476

Total operating expenses	$109,406	$118,128
Less: equity-based compensation associated with Legacy Units and IPO Options	(3,701)	(7,464)
Less: depreciation and amortization	(10,244)	(9,816)
Operating expenses, as adjusted	$95,461	$100,848

Operating expenses, as adjusted, as a percentage of revenues	25.7%	26.4%

The decrease in operating expenses, as adjusted, resulted from lower professional and practice development expenses, lower recruiting costs from a decline in hiring activity and lower accrued compensation primarily as a result of the decline in revenues between periods, partially offset by higher professional fees, administrative salaries and other general expenses.

Equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options, partially offset by changes in estimates of forfeiture rates and an increase in expense from incremental grants of Ongoing RSAs.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation (“GE Capital”).  The termination of our former credit facility resulted in a $1,737 early extinguishment charge of which $1,674 was non-cash in the year ended December 31, 2009.

Provision for Income Taxes

The provision for income taxes was $12,264 or 30.0% of income before income taxes for the year ended December 31, 2009, compared to $10,619 or 30.4% of income before income taxes for the year ended December 31, 2008.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 32.2% and 58.7% at December 31, 2009 and 2008, respectively.

Segment Results – Year ended December 31, 2009 versus year ended December 31, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$233,632	$253,169	$(19,537)	-7.7%
Segment operating income	$37,557	$42,816	$(5,259)	-12.3%
Segment operating income margin	16.1%	16.9%	-0.8%	-4.9%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$62,956	$56,494	$6,462	11.4%
Segment operating income	$13,854	$13,220	$634	4.8%
Segment operating income margin	22.0%	23.4%	-1.4%	-6.0%

Investment Banking
Revenues (excluding reimbursables)	$74,315	$71,813	$2,502	3.5%
Segment operating income	$15,233	$17,673	$(2,440)	-13.8%
Segment operating income margin	20.5%	24.6%	-4.1%	-16.7%

Total
Revenues (excluding reimbursables)	$370,903	$381,476

Segment operating income	$66,644	$73,709
Net client reimbursable expenses	(75)	(77)
Equity-based compensation from
Legacy Units and IPO Options	(12,437)	(24,906)
Depreciation and amortization	(10,244)	(9,816)
Acquisition retention expenses	-	(793)
Operating income	$43,888	$38,117

Average Client Service Professionals
Financial Advisory	657	688	(31)	-4.5%
Corporate Finance Consulting	132	127	5	3.9%
Investment Banking	133	119	14	11.8%
Total	922	934	(12)	-1.3%

End of Period Client Service Professionals
Financial Advisory	618	710	(92)	-13.0%
Corporate Finance Consulting	129	131	(2)	-1.5%
Investment Banking	131	134	(3)	-2.2%
Total	878	975	(97)	-9.9%

Revenue per Client Service Professional
Financial Advisory	$356	$368	$(12)	-3.3%
Corporate Finance Consulting	$477	$445	$32	7.2%
Investment Banking	$559	$603	$(44)	-7.3%
Total	$402	$408	$(6)	-1.5%

Results of Operations by Segment – Continued

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	65.7%	64.2%	1.5%	2.3%
Corporate Finance Consulting	64.0%	57.8%	6.2%	10.7%

Rate-Per-Hour(2)
Financial Advisory	$321	$333	$(12)	-3.6%
Corporate Finance Consulting	$401	$397	$4	1.0%

Revenues (excluding reimbursables)
Financial Advisory	$233,632	$253,169	$(19,537)	-7.7%
Corporate Finance Consulting	62,956	56,494	6,462	11.4%
Investment Banking	74,315	71,813	2,502	3.5%
Total	$370,903	$381,476	$(10,573)	-2.8%

Average Number of Managing Directors
Financial Advisory	97	96	1	1.0%
Corporate Finance Consulting	30	25	5	20.0%
Investment Banking	39	32	7	21.9%
Total	166	153	13	8.5%

End of Period Managing Directors
Financial Advisory	93	105	(12)	-11.4%
Corporate Finance Consulting	30	28	2	7.1%
Investment Banking	40	35	5	14.3%
Total	163	168	(5)	-3.0%

Revenue per Managing Director
Financial Advisory	$2,409	$2,637	$(228)	-8.6%
Corporate Finance Consulting	$2,099	$2,260	$(161)	-7.1%
Investment Banking	$1,906	$2,244	$(338)	-15.1%
Total	$2,234	$2,493	$(259)	-10.4%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash & Associates, L.P. (“Rash”), a wholly-owned subsidiary, due to the nature of the work performed.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $9,311 and $9,338 of revenues associated with Rash in the year ended December 31, 2009 and 2008, respectively.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the year ended December 31, 2009 and 2008, the Financial Advisory segment (primarily valuation advisory services) recognized revenues of $11,533 and $16,553 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily portfolio valuation services), respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $19,537 or 7.7% to $233,632 for the year ended December 31, 2009, compared to $253,169 for the year ended December 31, 2008.  The decline in revenues resulted from a decrease in services provided by our valuation advisory business, partially offset by continued growth in revenues from our dispute and legal management consulting and tax services businesses, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory(1)	$138,510	$178,799	$(40,289)	-22.5%
Tax Services(2)	47,902	44,965	2,937	6.5%
Dispute & Legal Management Consulting(3)	47,220	29,405	17,815	60.6%
	$233,632	$253,169	$(19,537)	-7.7%

(1)	Valuation advisory includes the results of the Kane Reece acquisition effective July 31, 2008.
(2)	Tax services include the results of Rash effective October 31, 2007 and WTS effective July 15, 2008.
(3)	Dispute and legal management consulting includes the acquisitions of Dubinsky effective April 11, 2008 and Lumin effective August 8, 2008.

The decrease in revenues from our valuation advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions, including real estate valuations and purchase price allocations.  These decreases were partially offset by increases in revenues from goodwill impairment testing.  The increase in revenues from our dispute and legal management consulting business primarily resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection and incremental revenues from our acquisitions of Lumin and Dubinsky.  We expect the engagement for the court appointed examiner to wind down during the first quarter of 2010 with any remaining court mandated holdback revenue to be recognized thereafter, as and if approved by the bankruptcy court.  The increase in revenues from tax services primarily resulted from continued growth in property tax services.

Segment Operating Income

Financial Advisory segment operating income decreased $5,259 or 12.3% to $37,557 for the year ended December 31, 2009, compared to $42,816 for the year ended December 31, 2008.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.1% for the year ended December 31, 2009, compared to 16.9% for the year ended December 31, 2008.  The decrease in segment operating margin primarily resulted from the decrease in revenues and a corresponding increase in direct client service costs as a percentage of revenues.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $6,462 or 11.4% to $62,956 for the year ended December 31, 2009, compared to $56,494 for the year ended December 31, 2008.  Growth was primarily driven by demand for services related to portfolio valuation, financial engineering and strategic value advisory, partially offset by a decrease in revenues from due diligence, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$22,153	$15,224	$6,929	45.5%
Financial Engineering	19,171	14,495	4,676	32.3%
Strategic Value Advisory	13,450	12,009	1,441	12.0%
Due Diligence	8,182	14,766	(6,584)	-44.6%
	$62,956	$56,494	$6,462	11.4%

Portfolio valuation, financial engineering and strategic value advisory benefited from increased demand from existing clients as well as the addition of new clients.  Financial engineering also benefited from engagements sourced from portfolio valuation as well as the Financial Advisory segment, including the engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  The decrease in revenues from due diligence resulted from a lower volume of M&A transactions.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment increased $634 or 4.8% to $13,854 for the year ended December 31, 2009, compared to $13,220 for the year ended December 31, 2008.  Segment operating income margin was 22.0% for the year ended December 31, 2009, compared to 23.4% for the year ended December 31, 2008.  Improvements in segment operating income primarily resulted from the increase in revenues.  The decrease in segment operating margin primarily resulted from an increase in direct client service costs as a percentage of revenues.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $2,502 or 3.5% to $74,315 for the year ended December 31, 2009, compared to $71,813 for the year ended December 31, 2008, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
Global Restructuring Advisory	$37,394	$17,653	$19,741	111.8%
Transaction Opinions	21,076	36,185	(15,109)	-41.8%
M&A Advisory	15,845	17,975	(2,130)	-11.8%
	$74,315	$71,813	$2,502	3.5%

Global restructuring advisory benefited from an increase in demand for our domestic and international restructuring services.  Revenues from transaction opinions and to a lesser extent M&A Advisory decreased as a result of the current economic landscape and a lower volume of M&A transactions.  In particular, our transaction opinions business experienced a lower volume and value of engagements in the current year.

Segment Operating Income

Operating income from the Investment Banking segment decreased $2,440 or 13.8% to $15,233 for the year ended December 31, 2009, compared to $17,673 for the year ended December 31, 2008.  Operating income margin was 20.5% for the year ended December 31, 2009, compared to 24.6% for the year ended December 31, 2008.    The decrease in segment operating income and margin primarily resulted from higher compensation expense which resulted in part from the hiring of additional managing directors to enhance our position in the marketplace.

Year Ended December 31, 2008 versus Year Ended December 31, 2007

The results of operations are summarized as follows:

Results of Operations

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Unit	Percent
	2008	2007	2007	2007	Change	Change
Revenues	$381,476	$341,158	$87,883	$253,275	$40,318	11.8%
Reimbursable expenses	10,546	12,770	2,824	9,946	(2,224)	-17.4%
Total revenues	392,022	353,928	90,707	263,221	38,094	10.8%

Direct client service costs
Compensation and benefits(2)	216,137	229,889	71,141	158,748	(13,752)	-6.0%
Other direct client service costs	8,224	3,747	1,440	2,307	4,477	119.5%
Acquisition retention expenses	793	2,252	217	2,035	(1,459)	-64.8%
Reimbursable expenses	10,623	12,665	2,586	10,079	(2,042)	-16.1%
	235,777	248,553	75,384	173,169	(12,776)	-5.1%

Operating expenses
Selling, general and administrative(3)	108,312	96,254	25,308	70,946	12,058	12.5%
Depreciation and amortization	9,816	9,138	2,384	6,754	678	7.4%
	118,128	105,392	27,692	77,700	12,736	12.1%

Operating income/(loss)	38,117	(17)	(12,369)	12,352	38,134	-224317.6%

Other expense/(income)
Interest income	(668)	(2,069)	(763)	(1,306)	1,401	-67.7%
Interest expense	3,475	6,920	1,426	5,494	(3,445)	-49.8%
Other expense/(income)	398	584	369	215	(186)	-31.8%
	3,205	5,435	1,032	4,403	(2,230)	-41.0%

Income/(loss) before income taxes	34,912	(5,452)	(13,401)	7,949	40,364	-740.4%

Provision for income taxes	10,619	2,227	1,176	1,051	8,392	376.8%

Net income/(loss)	24,293	(7,679)	(14,577)	6,898	31,972	-416.4%

Less: Net income/(loss) attributable to noncontrolling interest	19,068	(8,225)	(8,225)	-	27,293	-331.8%

Net income/(loss) attributable to Duff & Phelps Corporation	$5,225	$546	$(6,352)	$6,898	$4,679	857.0%

Other financial and operations data:

Adjusted EBITDA(4)	$73,632	$68,943	$16,374	$52,569	$4,689	6.8%

Adjusted EBITDA(4)
as a percentage of revenues	19.3%	20.2%	18.6%	20.8%	-0.9%	-4.5%

End of period managing directors	168	130	130	127	38	29.2%

End of period client service professionals	975	844	844	773	131	15.5%

(1)
Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)
Includes $20,537 of equity-based compensation for the year ended December 31, 2008; $23,806 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; and $23,187 for the period from January 1 to October 3, 2007.

(3)
Includes $10,803 of equity-based compensation for the year ended December 31, 2008; $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; and $8,241 for the period from January 1 to October 3, 2007.

(4)	Adjusted EBITDA is calculated as follows:

Adjusted EBITDA Reconciliation

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007

Net income/(loss) attributable to Duff & Phelps Corporation	$5,225	$546	$(6,352)	$6,898
Net income/(loss) attributable to noncontrolling interest	19,068	(8,225)	(8,225)	-
Provision for income taxes	10,619	2,227	1,176	1,051
Other expense/(income), net	3,205	5,435	1,032	4,403
Depreciation and amortization	9,816	9,138	2,384	6,754
Acquisition retention expenses	793	2,252	217	2,035
Equity based compensation associated with legacy units and IPO Options	24,906	57,570	26,142	31,428
Adjusted EBITDA(2)	$73,632	$68,943	$16,374	$52,569

(1)
Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)
Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss for (a) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (b) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain one-time grants associated with Predecessor acquisitions, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”), (c) acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions and (d) net income or loss attributable to the noncontrolling interest.

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

Adjusted EBITDA, as defined by the Company, consists of net income or loss before (a) interest income and expense, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) acquisition retention expenses, (f) equity-based compensation associated with Legacy Units and IPO Options included in compensation and benefits, (g) equity-based compensation associated with Legacy Units and IPO Options included in selling, general and administrative expenses, (h) merger and acquisition costs and (i) net income or loss attributable to the noncontrolling interest.

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

Revenues

Revenues excluding reimbursable expenses increased $40,318, or 11.8%, to $381,476 for the year ended December 31, 2008, compared to $341,158 for the year ended December 31, 2007.  Revenues attributable to the Financial Advisory and Corporate Finance Consulting segments increased by 16.0% and 36.7%, respectively, partially offset by a 12.0% decrease in revenues from our Investment Banking segment.

Revenue growth attributable to our Financial Advisory segment was driven by demand from tax services and dispute and legal management consulting business units throughout the year, and to a lesser extent valuation advisory during the first half of the year.  Revenue growth attributable to our Corporate Finance Consulting segment was driven by demand from portfolio valuation, financial engineering and strategic valuation advisory, partially offset by a decrease in revenues from due diligence.  Our Investment Banking segment (and our valuation advisory business in the second half and due diligence business throughout the year) was impacted by the general economic environment and dislocation in the credit markets which led to a lower volume of M&A transactions and a decline in revenue.

Our client service headcount increased to 975 client service professionals at December 31, 2008, compared to 844 client service professionals at December 31, 2007, as we added 103 professionals from targeted domestic and international hiring in all segments and 28 professionals from acquisitions during the year.  Our revenue per client service professional was $408 for the year ended December 31, 2008, compared to $467 for the year ended December 31, 2007, primarily resulting from a decrease in Investment Banking revenues and also as a result of continued hiring, development of our international business, and the Rash acquisition whose business generates lower revenue per client service professional.

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

Direct Client Service Costs

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007

Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Total direct client service costs	$235,777	$248,553	$75,384	$173,169
Less: equity-based compensation associated with legacy units and IPO Options	(17,442)	(46,971)	(23,784)	(23,187)
Less: acquisition retention expenses	(793)	(2,252)	(217)	(2,035)
Less: reimbursable expenses	(10,623)	(12,665)	(2,586)	(10,079)
Direct client service costs, as adjusted	$206,919	$186,665	$48,797	$137,868

Direct client service costs, as adjusted, as a percentage of revenues	54.2%	54.7%

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

Operating Expenses

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2008	2007	2007	2007

Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Total operating expenses	$118,128	$105,392	$27,692	$77,700
Less: equity-based compensation associated with legacy units and IPO Options	(7,464)	(10,599)	(2,358)	(8,241)
Less: depreciation and amortization	(9,816)	(9,138)	(2,384)	(6,754)
Operating expenses, as adjusted	$100,848	$85,655	$22,950	$62,705

Operating expenses, as adjusted, as a percentage of revenues	26.4%	25.1%

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

Provision for Income Taxes

The provision for income taxes was $10,619 or 30.4% of income before income taxes for the year ended December 31, 2008, compared to an expense of $2,227 for the year ended December 31, 2007.  The U.S. statutory income tax rate of 35% for the year ended December 31, 2008 was decreased to the effective tax rate of 30.4% due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.  A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is detailed in Note 12 of the Notes to the Consolidated Financial Statements and incorporated herein by reference.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of net income or loss before income taxes attributable to the majority ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 58.7% and 61.6% at December 31, 2008 and 2007, respectively.

Segment Results – Year ended December 31, 2008 versus Year ended December 31, 2007

The following table sets forth selected segment operating results:

Results of Operations by Segment

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor	Year Over Year
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,	Unit	Percent
	2008	2007	2007	2007	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$253,169	$218,241	$57,656	$160,585	$34,928	16.0%
Segment operating income	42,816	35,824	9,851	25,973	6,992	19.5%
Segment operating income margin	16.9%	16.4%	17.1%	16.2%	0.5%	3.0%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$56,494	$41,328	$11,165	$30,163	$15,166	36.7%
Segment operating income	13,220	7,350	2,326	5,024	5,870	79.9%
Segment operating income margin	23.4%	17.8%	20.8%	16.7%	5.6%	31.6%

Investment Banking
Revenues (excluding reimbursables)	$71,813	$81,589	$19,062	$62,527	$(9,776)	-12.0%
Segment operating income	17,673	25,664	3,959	21,705	(7,991)	-31.1%
Segment operating income margin	24.6%	31.5%	20.8%	34.7%	-6.8%	-21.8%

Average Client Service Professionals
Financial Advisory	688	540			148	27.4%
Corporate Finance Consulting	127	88			39	44.3%
Investment Banking	119	102			17	16.7%
Total	934	730			204	27.9%

End of Period Client Service Professionals
Financial Advisory	710	646			64	9.9%
Corporate Finance Consulting	131	100			31	31.0%
Investment Banking	134	98			36	36.7%
Total	975	844			131	15.5%

Revenue per Client Service Professional
Financial Advisory	$368	$404			$(36)	-8.9%
Corporate Finance Consulting	445	470			(25)	-5.3%
Investment Banking	603	800			(197)	-24.6%
Total professionals	408	467			(59)	-12.6%

Utilization rate(2)
Financial Advisory	64.2%	69.7%			-5.5%	-7.9%
Corporate Finance Consulting	57.8%	64.6%			-6.8%	-10.5%

Rate-per-hour(3)
Financial Advisory	$333	$314			$19	6.1%
Corporate Finance Consulting	$397	$386			$11	2.8%

Total
Revenues (excluding reimbursables)	$381,476	$341,158	$87,883	$253,275

Segment operating income	$73,709	$68,838	$16,136	$52,702
Net client reimbursable expenses	(77)	105	238	(133)
Equity-based compensation associated with Legacy Units and IPO options	(24,906)	(57,570)	(26,142)	(31,428)
Depreciation and amortization	(9,816)	(9,138)	(2,384)	(6,754)
Acquisition retention expense	(793)	(2,252)	(217)	(2,035)
Operating income/(loss)	$38,117	$(17)	$(12,369)	$12,352

(1)
Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

(2)
The utilization rate for any given period is calculated by dividing the number of hours client service professionals worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash and certain acquisitions prior to the transition to the Company’s financial system.

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

Financial Advisory

Revenues

Revenues from the Financial Advisory segment increased $34,928, or 16.0%, to $253,169 for the year ended December 31, 2008, compared to $218,241 for the year ended December 31, 2007.  Growth was driven by demand across the tax services and dispute and legal management consulting business units throughout the year, and to a lesser extent valuation advisory during the first half of the year, as summarized in the following table:

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Dollar	Percent
	2008	2007	2007	2007	Change	Change
Financial Advisory
Valuation Advisory(2)	$178,799	$173,381	$45,037	$128,344	$5,418	3.1%
Tax Services(3)	44,965	25,017	7,655	17,362	19,948	79.7%
Dispute & Legal Management Consulting(4)	29,405	19,843	4,964	14,879	9,562	48.2%
	$253,169	$218,241	$57,656	$160,585	$34,928	16.0%

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

The current economic environment continues to impact our Financial Advisory segment with opportunities and challenges.  In 2008, the Financial Advisory segment benefited from goodwill impairment testing in conjunction with SFAS 142; and continued growth of our tax services and dispute practices.  These benefits were partially offset by lower revenues of services correlated to the volume of M&A transactions, such as SFAS 141 purchase price allocations.

Improvements in rate-per-hour benefited largely from a change in mix of services provided.  Utilization was impacted by continued hiring throughout the year.

End of period client service professionals increased by 64 during the period from a combination of targeted domestic hiring, hiring in our international offices and acquisitions.  Our revenue per client service professional was $368 in the year ended December 31, 2008, compared to $404 in the year ended December 31, 2007.  The change was primarily driven by an increase in headcount due to the Rash acquisition whose business generates lower revenue per client service professional and lower utilization, offset by a higher rate-per-hour.

The number of client service managing directors increased by 23 between periods to 105 as the result of hiring, lift-outs and acquisitions, and promotions within the Company.

Segment Operating Income

Financial Advisory segment operating income increased $6,992, or 19.5%, to $42,816 for the year ended December 31, 2008, compared to $35,824 for the year ended December 31, 2007.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.9% for the year ended December 31, 2008, compared to 16.4% for the year ended December 31, 2007.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $15,166, or 36.7%, to $56,494 for the year ended December 31, 2008, compared to $41,328 for the year ended December 31, 2007, as summarized in the following table:

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Dollar	Percent
	2008	2007	2007	2007	Change	Change

Corporate Finance Consulting	$56,494	$41,328	$11,165	$30,163	$15,166	36.7%

(1)
Represents aggregate Predecessor and Successor results for the period presented.  The combined results are non-GAAP financial measures and should not be used in isolation or substitution of Successor and Predecessor results.  The aggregated results help to provide a full-year presentation of our results for comparability purposes.

Revenue growth attributable to our Corporate Finance Consulting segment was driven by an increase in demand for services related to portfolio valuation, financial engineering and strategic valuation advisory, partially offset by a decrease in revenues from due diligence.  Portfolio valuation and financial engineering benefited from increased demand from existing clients as well as the addition of new clients.  The decrease in revenues from our due diligence business resulted from a lower volume of M&A transactions during the year and contributed to lower utilization.

End of period client service professionals increased by 31 during the period to support the continued growth of the segment.  Similarly, the number of client service managing directors increased to 28.

Segment Operating Income

Segment operating income increased $5,870, or 79.9%, to $13,220 for the year ended December 31, 2008, compared to $7,350 for the year ended December 31, 2007.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 23.4% for the year ended December 31, 2008, compared to 17.8% for the year ended December 31, 2007.  Segment operating income margin was lower in 2007 as the result of the increase in headcount to support the growth of the segment.

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

		(a) + (b)	(a)	(b)
	Successor	Aggregated(1)	Successor	Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to	Year Over Year
	December 31,	December 31,	December 31,	October 3,	Dollar	Percent
	2008	2007	2007	2007	Change	Change
Investment Banking
Global Restructuring Advisory	$17,653	$18,110	$3,450	$14,660	$(457)	-2.5%
Transaction Opinions	36,184	40,575	10,087	30,488	(4,391)	-10.8%
M&A Advisory	17,976	22,904	5,525	17,379	(4,928)	-21.5%
	$71,813	$81,589	$19,062	$62,527	$(9,776)	-12.0%

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

Segment Operating Income

Operating income from the Investment Banking segment was $17,673 for the year ended December 31, 2008, compared to $25,664 for the year ended December 31, 2007.  Operating income margin was 24.6% for the year ended December 31, 2008, compared to 31.5% for the year ended December 31, 2007, primarily as a result of lower revenues from the M&A advisory and transaction opinion businesses.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility.  Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to professionals, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors and (vii) funding of our deferred compensation program.

Cash and cash equivalents increased by $25,930 to $107,311 at December 31, 2009, compared to $81,381 at December 31, 2008.  The increase in cash resulted from $66,986 provided by operating activities, partially offset by $24,452 used in financing activities and $17,466 used in investing activities.

Operating Activities

During the year ended December 31, 2009, cash of $66,986 was provided by operating activities, compared to $39,596 in the prior year period.  The increase of amounts provided by operating activities primarily resulted from lower cash bonus payments made in 2009 with respect to the 2008 bonus year, as compared to cash bonus payments made in 2008 with respect to the 2007 bonus year, partially offset by lower bonus accruals in the current year, as compared to the prior year.  Typically, we accrue performance bonuses during the course of the calendar year, therefore generating cash, which is used to fund bonus payments to our personnel early in the following year.

Investing Activities

During the year ended December 31, 2009, cash of $17,466 was used in investing activities, compared to $37,130 used in the prior year period.  Investing activities during the current period included (i) purchases of property and equipment to support our business, (ii) payments of earn-outs for acquisitions which primarily consisted of a final earn-out payment to the sellers of Chanin, and (iii) purchases of investments related to the Company’s deferred compensation plan.  Management believes these investments pose limited liquidity risk.

Financing Activities

During the year ended December 31, 2009, cash of $24,452 was used in financing activities, compared to $11,067 used in the prior year period.  Significant financing activities are summarized as follows:

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

On November 9, 2009, the Company sold 2,500 shares of newly issued shares of Class A common stock to an underwriter at a price of $15.00 per share for an aggregate of $37,500 (“November 2009 Follow-On Offering”).  The underwriter offered such shares to the public at a price of $15.50 per share for an aggregate of $38,750.  The following table summarizes the net proceeds from the transaction:

Stock subscription of 2,500 shares at $15.00 per share	$37,500
Offering related expenses	(468)
Net proceeds	$37,032

•
Redemption of noncontrolling unitholders – In conjunction with the May 2009 Follow-On Offering, we used $67,112 of our net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners and Vestar Capital Partners and 1,050 New Class A Units of D&P Acquisitions held by employees, including executive officers, directors and entities affiliated with our directors.  Units were redeemed at a price per unit equal to the public offering price of the Class A common stock.  In connection with the redemption, a corresponding number of shares of Class B common stock were also cancelled.

In connection with the November 2009 Follow-On Offering, we redeemed 2,500 New Class A Units of D&P Acquisitions held by employees (including executive officers).  Units were redeemed at a price of $15.00 per unit or an aggregate redemption of $37,500.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.

•	Repayments of debt – Repayments of debt totaled $42,763 and were used to repay all outstanding borrowings and terminate our credit agreement with GE Capital.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Year Ended
	December 31,	December 31,
	2009	2008
Financing activities
Distributions to noncontrolling unitholders
Distributions for taxes	$20,097	$9,753
Other distributions	1,879	-
	$21,976	$9,753

Operating activities
Change in due to noncontrolling unitholders from payments pursuant to the Tax Receivable Agreement	$3,090	$791

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the year ended December 31, 2009, the Company distributed $1,879 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distributions were made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrent with the payment of the dividends, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, an amount equal to $0.05 per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

Payments pursuant to the Tax Receivable Agreement

As a result of the Company’s acquisition of New Class A Units of D&P Acquisitions, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets.   Those deductions will be allocated to the Company and will be taken into account in reporting the Company’s taxable income.  Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company’s acquisition of New Class A Units of D&P Acquisitions, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the exchange agreement) will be adjusted based upon the amount that the Company has paid for that portion of its New Class A Units of D&P Acquisitions.  Payments pursuant to the TRA are included as a component of net cash provided by operating activities.

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

At December 31, 2009, the Company recorded a liability of $105,401, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on our Consolidated Balance Sheets).  This amount includes additional obligations generated from the redemption of 7,050 New Class A Units of D&P Acquisitions in conjunction with the May 2009 and November 2009 Follow-On Offerings.  These transactions resulted in an increase in the TRA liability and an associated increase in net deferred tax assets.

During the year ended December 31, 2010, the Company expects to pay $4,303 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

During the year ended December 31, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through the date of the adjustment, June 30, 2009.

•
Dividends – Cash dividends of $3,757 reflects the payment of quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of June 12, 2009, August 18, 2009 and November 24, 2009.

•
Repurchases of Class A common stock – Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program.

Credit Facility

On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement (“Former Credit Facility”), dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and GE Capital, in its capacity as Administrative Agent.  The Former Credit Facility consisted of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which was uncommitted by the lenders and required additional approval at the time of request.

The Company used a portion of the net proceeds from its May 2009 Follow-On Offering to repay all amounts outstanding under the Former Credit Facility.  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

On July 15, 2009, Duff & Phelps, LLC entered into a Credit Agreement ("Current Credit Agreement") with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, providing for a $30,000 senior secured revolving credit facility (“Current Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.  No amounts were outstanding under the Current Credit Agreement at December 31, 2009 or through the filing date of this Annual Report on Form 10-K.  As of December 31, 2009, there were $3,811 of letters of credit issued against the facility.

Loans under the Current Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at December 31, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Current Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Current Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2009.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2009.  Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change.  Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Payments Due by Period
		Less Than	2 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Principal and interest payments under credit facility	$-	$-	$-	$-	$-
Operating lease obligations	138,050	16,193	29,281	24,715	67,861
Payments pursuant to the Tax Receivable Agreement	105,401	4,303	11,256	12,131	77,711
Total	$243,451	$20,496	$40,537	$36,846	$145,572

Off-Balance Sheet Arrangements

Pursuant to the terms of our credit facility, we currently provide standby letters of credit totaling $3,811 to guarantee obligations that may arise under certain real estate leases.  These potential obligations are not reflected in the Company’s consolidated financial statements.  Other than the aforementioned letters of credit, we do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Exchange Rate Risk

We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency.  We currently manage our foreign exchange exposure without the use of derivative instruments.  We do not believe this risk is material in relation to our consolidated financial statements.

Inflation

We believe that inflation has not had a material impact on the Company’s results of operations for each of the three years ended December 31, 2009, 2008 and 2007.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition – Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented.  We are evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments.  Our exposure to changes in interest rates is limited to borrowings under our bank credit agreement, which has variable interest rates tied to the LIBOR or prime rate.  At December 31, 2009, there were no borrowings outstanding.

We have a $11,500 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the Former Credit Facility, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007

Gain/(loss) resulting from change in fair value of interest rate swap	$608	$(367)	$(393)	$(299)

Estimated fair value – asset/(liability)	$(322)	$(930)	$(563)	$(170)

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Our independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page F-2.

(c)	Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth quarter of 2009 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in this section is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders and this Annual Report on Form 10-K under the caption Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements – The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.

(2)
Financial Statement Schedules – The financial statement schedule “Schedule II – Valuation and Qualifying Accounts” is incorporated by reference herein.  All other schedules have been omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(3)	Exhibits – Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.

(b)	Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2010.

DUFF & PHELPS CORPORATION

By:	/s/ Noah Gottdiener

Noah Gottdiener
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board,	February 24, 2010
Noah Gottdiener	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Gerard Creagh	President and Director	February 24, 2010
Gerard Creagh

/s/ Jacob L. Silverman	Chief Financial Officer	February 24, 2010
Jacob L. Silverman	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	February 24, 2010
Robert M. Belke

/s/ Peter W. Calamari	Director	February 24, 2010
Peter W. Calamari

/s/ William R. Carapezzi	Director	February 24, 2010
William R. Carapezzi

/s/ William J. Hannigan	Director	February 24, 2010
William J. Hannigan

/s/ Harvey M. Krueger	Director	February 24, 2010
Harvey M. Krueger

/s/ Sander M. Levy	Director	February 24, 2010
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	February 24, 2010
Jeffrey D. Lovell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Duff & Phelps Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Successor”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for the years ended December 31, 2009 and December 31, 2008, and the period from October 4, 2007 to December 31, 2007.  We have also audited the related consolidated statements of operations, unitholders’ equity and comprehensive income, and cash flows of Duff & Phelps Acquisitions, LLC and subsidiaries (the “Predecessor”) for the period from January 1, 2007 to October 3, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Successor’s and Predecessor’s (collectively the “Company”) management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Successor as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009, December 31, 2008 and the period from October 4, 2007 to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the Predecessor’s consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the period January 1, 2007 to October 3, 2007 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Successor commenced operations on October 4, 2007 as a result of the closing of its initial public offering and obtained control of the Predecessor.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Successor’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Duff & Phelps Corporation and Subsidiaries:

We have audited Duff & Phelps Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Duff & Phelps Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Successor”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income/(loss), and cash flows for the years ended December 31, 2009 and December 31, 2008 and the period from October 4, 2007 to December 31, 2007.  We have also audited the related consolidated statements of operations, unitholders’ equity and comprehensive income, and cash flows of Duff & Phelps Acquisitions, LLC and subsidiaries (the “Predecessor”) for the period from January 1, 2007 to October 3, 2007.  Our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP

New York, New York
February 24, 2010

Duff & Phelps Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Revenues	$370,903	$381,476	$87,883	$253,275
Reimbursable expenses	11,083	10,546	2,824	9,946
Total revenues	381,986	392,022	90,707	263,221

Direct client service costs
Compensation and benefits (includes $16,432 and $20,537 of equity-based compensation for the years ended
December 31, 2009 and 2008; $23,806 for the period
October 4, 2007 to December 31, 2007;
$23,187 for the period January 1 to October 3, 2007)	210,302	216,137	71,141	158,748
Other direct client service costs	7,232	8,224	1,440	2,307
Acquisition retention expenses	-	793	217	2,035
Reimbursable expenses	11,158	10,623	2,586	10,079
	228,692	235,777	75,384	173,169

Operating expenses
Selling, general and administrative (includes $7,223 and $10,803 of equity-based compensation for the years ended
December 31, 2009 and 2008; $2,856 for the period
October 4, 2007 to December 31, 2007;
$8,241 for the period January 1 to October 3, 2007)	99,162	108,312	25,308	70,946
Depreciation and amortization	10,244	9,816	2,384	6,754
	109,406	118,128	27,692	77,700

Operating income/(loss)	43,888	38,117	(12,369)	12,352

Other expense/(income)
Interest income	(53)	(668)	(763)	(1,306)
Interest expense	1,131	3,475	1,426	5,494
Loss on early extinguishment of debt	1,737	-	-	-
Other expense	141	398	369	215
	2,956	3,205	1,032	4,403

Income/(loss) before income taxes	40,932	34,912	(13,401)	7,949

Provision for income taxes	12,264	10,619	1,176	1,051

Net income/(loss)	28,668	24,293	(14,577)	6,898

Less: Net income/(loss) attributable to noncontrolling interest	17,100	19,068	(8,225)	-

Net income/(loss) attributable to Duff & Phelps Corporation	$11,568	$5,225	$(6,352)	$6,898

Weighted average shares of Class A common stock outstanding
Basic	19,013	13,225	13,018
Diluted	19,795	13,501	13,018

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.57	$0.37	$(0.49)
Diluted	$0.54	$0.36	$(0.49)

Cash dividends declared per common share	$0.15	-	-

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$107,311	$81,381
Accounts receivable, net (Note 2)	55,079	55,876
Unbilled services	22,456	17,938
Prepaid expenses and other current assets	6,100	6,599
Net deferred income taxes, current	4,601	4,304
Total current assets	195,547	166,098

Property and equipment, net (Note 6)	27,413	28,350
Goodwill (Note 7)	122,876	116,456
Intangible assets, net (Note 7)	27,907	32,197
Other assets	3,218	3,541
Investments related to deferred compensation plan (Note 15)	17,807	7,946
Net deferred income taxes, non-current	112,265	61,609
Total non-current assets	311,486	250,099

Total assets	$507,033	$416,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,459	$3,692
Accrued expenses	11,609	4,424
Accrued compensation and benefits	35,730	39,282
Accrued benefits related to deferred compensation plan (Note 15)	-	8,479
Other current liabilities (Note 9)	4,626	4,395
Current portion of long-term debt (Note 8)	-	794
Current portion due to noncontrolling unitholders	4,303	3,148
Total current liabilities	58,727	64,214

Long-term debt, less current portion (Note 8)	-	42,178
Liability related to deferred compensation plan (Note 15)	18,051	-
Other long-term liabilities (Note 9)	15,400	16,715
Due to noncontrolling unitholders, less current portion	101,098	55,331
Total non-current liabilities	134,549	114,224

Total liabilities	193,276	178,438

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 27,290 and 14,719 shares issued and outstanding at December 31, 2009 and 2008, respectively)	273	147
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 12,974 and 20,889 shares issued and outstanding at December 31, 2009 and 2008, respectively)	1	2
Additional paid-in capital	207,210	100,985
Accumulated other comprehensive income	693	122
Retained earnings/(accumulated deficit)	6,709	(1,127)
Total stockholders' equity of Duff & Phelps Corporation	214,886	100,129
Noncontrolling interest	98,871	137,630
Total stockholders' equity	313,757	237,759
Total liabilities and stockholders' equity	$507,033	$416,197
See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Cash flows from operating activities:
Net income/(loss)	$28,668	$24,293	$(14,577)	$6,898
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	10,244	9,816	2,384	6,754
Equity-based compensation	23,655	31,340	26,662	31,428
Bad debt expense	2,386	1,604	450	266
Net deferred income taxes	(941)	(384)	(4,015)	242
Loss on early extinguishment of debt	1,674	-	-	-
Other	368	2,353	708	880
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(1,492)	(9,030)	6,240	(8,701)
Unbilled services	(4,518)	5,427	(4,919)	(3,796)
Prepaid expenses and other current assets	452	(237)	2,813	(3,322)
Other assets	(3,639)	2,916	9,699	(5,123)
Accounts payable and accrued expenses	4,515	(4,108)	(3,564)	15,437
Accrued compensation and benefits	9,839	(20,088)	15,815	3,836
Deferred revenues	352	(5,051)	2,388	(247)
Other liabilities	(1,487)	1,536	2,802	4,981
Due to noncontrolling unitholders from payments pursuant to the Tax Receivable Agreement	(3,090)	(791)	-	-
Due from affiliates	-	-	-	(20,063)
Net cash provided by operating activities	66,986	39,596	42,886	29,470

Cash flows from investing activities:
Purchase of property and equipment	(5,517)	(11,836)	(4,247)	(9,636)
Business acquisitions, net of cash acquired	(5,291)	(16,520)	(8,065)	513
Purchase of investments for deferred compensation plan	(6,658)	(10,466)	(1,789)	-
Proceeds from sale of investments in deferred compensation plan	-	1,692	-	-
Net cash used in investing activities	(17,466)	(37,130)	(14,101)	(9,123)

Cash flows from financing activities:
Net proceeds from sale of Class A common stock	148,840	-	186,718	-
Proceeds from exercise of IPO Options	1,202	69	-	-
Redemption of noncontrolling unitholders	(104,612)	-	(140,498)	-
Repayments of debt	(42,763)	(794)	(35,000)	(793)
Distributions to noncontrolling unitholders	(21,976)	(9,753)	(575)	(28,374)
Dividends	(3,757)	-	-	-
Repurchases of Class A common stock	(915)	-	-	-
Payment of costs for debt issuance and extinguishment	(471)	(589)	-	-
Principal payments under capital lease obligation	-	-	(62)	(187)
Repurchase of equity units	-	-	-	(343)
Net cash provided by/(used in) financing activities	(24,452)	(11,067)	10,583	(29,697)

Effect of exchange rate on cash and cash equivalents	862	(261)	337	756

Net increase/(decrease) in cash and cash equivalents	25,930	(8,862)	39,705	(8,594)
Cash and cash equivalents at beginning of period	81,381	90,243	50,538	59,132
Cash and cash equivalents at end of period	$107,311	$81,381	$90,243	$50,538

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Cash Flows – Continued
(In thousands)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Supplemental disclosures of cash flow activities:
Interest paid	$746	$3,043	$-	$6,102
Income taxes paid	$5,073	$7,690	$3,670	$1,815

Supplemental disclosures of non-cash investing and financing activities:
Class A common stock issued for business acquisitions	$180	$5,443	$3,000	$-
Exchange of New Class A Units and Class B common stock for Class A common stock	$8	$1	$-	$-

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Unitholders’ Equity
and Comprehensive Income
(In thousands)

Predecessor
Period from
January 1 to
October 3,
2007
Unitholders' equity:

Class C Units at beginning-of-period	100
Issuance of units in conjunction with CVC acquisition	-
Repurchase of units	-
Class C Units at end-of-period	100

Class D Units at beginning-of-period	9,852
Issuance of units in conjunction with CVC acquisition	-
Forfeiture of units	-
Class D Units at end-of-period	9,852

Class E Units at beginning-of-period	16,948
Granted	1,272
Repurchased	(22)
Forfeiture of units	(764)
Class E Units at end-of-period	17,434

Class F Units at beginning-of-period	3,000
Issuance of units in conjunction with Chanin acquisition	-
Class F Units at end-of-period	3,000

Class G Units at beginning-of-period	9,855
Issuance of units in conjunction with Chanin acquisition	-
Forfeiture of units	(520)
Class G Units at end-of-period	9,335

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Unitholders’ Equity
and Comprehensive Income – Continued
(In thousands)

Predecessor
Period from
January 1 to
October 3,
2007
Class F Units at beginning-of-period	$1,710
Issuance of units in conjunction with Chanin acquisition	-
Class F Units at end-of-period	$1,710

Additional paid-in capital:
Balance at beginning-of-period	$2,343
Reclassification of equity-based awards	6,262
Equity-based compensation	861
Conversion of DPA liability awards to equity	91,937
Collapse of DPA redeemable units	39,024
Collapse of DPA Class F units	1,710
Repurchase of units	(219)
Balance at end-of period	141,918

Accumulated other comprehensive income/(loss):
Balance at beginning-of-period	(248)
Affect of adoption of SFAS 158	-
Amortization of post-retirement benefits	36
Currency translation adjustment	755
Balance at end-of period	543

Retained earnings/(deficit)
Balance at beginning-of-period	(1,760)
Net income/(loss)	6,898
Distribution to unitholders	(28,277)
Balance at end-of period	(23,139)

Total unitholders' equity	$119,322

Comprehensive income:
Net income	$6,898
Amortization of post-retirement benefits	36
Currency translation adjustment	755
Total comprehensive income	$7,689

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income/(Loss)
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
SUCCESSOR	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in Capital	Income	Deficit)	Interest

Beginning balance	$-		-	$-	-	$-	$-	$-	$-	$-

Net loss available to holders of Class A common stock for the period October 4 to December 31, 2007	(14,577)	$(14,577)	-	-	-	-	-	-	(6,352)	(8,225)
Currency translation adjustment	337	337	-	-	-	-	-	130	-	207
Amortization of post-retirement benefits	11	11	-	-	-	-	-	4	-	7
Total comprehensive income	(14,229)	$(14,229)	-	-	-	-	-	134	(6,352)	(8,011)

Issuance of common stock (IPO), net of $20,238 of issuance costs	132,482		9,545	96	-	-	132,386	-	-	-
Issuance of common stock for Shinsei transaction	54,236		3,375	34	-	-	54,202	-	-	-
Issuance of common stock for Rash acquisition	3,000		144	1	-	-	1,145	-	-	1,854
Issuance of restricted stock awards	-		61	-	-	-	-	-	-	-
Contribution of DPA net assets	119,325		-	-	30,000	3	119,322	-	-	-
Redemption of DPA New Class A Units	(140,499)		-	-	(8,887)	(1)	(140,498)	-	-	-
Initial allocation on noncontrolling interest in DPA	-		-	-	-	-	(102,535)	-	-	102,535
Cancellations	-		-	-	(23)	-	-	-	-	-
Deferred tax asset effective tax rate conversion	1,580		-	-	-	-	1,580	-	-	-
Equity-based compensation	26,164		-	-	-	-	10,204	-	-	15,960
Distributions to DPA noncontrolling unitholders	(576)		-	-	-	-	(219)	-	-	(357)
Other	-		-	-	-	-	2	-	-	(2)
Balance as of December 31, 2007	$181,483		13,125	$131	21,090	$2	$75,589	$134	$(6,352)	$111,979

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income/(Loss) – Continued
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
SUCCESSOR	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in Capital	Income/(Loss)	Deficit)	Interest

Balance as of December 31, 2007	$181,483		13,125	$131	21,090	$2	$75,589	$134	$(6,352)	$111,979

Net income for the year ended December 31, 2008	24,293	$24,293	-	-	-	-	-	-	5,225	19,068
Currency translation adjustment	(262)	(262)	-	-	-	-	-	(111)	-	(151)
Amortization of post-retirement benefits	209	209	-	-	-	-	-	86	-	123
Total comprehensive income/(loss)	24,240	$24,240	-	-	-	-	-	(25)	5,225	19,040

Issuance of common stock	5,443		322	3	-	-	2,221	-	-	3,219
Conversion of New Class A Units	-		69	-	(69)	-	-	-	-	-
Issuance of restricted stock awards	13		1,226	13	-	-	-	-	-	-
Exercise of stock options	255		16	-	-	-	255	-	-	-
Forfeitures	-		(39)	-	(132)	-	-	-	-	-
Equity-based compensation	30,725		-	-	-	-	12,671	-	-	18,054
Income tax benefit on equity-based compensation	131		-	-	-	-	131	-	-	-
Distributions to noncontrolling unitholders	(9,752)		-	-	-	-	(597)	-	-	(9,155)
Change in ownership interests between periods	-		-	-	-	-	5,843	13	-	(5,856)
Adjustment to due to noncontrolling unitholders	5,982		-	-	-	-	5,982	-	-	-
Deferred tax asset effective tax rate conversion	(889)		-	-	-	-	(889)	-	-	-
Other	128		-	-	-	-	(221)	-	-	349
Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income/(Loss) – Continued
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
SUCCESSOR	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in Capital	Income	Deficit)	Interest
Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the year ended December 31, 2009	28,668	$28,668	-	-	-	-	-	-	11,568	17,100
Currency translation adjustment	862	862	-	-	-	-	-	668	-	194
Amortization of post-retirement benefits	(134)	(134)	-	-	-	-	-	(88)	-	(46)
Total comprehensive income	29,396	$29,396	-	-	-	-	-	580	11,568	17,248

Sale of Class A common stock	148,840		10,550	106	-	-	71,437	-	-	77,297
Issuance of Class A common stock for acquisitions	180		10	-	-	-	78	-	-	102
Exchange of New Class A Units	8		770	8	(770)	-	(3)	-	-	3
Net issuance of restricted stock awards	(901)		1,318	13	-	-	(435)	-	-	(479)
Redemption of New Class A Units	(104,612)		-	-	(7,050)	(1)	(51,415)	-	-	(53,196)
Adjustments to due to noncontrolling unitholders pursuant to the Tax Receivable Agreement	(50,012)		-	-	-	-	(50,012)	-	-	-
Issuance for exercise of IPO Options	1,146		72	-	-	-	681	-	-	465
Forfeitures	2		(149)	(1)	(95)	-	3	-	-	-
Equity-based compensation	23,999		-	-	-	-	13,126	-	-	10,873
Income tax benefit/(shortfall) on equity-based compensation	(74)		-	-	-	-	(74)	-	-	-
Distributions to noncontrolling unitholders	(21,976)		-	-	-	-	(10,570)	-	-	(11,406)
Change in ownership interests between periods	-		-	-	-	-	79,605	(9)	-	(79,596)
Change in deferred tax asset associated with stockholders' equity	53,734		-	-	-	-	53,804	-	-	(70)
Dividends on Class A common stock	(3,732)		-	-	-	-	-	-	(3,732)	-
Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

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

The Company is a leading provider of independent financial advisory and investment banking services.  Its mission is to help our clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  The Company believes that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  The Company serves a global client base through offices in 23 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

IPO and Related Transactions

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

Immediately prior to the closing of the IPO of the Company on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).  Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (Classes A through G, collectively “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions.  The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.”  The conversion of all of the different classes of units of D&P Acquisitions occurred in accordance with conversion ratios for each class of outstanding units based upon the liquidation value of D&P Acquisitions, as if it had been liquidated upon the IPO, with such value determined by the $16.00 price per share of Class A common stock sold in the IPO.  The distribution of New Class A Units per class of outstanding units was determined pursuant to the distribution provisions set forth in D&P Acquisitions' Second Amended and Restated Limited Liability Company Agreement, dated October 31, 2006 (“2nd LLC Agreement”).

In connection with the IPO, 8,887 New Class A Units of D&P Acquisitions were redeemed for an aggregate value of approximately $140,498 (“Redemption”).  Upon completion of the Recapitalization Transactions and after the Redemption, there were 34,033 New Class A Units issued and outstanding, of which 12,920 units were held by the Company and 21,113 units were held by existing unitholders of D&P Acquisitions.  Pursuant to the incorporation of the Company and the IPO Transactions (as defined below), the Company issued a number of shares of Class B common stock to existing unitholders of D&P Acquisitions in an aggregate amount equal to the number of New Class A Units held by existing unitholders of D&P Acquisitions.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Shinsei Investment and Initial Public Offering

On September 1, 2007, the Company entered into a stock purchase agreement with Shinsei Bank, Limited, a Japanese corporation, pursuant to which the Company agreed to sell to Shinsei 3,375 shares of Class A common stock for approximately $54,200, or at a purchase price equal to $16.07 per share.  The shares were held in escrow until the closing of the IPO on October 3, 2007, at which time they were issued.  Shares of Class A common stock owned by Shinsei are subject to restrictions on transfer until September 5, 2009.  Shinsei is currently permitted to sell up to 50% of its Class A common stock, and will be permitted to sell up to 75% of its Class A common stock on or after March 5, 2009 and 100% of its Class A common stock on or after September 5, 2009.  In addition, Shinsei was restricted from purchasing any additional Class A common stock until March 5, 2009.  In connection with this investment, the Company granted Shinsei registration rights.  These shares were subsequently registered in a shelf registration on Form S-3 that permits the resale of these shares from time to time, subject to certain blackouts and other restrictions.

The IPO, together with the Shinsei Investment, resulted in the issuance by the Company of 12,920 shares of Class A common stock (including 1,245 shares of Class A common stock offered as a result of the exercise of the underwriters’ over-allotment option), and net proceeds to the Company of approximately $186,718 (after deducting estimated fees and expenses associated with the IPO and Shinsei Investment).  Upon consummation of the IPO and the Shinsei Investment, the Company contributed all of the net proceeds from the IPO and the Shinsei Investment to D&P Acquisitions, and D&P Acquisitions issued to the Company a number of New Class A Units equal to the number of shares of Class A common stock that the Company issued in connection with the IPO and the Shinsei Investment.  In connection with its acquisition of New Class A Units, the Company became the sole managing member of D&P Acquisitions.  D&P Acquisitions used the contributed net proceeds from the IPO and the Shinsei Investment to redeem approximately $140,498 of New Class A Units held by existing unitholders of D&P Acquisitions, $35,000 to repay borrowings and approximately $11,200 for general corporate purposes.

The following table summarizes the proceeds received from the IPO and Shinsei investment:

Stock subscription: 8,300 shares at $16.00 per share	$132,800
Stock subscription: 3,375 shares at $16.07 per share	54,236
Over allotment: 1,245 shares at $16.00 per share	19,920
IPO related expenses	(20,238)
Net proceeds	$186,718

▪	The Company became the sole managing member of D&P Acquisitions and, through D&P Acquisitions and its subsidiaries, operates the Duff & Phelps business;

▪
Investors in the IPO and Shinsei held 12,920 shares of the Company’s Class A common stock, the existing unitholders of D&P Acquisitions held 21,113 shares of the Company’s Class B common stock and 21,113 New Class A Units of D&P Acquisitions, and the Company held 12,920 New Class A Units of D&P Acquisitions immediately following the IPO; and

▪
The New Class A Units are exchangeable with D&P Acquisitions on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock will be required to be cancelled.  However, the exchange of New Class A Units for shares of the Company’s Class A common stock will not affect the Company’s Class B common stockholders' voting power since the votes represented by the cancelled shares of the Company’s Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

The Recapitalization Transactions, the Shinsei Investment and the IPO are collectively referred to as the “IPO Transactions.”

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Subsequent Offerings of Class A Common Stock

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

The Company used $67,112 of net proceeds to redeem 3,500 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners and Vestar Capital Partners and 1,050 New Class A Units of D&P Acquisitions held by employees (including executive officers), directors and entities affiliated with directors.  Units were redeemed at a price per unit equal to the public offering price.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.  In addition, the Company used $42,366 of the net proceeds to repay outstanding borrowings, subsequently terminating its former credit facility with GE Capital Corporation (see Note 8).  In connection with the repayment, the Company incurred a nonrecurring charge of $1,737 to reflect the accelerated amortization of the debt discount and issuance costs of which $1,674 was non-cash.

On November 9, 2009, the Company sold 2,500 shares of newly issued shares of Class A common stock to an underwriter at a price of $15.00 per share for an aggregate of $37,500 (“November 2009 Follow-On Offering”).  The underwriter offered such shares to the public at a price of $15.50 per share for an aggregate of $38,750.  The following table summarizes the net proceeds from the transaction:

Stock subscription of 2,500 shares at $15.00 per share	$37,500
Offering related expenses	(468)
Net proceeds	$37,032

The Company used the net proceeds to redeem 2,500 New Class A Units of D&P Acquisitions held by employees (including executive officers).  Units were redeemed at a price of $15.00 per unit for an aggregate of $37,500.  In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.

Exchanges of New Class A Units to Class A Common Stock

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an exchange agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company’s Class A common stock on a one-for-one basis (“Exchange Agreement”).  In December 2009, 770 New Class A Units were exchanged for 770 shares of Class A common stock.  In December 2008, 69 New Class A Units were exchanged for 69 shares of Class A common stock.  In connection with the exchange, a corresponding number of shares of Class B common stock were cancelled.  The Company received no other consideration in connection with the exchanges.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Noncontrolling Interest

The Company has sole voting power in and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.   The Company’s economic interest in D&P Acquisitions totaled 67.8% at December 31, 2009.

Net income attributable to the noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total New Class A Units owned by such unitholders.  The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
October 4, 2007	12,920	21,112	34,032
Issuance of Class A common stock for acquisitions	144	-	144
Issuance of restricted stock awards	61	-	61
Forfeitures	-	(22)	(22)
December 31, 2007	13,125	21,090	34,215
Issuance of Class A common stock for acquisitions	322	-	322
Exchange to Class A common stock	69	(69)	-
Issuance for exercises of IPO Options	16	-	16
Issuance of restricted stock awards	1,226	-	1,226
Forfeitures	(39)	(132)	(171)
December 31, 2008	14,719	20,889	35,608
Sale of Class A common stock	10,550	-	10,550
Issuance of Class A common stock for acquisitions	10	-	10
Redemption of New Class A Units	-	(7,050)	(7,050)
Exchange to Class A common stock	770	(770)	-
Issuance for exercises of IPO Options	72	-	72
Net issuance of restricted stock awards	1,318	-	1,318
Forfeitures	(149)	(95)	(244)
December 31, 2009	27,290	12,974	40,264

Percent of total
December 31, 2007	38.4%	61.6%	100%
December 31, 2008	41.3%	58.7%	100%
December 31, 2009	67.8%	32.2%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Successor
			Period from
	Year Ended	Year Ended	October 4 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Income/(loss) before income taxes	$40,932	$34,912	$(13,401)
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(1,904)	(2,247)	(434)
Income/(loss) before income taxes, as adjusted	39,028	32,665	(13,835)
Ownership percentage of noncontrolling interest(d)	43.8%	58.4%	59.5%
Net income/(loss) attributable to noncontrolling interest	17,100	19,068	(8,225)
Income/(loss) before income taxes, as adjusted, attributable to Duff & Phelps Corporation	21,928	13,597	(5,610)
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(10,360)	(8,372)	(742)
Net income/(loss) attributable to Duff & Phelps Corporation	$11,568	$5,225	$(6,352)

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $12,264 and $10,619 for the years ended December 31, 2009 and 2008, and $1,176 for the period from October 4 to December 31, 2007.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Distributions for taxes	$20,097	$9,753	$575	$28,374
Other distributions	1,879	-	-	-
Payments pursuant to the Tax Receivable Agreement	3,090	791	-	-
	$25,066	$10,544	$575	$28,374

Distributions for taxes

As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions

During the year ended December 31, 2009, the Company distributed $1,879 to holders of New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation).  The distributions were made concurrently with the dividend of $0.05 per share of Class A common stock outstanding to shareholders of record on June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrent with the payment of the dividends, holders of New Class A Units received a $0.05 distribution per vested unit which will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, an amount of $0.05 per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

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

At December 31, 2009, the Company recorded a liability of $105,401, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Consolidated Balance Sheets).  This amount includes additional obligations generated from the redemption of 7,050 New Class A Units of D&P Acquisitions in conjunction with the May 2009 and November 2009 Follow-On Offerings.  These transactions resulted in an increase in the TRA liability and an associated increase in net deferred tax assets.

During the year ended December 31, 2010, the Company expects to pay $4,303 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the Tax Receivable Agreement are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

During the year ended December 31, 2009, the Company recorded an immaterial adjustment to increase the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement by $3,579 with an offsetting credit to additional paid-in-capital.  The adjustment resulted from a correction to the calculation of the tax receivable agreement liability in conjunction with the IPO transactions.  Although the revision related to the date of the closing of the IPO transactions, it did not have a material impact on the Company’s financial position through the date of the adjustment, June 30, 2009, and as of December 31, 2009.

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

At December 31, 2009, the Company reclassified its liability to participants of its deferred compensation plan from current to non-current to reflect the long-term nature of this amount.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,

•	accounts receivable and unbilled services valuation,

•	incentive compensation and other accrued benefits,

•	useful lives of intangible assets,

•	the carrying value of goodwill and intangible assets,

•	amounts due to noncontrolling unitholders,

•	reserves for estimated tax liabilities,

•	contingent liabilities, and

•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees and segment operating income.

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

Revenue Recognition

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition.  Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured.

Revenues are primarily generated from financial advisory, corporate finance consulting and investment banking services.  The Company typically enters into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis.  Revenues from time-and-materials engagements are recognized as the hours are incurred by the Company's professionals.

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

In the absence of clear and reliable output measures, the Company believes that our method of recognizing service revenues, for contracts with fixed fees, based on hours of service provided represents an appropriate surrogate for output measures.  The Company determined that an input-based approach was most appropriate because the input measures are deemed to be a reasonable substitute for output measures based on the performance of our obligations to the customer, and due to the fact that an input-based approach would not vary significantly from an output measure approach.  The Company believes this methodology provides a reliable measure of the revenue from the advisory services the Company provides to our customers under fixed-fee engagements given the nature of the consulting services the Company provide and the following additional considerations:

▪	the Company is a specialty consulting firm;

▪	the Company’s engagements do not typically have specific interim deliverables or milestones;

▪	the customer receives the benefit of the Company’s services throughout the contract term;

▪	the customer is obligated to pay for services rendered even if a final deliverable is not produced, typically based on the proportional hours performed to date;

▪	the Company does not incur setup costs; and

▪	the Company expenses contract fulfillment costs, which are primarily compensation costs, as incurred.

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

The Company has engagements for which the revenues are contingent on successful completion of the project.  Any contingent revenue on these contracts is not recognized until the contingency is resolved and payment is reasonably assured.  Retainer fees under these arrangements are deferred and recognized ratably over the period in which the related service is rendered.  Revenues from restructuring engagements that are performed with respect to cases in bankruptcy court are typically recognized in the month in which the services are performed unless there are objections and/or holdbacks mandated by court instructions.  Costs related to these engagements are expensed as incurred.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenues for contracts with multiple elements are allocated based on the element's fair value.  Fair value is determined based on the prices charged when each element is sold separately.  Revenues are recognized in accordance with our accounting policies for the elements.  Elements qualify for separation when the services have value on a stand-alone basis and fair value of the separate element exists.  While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as the Company sells those elements individually outside of a multiple services engagement.  Contracts with multiple elements are generally fixed-fee or time-and-materials engagements.  Contracts are typically terminable by either party upon sufficient notification and do not include provisions for refunds relating to services provided.
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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts by calculating and recording a specified percentage of the individual open receivable balances.  Specific allowances are also recorded based on historical experience, analysis of past due accounts, client creditworthiness and other current available information.  The allowance for doubtful accounts totaled $1,690 and $1,701 at December 31, 2009 and 2008, respectively.

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments.  To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses.
\
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients.  The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses.  No single client balance is considered large enough to pose a significant credit risk.  No single client accounted for more than 1.5% of total revenues in the years ended December 31, 2009 and 2008, the period from October 4 to December 31, 2007, and the period from January 1 to October 3, 2007, except for one client that accounted for 8.1% of revenues in the year ended December 31, 2009.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  Bad debt expense is summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Bad debt expense	$2,386	$1,604	$450	$266

The Company has international operations in Europe and Asia.  The Company has not entered into any transactions to hedge its exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.  An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results.  Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar.  The net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income is summarized on the Consolidated Statements of Stockholders’ Equity.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation.  Property and equipment are depreciated using the straight-line method based upon the following estimated useful lives:  leasehold improvements – over the lesser of the estimated useful life of the asset or the remaining life of the lease; equipment and furniture – two to ten years; and software, computers and related equipment – two to five years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of FASB ASC 350-20, Intangibles–Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.  Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

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

Acquisition Accounting

For business combinations for which the acquisition date is on or before January 1, 2009, the Company utilized the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”).  For business combinations for which the acquisition date is on or after January 1, 2009, the Company will utilize the purchase method of accounting in accordance with FASB ASC 805, Business Combinations.  These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations and other studies.  FASB ASC 805 introduced significant changes in the accounting for and reporting of business acquisitions, including changes in the accounting for contingent consideration.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, an interest rate swap agreement, investments and liabilities related to the deferred compensation plan, accounts receivable, accounts payable, accrued expenses, debt and other liabilities.  The fair value of these instruments approximated their carrying value at December 31, 2009 and 2008.

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

Accounting for Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with the provisions of FASB ASC 718, Compensation–Stock Compensation.  Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by FASB ASC 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, and changes in applicable tax laws and other factors.  If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future.  The allowance will result in a charge to the Company’s consolidated statements of operations.  Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

To account for uncertainties in income tax positions, the Company prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

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

Derivative Instruments

The Company accounts for its derivative instruments in accordance with FASB ASC 815, Derivative and Hedging,  which establishes accounting and reporting standards for derivative instruments as either assets or liabilities in the statement of financial position based on their fair values.  Changes in the fair values are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting.  Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (fair value hedge) or a hedge of a forecasted transaction (cash flow hedge).  For derivatives designated as effective cash flow hedges, changes in fair values are recognized in other comprehensive income.  Changes in fair values related to fair value hedges as well as the ineffective portion of cash flow hedges are recognized in earnings.  Changes in the fair value of the underlying hedged item of a fair value hedge are also recognized in earnings.

The Company maintains one interest rate swap agreement and has not applied hedge accounting to that instrument. Therefore, the interest rate swap has been marked to market with changes in fair value recorded in the accompanying consolidated statements of operations, and its carrying value equals fair value at December 31, 2009 and 2008.  The Company neither holds nor issues derivative financial instruments for trading purposes.

Dividends

The Company paid quarterly cash dividends of $0.05 per share of its Class A common stock to holders of record as of June 12, 2009, August 18, 2009 and November 24, 2009.  Concurrently with the payment of per share dividends on its Class A common stock, the Company distributed an equal amount per unit to holders of New Class A Units.  Future cash dividends and distributions, if any, are at the discretion of the board of directors and can be changed or discontinued at any time.  Dividend determinations (including the size of our quarterly dividend) are dependent upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

On February 23, 2010, the Company announced that its board of directors had declared a quarterly dividend of $0.05 per share on its outstanding Class A common stock.  The dividend is payable on March 26, 2010, to shareholders of record on March 16, 2010.  Concurrently with the payment of the dividend, the Company will be distributing $0.05 per unit to holders of New Class A Units.

Segment Reporting

FASB ASC 280, Segment Reporting, establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers.  Through the end of 2008, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  Accordingly, the Corporate Finance Consulting business, previously part of Financial Advisory, became a stand-alone segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Financial Advisory segment provides services related to the Company’s valuation advisory, tax services, and dispute and legal management consulting business units; the revenue model associated with this segment is generally based on time and materials.  The Corporate Finance Consulting segment provides services related to portfolio valuation, financial engineering, strategic value advisory and due diligence; the revenue model associated with this segment is generally based on time and materials.  The Investment Banking segment provides services related to the Company’s global restructuring advisory, transaction opinions and M&A advisory business units; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

Recent Accounting Pronouncements

In September 2009, the Company adopted FASB ASC 105, Generally Accepted Accounting Principles.  FASB ASC 105 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009, the Company implemented FASB ASC 805-20, Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.  The implementation of this standard primarily effected the presentation of the Company’s consolidated financial statements whereby noncontrolling interest is presented as a component of stockholders’ equity.  The presentation and disclosure requirements were applied retrospectively for all periods presented.

Effective January 1, 2009, the Company adopted FASB ASC 805, Business Combinations.  FASB ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect this pronouncement will have on the Company is dependent upon each specific acquisition which may or may not occur in the current or future periods.

Effective January 1, 2009, the Company adopted the remaining provisions of FASB ASC 820, Fair Value Measurements and Disclosures, related to fair-value measurements of certain nonfinancial assets and liabilities.  The adoption of the remaining provisions of FASB ASC 820 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the Company adopted FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes principles and requirements for subsequent events and sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of FASB ASC 855 did not have a material impact on the Company’s consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”).  ASU 2009-05 amends FASB ASC 820, Fair Value Measurements and Disclosures, by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 applies to the fair value measurement of liabilities within the scope of ASC 820 and addresses several key issues with respect to estimating fair value of liabilities. Among other things, ASU 2009-05 clarifies how the price of a traded debt security (an asset value) should be considered in estimating the fair value of the issuer’s liability. ASU 2009-05 is effective for the first reporting period beginning after its issuance.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition–Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented.  The Company is evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 3.	Acquisitions

The following table summarizes the Company’s acquisitions over the last three years:

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

Chanin Capital Partners, LLC

On October 31, 2006, the D&P Acquisitions acquired the limited liability company units of Chanin Capital Partners, LLC (“Chanin”), an investment bank providing restructuring advisory, merger & acquisition and corporate finance services.  The purchase price totaled $26,249 and consisted of cash, the issuance of units of D&P Acquisitions, earn-out payments and professional fees.  This amount includes a final earn-out payment of $5,063 for the annual period ended on October 31, 2009.

Standard & Poor’s Corporate Value Consulting

On September 30, 2005, D&P Acquisitions acquired substantially all of the assets and assumed certain liabilities of the Corporate Value Consulting business (“CVC”) from the Standard & Poor's division of The McGraw-Hill Companies, Inc.  The Company incurred compensation expense in connection with deferred payments that it agreed to make to certain former employees of CVC.  The offers of employment to these employees included retention payments of $9,800 paid in November 2005 and $11,400 payable in installments of one-third on each of the first three anniversary dates of the CVC acquisition under the condition that the individuals are still employed by the Company as of the anniversary date.

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

In accordance with FASB ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.

Our restricted stock awards are considered participating securities as they receive nonforfeitable dividends at the same rate as our common stock.  The computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.  Accordingly, the effect of the allocation reduces earnings available for common stockholders.

The effect of applying FASB ASC 260 is summarized as follows:

	Successor
			Period from
	Year Ended	Year Ended	October 4 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Basic income/(loss) per share of Class A common stock
Pre-application of FASB ASC 260	$0.61	$0.40	$(0.49)
Post-application of FASB ASC 260	$0.57	$0.37	$(0.49)

Diluted income/(loss) per share of Class A common stock
Pre-application of FASB ASC 260	$0.58	$0.39	$(0.49)
Post-application of FASB ASC 260	$0.54	$0.36	$(0.49)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

			Period from
	Year Ended	Year Ended	October 4 to
	December 31,	December 31,	December 31,
	2009	2008	2007
Basic and diluted net income/(loss) per share:

Numerator
Net income/(loss) available to holders of Class A common stock	$11,568	$5,225	$(6,352)
Earnings allocated to participating securities	(803)	(357)	8
Earnings available for common stockholders	$10,765	$4,868	$(6,344)

Denominator for basic net income/(loss) per share of Class A common stock
Weighted average shares of Class A common stock	19,013	13,225	13,018

Denominator for diluted net income/(loss) per share of Class A common stock
Weighted average shares of Class A common stock	19,013	13,225	13,018
Add dilutive effect of the following:
Restricted stock awards and units	782	276	-
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-
Dilutive weighted average shares of Class A common stock	19,795	13,501	13,018

Basic income/(loss) per share of Class A common stock	$0.57	$0.37	$(0.49)

Diluted income/(loss) per share of Class A common stock	$0.54	$0.36	$(0.49)

_________________________________
(a)The following shares were anti-dilutive and excluded from this calculation:
Weighted average New Class A Units outstanding	17,543	20,845	20,808
Weighted average IPO Options outstanding	1,909	2,039	2,074

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

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and enhances disclosures about fair value measurements.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)(2)	$-	$17,807	$-	$17,807
Total assets	$-	$17,807	$-	$17,807

Benefits payable in conjunction with deferred compensation plan(1)	$-	$18,051	$-	$18,051
Interest rate swap(3)	-	322	-	322
Total liabilities	$-	$18,373	$-	$18,373

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

(2)	Investments held in conjunction with the deferred compensation plan exclude approximately $251 which is included in cash and cash equivalents at December 31, 2009.
(3)	The fair value of the interest rate swap was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 8.

The Company does not have any material financial assets in a market that is not active.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2009	2008
Office furniture, computers and equipment	$31,401	$27,029
Leasehold improvements	16,633	15,437
Sub-total	48,034	42,466
Less: accumulated depreciation	(20,621)	(14,116)
Property and equipment, net	$27,413	$28,350

Depreciation of property and equipment is summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Depreciation expense	$6,454	$5,771	$1,343	$3,533

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets increased between periods as a result of the Company’s acquisitions (see summary of acquisitions in Note 3).  The following table summarizes the activity in goodwill by segment:

	Successcor
		Corporate
	Financial	Finance	Investment
	Advisory	Consulting	Banking	Total
Beginning balance as of October 4, 2007	$59,047	$15,723	$23,619	$98,389
Additions due to acquisitions
Chanin	-	-	2,874	2,874
Other	6,299	-	-	6,299
Ending balance as of December 31, 2007	65,346	15,723	26,493	107,562
Additions due to acquisitions
Chanin	-	-	-	-
Other	8,894	-	-	8,894
Ending balance as of December 31, 2008	74,240	15,723	26,493	116,456
Additions due to acquisitions
Chanin	-	-	5,063	5,063
Other	1,357	-	-	1,357
Ending balance as of December 31, 2009	$75,597	$15,723	$31,556	$122,876

	Predecessor
		Corporate
	Financial	Finance	Investment
	Advisory	Consulting	Banking	Total
Beginning balance as of January 1, 2007	$58,972	$15,723	$23,619	$98,314
Additions due to acquisitions
Chanin	-	-	-	-
Other	75	-	-	75
Ending balance as of October 4, 2007	$59,047	$15,723	$23,619	$98,389

The following table summarizes other intangible assets:

	December 31, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles	Intangibles	Amortization	Intangibles
Customer lists	$31,070	$(8,798)	$22,272	$31,070	$(6,341)	$24,729
Trade names	2,882	(2,642)	240	3,382	(2,303)	1,079
Indefinite-lived trade names	3,120	-	3,120	3,120	-	3,120
Non-compete	4,841	(3,557)	1,284	4,841	(3,139)	1,702
Software	2,875	(1,884)	991	2,875	(1,308)	1,567
Total intangible assets	$44,788	$(16,881)	$27,907	$45,288	$(13,091)	$32,197

Non-compete agreements are being amortized over an expected life of five years.  The remaining finite-lived trade names are being amortized over an expected life of two to 10 years.  Customer lists are being amortized over an expected life of nine to 15 years.  Software is being amortized over an expected life of five years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Amortization expense of intangible assets is summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Amortization expense	$3,790	$4,045	$1,041	$3,221

Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2010	$3,408
2011	3,206
2012	3,077
2013	2,657
2014	2,253
Thereafter	10,186

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 8.	Long-Term Debt

The Company’s long-term obligations are summarized in the following table:

	December 31,	December 31,
	2009	2008
Outstanding balance of credit facility	$-	$42,763
Less: current amounts due in following year	-	(794)
Long-term portion	-	41,969
Debt discount and interest rate swap	-	209
Long-term debt, less current portion	$-	$42,178

On May 22 , 2009, the Company terminated its Amended and Restated Credit Agreement (“Former Credit Facility”), dated as of July 30, 2008, by and among Duff & Phelps, LLC, the primary operating subsidiary of the Company, D&P Acquisitions, the persons designated as lenders thereto, and GE Capital in its capacity as Administrative Agent.  The Former Credit Facility consisted of a (i) $65,000 seven-year term loan, (ii) $15,000 delayed draw term loan, (iii) $20,000 six-year revolver loan, and (iv) $75,000 incremental term loan facility, which was uncommitted by the lenders and required additional approval at the time of request.

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

Loans under the Current Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at December 31, 2009, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Current Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Current Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2009.  The Current Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Letters of Credit

At December 31, 2009, the Company had $4,267 of outstanding letters of credit of which $3,811 were issued against the Current Credit Facility.  There was $456 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Interest Rate Swap

The Company has a $11,500 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the Former Credit Facility, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s Condensed Consolidated Statement of Operations.  At December 31, 2009, the liability resulting from the interest rate swap was included in “Other current liabilities.”  Prior to the termination of the Former Credit Facility with GE Capital, this amount was included as a component of “Long-term debt, less current portion.”

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Gain/(loss) resulting from change in fair value of interest rate swap	$608	$(367)	$(393)	$(299)

Estimated fair value – asset/(liability)	$(322)	$(930)	$(563)	$(170)

Note 9.	Other Current and Long-Term Liabilities

Other current liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Deferred revenues	$3,633	$3,280
Equity-based compensation liability	671	1,115
Interest rate swap	322	-
	$4,626	$4,395

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Deferred rent	$13,871	$15,972
Other	1,529	743
	$15,400	$16,715

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 10.	Capital Structure

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

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company’s Class A common stock on a one-for-one basis.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock will be required to be cancelled.  However, the exchange of New Class A Units for shares of the Company’s Class A common stock will not affect the Company’s Class B common stockholders' voting power since the votes represented by the cancelled shares of the Company’s Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

Pursuant to the terms of the Exchange Agreement, in December 2008, 69 New Class A Units were exchanged for 69 shares of Class A common stock and 69 shares of Class B common stock were cancelled.  In November 2009, 770 New Class A Units were exchanged for 770 shares of Class A common stock and 770 shares of Class B common stock were cancelled.  The Company received no other consideration in connection with these exchanges.

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

The following is a rollforward of activity of the Class A and B Units:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Class A Units
Class A Units at January 1, 2007	50,689	80,458
Issuance of Class A Units	-	-
Redemption of Class A Units	-	-
Class A Units at October 3, 2007	50,689	$80,458

Class B Units
Class B Units at January 1, 2007	24,162	11,515
Redemption of Class B Units	(76)	(36)
Class B Units at October 3, 2007	24,086	$11,479

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 11.	Equity-Based Compensation

Equity-based compensation with respect to (a) grants of Legacy Class C, D, E and G Units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards issued in connection with the Company’s ongoing long-term compensation program, consisting of restricted shares of Class A common stock and restricted stock units (“Ongoing RSAs”) is detailed in the table below:

	Successor
	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$6,536	$2,624	$9,160	$13,056	$5,519	$18,575
IPO Options	2,200	1,077	3,277	4,386	1,945	6,331
Ongoing RSAs	7,696	3,522	11,218	3,095	3,339	6,434
Total	$16,432	$7,223	$23,655	$20,537	$10,803	$31,340

	Successor			Predecessor
	Period from			Period from
	October 4 to			January 1 to
	December 31, 2007			October 3, 2007
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$22,575	$1,811	$24,386	$23,187	$8,241	$31,428
IPO Options	1,209	547	1,756	-	-	-
Ongoing RSAs	22	498	520	-	-	-
Total	$23,806	$2,856	$26,662	$23,187	$8,241	$31,428

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Generally, 20% of the Legacy Class E Units vest on each anniversary of the date of issuance, so long as the holder remains employed by the Company.  A select group of senior executives hold Legacy Class E Units whereby 50% of the Units time vest and 50% of the Units contain certain performance conditions for fiscal years ending 2006, 2007 and 2008.  These performance conditions have been met.  At each future reporting period, the Company will assess the probability of the likelihood that the remaining Units will become eligible to vest.  In addition, all of the time-vesting Legacy Class E Units will vest immediately upon the occurrence of a sale of the Company or a qualified liquidity event prior to the fifth anniversary of the date of issuance, so long as the holder remains employed with the Company, or, if the holder has retired, so long as the holder has not competed with the Company prior to such date.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Information with respect to the year ended December 31, 2007, equity-based compensation by Legacy Class as converted at the time of the IPO is detailed below:

Weighted
	Number of	Average
Legacy Class C Units	Awards	Fair Value
As of January 1, 2007	99	143.91
Granted	-	-
Forfeited	-	-
Unvested as of October 3, 2007	99	166.74

Awards vested during 2007	-	$-

		Weighted
	Number of	Average
Legacy Class D Units	Awards	Fair Value
As of January 1, 2007	9,852	1.38
Granted	-	-
Forfeited	-	-
Unvested as of October 3, 2007	9,852	3.06

		Weighted
	Number of	Average
Legacy Class E Units	Awards	Fair Value
As of January 1, 2007	14,503	1.38
Granted	1,272	-
Forfeited	(764)	1.53
Vested	(2,347)	3.05
Repurchased	(22)	2.46
Unvested as of October 3, 2007	12,642	3.06

Awards vested during 2007	-	$-

		Weighted
	Number of	Average
Legacy Class G Units	Awards	Fair Value
As of January 1, 2007	9,855	-
Granted	-	-
Forfeited	(519)	0.75
Vested	(154)	0.75
Unvested as of October 3, 2007	9,182	2.72

The total fair value of Class C Units vested was zero during the period from January 1 and October 3, 2007.  The total fair value of Class D Units vested was zero during the period from January 1 and October 3, 2007.  The total fair value of Class E Units vested was $7,146 during the period from January 1 and October 3, 2007.  The total fair value of Class G Units vested was $115 during the period from January 1 to October 3, 2007.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Beginning on the close of business on October 3, 2007, all Legacy Units converted to New Class A Units of D&P Acquisitions, as detailed:

	Legacy	Legacy	Legacy	Legacy
	Class C	Class D	Class E	Class G	Total
Outstanding Legacy Units as September 30, 2007	100	9,852	17,434	9,335	36,721
Converted Legacy Units	940	(7,944)	(14,202)	(7,707)	(28,913)
Total converted units at October 3, 2007	1,040	1,908	3,232	1,628	7,808
New Class A Units redeemed	(519)	(131)	(170)	(218)	(1,038)
New Class A Units forfeited	(4)	(7)	(12)	-	(23)
Outstanding New Class A Units at December 31, 2007	517	1,770	3,050	1,410	6,747
New Class A Units redeemed	-	-	-	-	-
New Class A Units forfeited	(13)	(23)	(45)	(50)	(131)
Outstanding New Class A Units at December 31, 2008	504	1,747	3,005	1,360	6,616
New Class A Units redeemed or exchanged	(484)	(1,487)	(591)	(728)	(3,290)
New Class A Units forfeited	(3)	(4)	(75)	(13)	(95)
Outstanding New Class A Units at December 31, 2009	17	256	2,339	619	3,231

Vested	17	256	1,605	68	1,946
Unvested	-	-	734	551	1,285

For a discussion of the Legacy Class A Units, Legacy Class B Units and Legacy Class F Units, see Note 10.

The Company accounts for equity-based compensation in accordance with the fair value provisions of FASB ASC 718, Compensation–Stock Compensation.  Principles of option pricing theory were used to calculate the fair value of the subject grants.  Under this methodology, the Company's various classes of Legacy Units are modeled as call options with distinct claims on the assets of the Company.  The characteristics of the Legacy Unit classes, as determined in the Company's unit grant and limited liability corporation agreements, determine the uniqueness of each Legacy Unit's claim on the Company's assets relative to each other and the other components of the Company's capital structure.  Periodic valuations were performed during 2006, at March 31, 2007, at June 30, 2007, at September 30, 2007 and at October 3, 2007 in order to properly recognize equity-based compensation.

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

The Legacy Class C, D, and E Units contain certain repurchase provisions which could result in an award being settled in cash in the event of certain types of termination scenarios.  These provisions were invoked during several repurchase instances during 2006 and the Company established a policy to repurchase Legacy Units upon these occurrences.  As a result, during 2006 and thereafter, the expense recognition for the Legacy C, D, and E Units is under variable accounting until the award is settled.

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

As of October 3, 2007, the value used for the purpose of FASB ASC 718 for the above referenced units was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of Legacy Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.

In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization.  A tax expense of $729 and $356 was recognized on the Legacy Class C units for the years ended December 31, 2009 and 2008, respectively, and a benefit of $741 in the period from October 4 to December 31, 2007.

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

During the year ended December 31, 2009, the Company issued 1,458 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  Expense is recognized based on the fair market value on the date of grant over the service period.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.  Of the 1,458 Ongoing RSAs granted, 221 awards were granted to executives on February 26, 2009 and 18 to the members of the board of directors on April 30, 2009.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives and four years for non-employee members of our board of directors.

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, Executive Officers’ annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid.  The Company has recorded equity-based compensation expense of $863, $1,541 and $498 for the years ended December 31, 2009 and 2008 and in the period from October 4 to December 31, 2007 in relation to the bonus earned in the 2009, 2008 and 2007 plan years.

Below is a summary of restricted award activity for the period from October 4 through December 31, 2009:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of October 4, 2007	-	$-	-	$-
Granted	61	19.34	-	-
Forfeited	-	-	-	-
Balance as of December 31, 2007	61	19.34	-	-
Granted	1,226	13.84	93	13.05
Exercised	-	-	-	-
Forfeited	(39)	12.87	(1)	11.98
Balance as of December 31, 2008	1,248	14.14	92	13.06
Grants of Ongoing RSAs	1,376	14.32	82	13.84
Converted to Class A common stock upon lapse of restrictions	(135)	15.52	-	-
Forfeitures	(149)	13.74	(1)	13.25
Balance as of December 31, 2009	2,340	$14.11	173	$13.43

Vested	-		-
Unvested	2,340		173

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Below is a summary of option activity for the period from October 4 through December 31, 2009:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of October 4, 2007	-	$-
Granted	2,080	7.33
Forfeited	(14)	7.33
Balance as of December 31, 2007	2,066	7.33
Granted	-	-
Exercised	(16)	7.33
Forfeited	(53)	7.33
Balance as of December 31, 2008	1,997	7.33
Exercises of IPO Options	(72)	7.33
Forfeitures	(110)	7.33
Balance as of December 31, 2009	1,815	$7.33

Vested	878
Unvested	937

Weighted average exercise price	$16.00
Weighted average remaining contractual term	7.75
Total intrinsic value of exercised options	$258
Total fair value of options vested	$6,439
Aggregate intrinsic value	$4,103
Options expected to vest	820
Aggregate intrinsic value of options expected to vest	$1,853

The Company did not grant restricted shares prior to October 4, 2007.  Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of December 31, 2009 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $21,054 at December 31, 2009.  The weighted-average period over which this is expected to be recognized is less than one year.  A tax benefit of $2,775, $2,390 and $417 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the years ended December 31, 2009 and 2008 and the period from October 4 to December 31, 2007, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 12.	Income Taxes

Components of the provision for income taxes consist of the following:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Current
Federal	$7,530	$3,076	$3,496	$18
Foreign	670	752	82	247
State and local	1,765	1,110	1,356	730
Total current expense	9,965	4,938	4,934	995

Deferred expense/(benefit)
Federal	2,354	4,879	(2,920)	-
Foreign	(372)	(318)	-	-
State and local	317	1,120	(838)	56
Total deferred expense/(benefit)	2,299	5,681	(3,758)	56

Provision for income tax expense	$12,264	$10,619	$1,176	$1,051

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

Income taxes payable were $3,661 and prepaid income taxes were $727 at December 31, 2009 and 2008, respectively.

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007

U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increase due to state and local taxes	5.6%	6.4%	3.7%	4.0%
Effect of permanent differences	4.2%	7.3%	(26.6)%	5.6%
Rate benefit as a LLC	(15.0)%	(19.6)%	(20.5)%	(34.8)%
Foreign taxes	0.7%	1.3%	(0.4)%	3.4%
Prior year provision to actual adjustment	(0.5)%	0.0%	0.0%	0.0%
Effective tax rate	30.0%	30.4%	(8.8)%	13.2%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.  Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2009	2008
Current deferred tax assets
Compensation and benefits	$5,098	$3,953
Other	718	532
Net operating losses	33	544
Total current deferred tax assets	5,849	5,029
Current deferred tax liabilities
Prepaid expenses	(946)	(711)
Other	(302)	(14)
Total current deferred tax liabilities	(1,248)	(725)
Net current deferred tax assets	4,601	4,304

Long-term deferred tax assets
Compensation and benefits	13,458	4,856
Goodwill and other intangibles	105,416	59,265
Fixed assets	232	361
Other	2,138	1,480
Credits	710	318
Net operating losses	2,191	3,051
Valuation allowance	(2,387)	(3,333)
Total long-term deferred tax assets	121,758	65,998
Long-term deferred tax liabilities
Goodwill and other intangibles	(9,474)	(4,383)
Other	(19)	(6)
Total long-term deferred tax liabilities	(9,493)	(4,389)
Net long-term deferred tax assets	112,265	61,609
Total deferred tax assets and liabilities	$116,866	$65,913
The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company.  The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards which may expire without being utilized.  These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from six years to indefinitely.  In addition, certain credit carry forwards will commence to expire in seven to 10 years unless utilized.  Based on the Company's historical taxable income and its expected future earnings, management has evaluated the uncertainty associated with booking tax benefits and has determined that the deferred tax assets, other than those offset by valuation allowances, will be realized as offsets to deferred tax liabilities and future taxable income.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2007	$288
Additional based on tax positions related to the current year	187
Additional for tax positions of prior years	27
Balance as of December 31, 2008	502
Additional based on tax positions related to the current year	78
Statute expirations	(32)
Balance as of December 31, 2009	$548

The $548 of unrecognized tax benefit would impact the effective tax rate if realized.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  The Company recognized $26, $22 and $15 of interest expense during the years ended December 31, 2009, 2008 and 2007, respectively.  There was no accrual or expense for penalties for the years ended December 31, 2009, 2008 and 2007.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 13.    Commitments and Contingencies

Commitments

The Company leases office facilities under non-cancelable operating leases that expire at various dates through 2023 and include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease.  Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property.  The Company has various leases that grant a free rent period and entitle the Company to a lease incentive.  The accompanying consolidated financial statements reflect all rent expense on a straight-line basis over the term of the leases.  In addition to office leases, the Company leases a nominal amount of equipment under operating leases that expire at various dates through 2013.

As detailed in Note 1, the Company is committed to obligations pursuant to the TRA.  The timing of payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Future minimum annual lease payments and obligations pursuant to the TRA are summarized as follows:

	Annual	Payments
	Lease	Pursuant
	Payments	to the TRA	Total
	(In thousands)
Year Ending December 31,
2010	$16,193	$4,303	$20,496
2011	15,160	5,522	20,682
2012	14,121	5,734	19,855
2013	13,131	5,951	19,082
2014	11,584	6,180	17,764
Thereafter	67,861	77,711	145,572

Total rental expense for operating leases is summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Rental expense	$14,851	$14,555	$3,567	$10,022

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 14.     Related Party Transactions

Lovell Minnick Partners

In conjunction with the May 2009 Follow-On Offering, the Company redeemed 1,900 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners, a shareholder of the Company, at a price per unit equal to the public offering price or an aggregate amount of $28,025.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Successor		Predecessor
			Period from
	Year Ended	Year Ended	January 1 to
	December 31,	December 31,	October 3,
	2009	2008	2007
	(In thousands)
Distributions for taxes	$5,101	$2,347	$6,979
Other distributions	542	-	-
Payments pursuant to the TRA	743	190	-
	$6,386	$2,537	$6,979

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 1.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $512 of revenues resulting from the engagement during the years ended December 31, 2008.

Two managing directors of Lovell Minnick Partners serve as independent directors on the Company’s board of directors.

Vestar Capital Partners

In conjunction with the May 2009 Follow-On Offering, the Company redeemed 1,600 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners, a shareholder of the Company, at a price per unit equal to the public offering price or an aggregate amount of $23,600.  Included in this amount were payments to Noah Gottdiener, Chairman and Chief Executive Officer, Gerard Creagh, President, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners.  As a result, Messrs. Gottdiener, Creagh and Krueger each received $53, $53 and $42, respectively, as a result of such redemptions.

During 2007, the Company paid advisory and management fees to a limited liability company managed by Vestar Capital Partners.  The total of such fees included in selling, general and administrative expenses totaled $638 for the period from January 1 to October 3, 2007.  The fees were discontinued in October 2007 upon completion of the IPO and related transactions.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Successor		Predecessor
			Period from
	Year Ended	Year Ended	January 1 to
	December 31,	December 31,	October 3,
	2009	2008	2007
	(In thousands)
Distributions for taxes	$6,388	$3,145	$7,977
Other distributions	754	-	-
Payments pursuant to
the Tax Receivable Agreement	1,250	320	-
	$8,392	$3,465	$7,977

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 1.

A managing director of Vestar Capital Partners serves as an independent director on the Company’s board of directors.

Shinsei Bank

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

Company contributions to the 401(k) Plan is included as components of (i) compensation and benefits of direct client service costs and (ii) selling, general and administrative expenses in the Company’s consolidated statements of operations and are summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Contributions to 401(k) Plan	$5,030	$5,127	$972	$3,188

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

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value approximated fair value at December 31, 2009.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	December 31,	December 31,
	2009	2008
Fair market value of investments in rabbi trust(1)	$17,807	$7,946
Payable to participants of the plan	18,051	8,479
                                                   ________________
(1)
The fair market value of investments in rabbi trust held in conjunction with the deferred compensation plan exclude approximately $251 which is included in cash and cash equivalents at December 31, 2009.

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in “Liability related to deferred compensation plan” on the Consolidated Balance Sheet.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

Note 16.     Regulated Subsidiaries

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC’s “Uniform Net Capital Rule,” Rule 15c3-1.  At December 31, 2009, Securities reported net capital of $6,544 which was $6,478 in excess of its net capital requirement of $66.  At December 31, 2008, Securities reported net capital of $4,072 which was $3,461 in excess of its net capital requirement of $611.  Securities had no aggregate indebtedness at December 31, 2009 or 2008.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, authorized and regulated by the Financial Services Authority.  Securities Ltd. is currently registered in England and Wales.  At December 31, 2009, the entity reported net capital of UK£188 (approximately $299) which was UK£144 (approximately $229) in excess of its net capital requirement of UK£44 (approximately $70).  At December 31, 2008, the entity reported net capital of UK£267 (approximately $386) which was UK£223 (approximately $323) in excess of its net capital requirement of UK£44 (approximately $63).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 17.     Segment Information

Prior to January 1, 2009, the Company provided services through two segments:  Financial Advisory and Investment Banking.  Effective January 1, 2009, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.  As a result, the Corporate Finance Consulting business, previously part of Financial Advisory, became a third segment.  Segment results for the periods presented have been recast to reflect the three reporting segment structure.

The Financial Advisory segment provides services related to the Company’s valuation advisory, tax services, and dispute and legal management consulting business units; the revenue model associated with this segment is generally based on time and materials.  The Corporate Finance Consulting segment provides services related to portfolio valuation, financial engineering, strategic value advisory and due diligence; the revenue model associated with this segment is generally based on time and materials.  The Investment Banking segment provides services related to the Company’s global restructuring advisory, transaction opinions and merger & acquisition (“M&A”) advisory business units; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
Financial Advisory
Revenues (excluding reimbursables)	$233,632	$253,169	$57,656	$160,585
Segment operating income	37,557	42,816	9,851	25,973
Segment operating income margin	16.1%	16.9%	17.1%	16.2%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$62,956	$56,494	$11,165	$30,163
Segment operating income	13,854	13,220	2,326	5,024
Segment operating income margin	22.0%	23.4%	20.8%	16.7%

Investment Banking
Revenues (excluding reimbursables)	$74,315	$71,813	$19,062	$62,527
Segment operating income	15,233	17,673	3,959	21,705
Segment operating income margin	20.5%	24.6%	20.8%	34.7%

Total
Revenues (excluding reimbursables)	$370,903	$381,476	$87,883	$253,275

Segment operating income	$66,644	$73,709	$16,136	$52,702
Net client reimbursable expenses	(75)	(77)	238	(133)
Equity-based compensation associated
with Legacy Units and IPO options	(12,437)	(24,906)	(26,142)	(31,428)
Depreciation and amortization	(10,244)	(9,816)	(2,384)	(6,754)
Acquisition retention expense	-	(793)	(217)	(2,035)
Operating income/(loss)	$43,888	$38,117	$(12,369)	$12,352

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the year ended December 31, 2009 and 2008, the Financial Advisory segment (primarily valuation advisory services) recognized revenues of $11,533 and $16,553 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily portfolio valuation services), respectively.

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Successor			Predecessor
			Period from	Period from
	Year Ended	Year Ended	October 4 to	January 1 to
	December 31,	December 31,	December 31,	October 3,
	2009	2008	2007	2007
United States	$331,974	$342,003	$78,313	$239,017
Europe	33,400	34,596	8,644	13,036
Asia	5,529	4,877	926	1,222
Total	$370,903	$381,476	$87,883	$253,275

There were no inter-segment revenues during the three years ended December 31, 2009.  Long-lived assets attributable to international operations totaled $1,881 and $2,617 at December 31, 2009 and 2008, respectively.  The Company does not maintain separate balance sheet information by segment.

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

	Successor
	Year Ended December 31, 2009
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Revenues	$370,903	$98,345	$93,240	$90,053	$89,265
Reimbursable expenses	11,083	3,026	3,394	2,626	2,037
Total revenues	381,986	101,371	96,634	92,679	91,302
Operating income	$43,888	$14,069	$10,711	$9,757	$9,351
Net income	28,668	9,300	7,588	5,199	6,581
Net income attributable
to Duff & Phelps Corporation	11,568	4,617	3,452	1,734	1,765

Weighted average shares of
Class A common stock outstanding:
Basic	19,013	23,451	21,625	17,356	13,479
Diluted	19,795	24,375	22,448	18,111	13,973

Net income per share attributable to
stockholders of Class A common stock
of Duff & Phelps Corporation:
Basic	$0.57	$0.18	$0.15	$0.10	$0.12
Diluted	0.54	0.18	0.14	0.09	0.11

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Successor
	Year Ended December 31, 2008
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Revenues	$381,476	$94,208	$96,314	$97,801	$93,153
Reimbursable expenses	10,546	2,600	2,781	2,837	2,328
Total revenues	392,022	96,808	99,095	100,638	95,481
Operating income	$38,117	$13,919	$4,402	$9,759	$10,037
Net income	24,293	8,261	2,317	7,023	6,692
Net income attributable
to Duff & Phelps Corporation	5,225	2,397	153	1,260	1,415

Weighted average shares of
Class A common stock outstanding:
Basic	13,225	13,403	13,299	13,134	13,064
Diluted	13,501	13,805	13,673	13,430	13,064

Net income per share attributable to
stockholders of Class A common stock
of Duff & Phelps Corporation:
Basic	$0.37	$0.16	$0.01	$0.09	$0.11
Diluted	0.36	0.16	0.01	0.09	0.11

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 19.     Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, management of the Company has evaluated subsequent events.

SCHEDULE II

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except per share amounts)

		Additions
		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts(1)	Deductions(2)	Balance
Allowance for doubtful accounts
Successor
Year ended December 31, 2009	$1,701	$2,386	$722	(3,119)	$1,690
Year ended December 31, 2008	1,881	1,604	1,995	(3,779)	1,701
Period from October 4 to December 31, 2007	2,146	450	530	(1,245)	1,881

Predecessor
Period from January 1 to October 3, 2007	1,856	266	887	(863)	2,146
____________________
(1)	Fee adjustments recorded as a reduction to revenue.
(2)	Uncollectible accounts written off, recoveries of billed accounts receivable and fee adjustments recorded against the allowance.

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

10.1
Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2009).

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

10.5
First Amendment to the Exchange Agreement, dated as of October 5, 2009, by and among Duff & Phelps Acquisitions, LLC, Lovell Minnick Equity Partners LP, LM Duff Holdings, LLC, Vestar Capital Partners IV, L.P., Vestar/D&P Holdings, LLC and the other Amending Members as set forth in the Amendment (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2009).

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

10.11	Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.12
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

10.18
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