Form 10-Q
period 2010-03-31
Duff & Phelps Corp
filed 2010-04-30
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 28,624,014 as of April 16, 2010.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 12,945,489 as of April 16, 2010.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$89,164	$89,265
Reimbursable expenses	2,798	2,037
Total revenues	91,962	91,302

Direct client service costs
Compensation and benefits (includes $3,717 and $4,262
of equity-based compensation for the three months ended
March 31, 2010 and 2009, respectively)	48,598	51,130
Other direct client service costs	2,605	1,304
Reimbursable expenses	2,854	2,015
	54,057	54,449

Operating expenses
Selling, general and administrative (includes $1,453 and $1,892 of equity-based compensation for the three months ended
March 31, 2010 and 2009, respectively)	23,467	24,940
Depreciation and amortization	2,493	2,562
Charge from impairment of certain intangible assets (Note 10)	674	-
	26,634	27,502

Operating income	11,271	9,351

Other expense, net
Interest income	(24)	(14)
Interest expense	92	655
Other (income)/expense	(15)	17
	53	658

Income before income taxes	11,218	8,693

Provision for income taxes	3,650	2,112

Net income	7,568	6,581

Less: Net income attributable to noncontrolling interest	3,295	4,816

Net income attributable to Duff & Phelps Corporation	$4,273	$1,765

Weighted average shares of Class A common stock outstanding
Basic	24,986	13,479
Diluted	25,780	13,973

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.16	$0.12
Diluted	$0.16	$0.11

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$89,979	$107,311
Accounts receivable (net of allowance for doubtful accounts
of $1,346 at March 31, 2010 and $1,690 at December 31, 2009)	52,285	55,079
Unbilled services	25,226	22,456
Prepaid expenses and other current assets	7,696	6,100
Net deferred income taxes, current	70	4,601
Total current assets	175,256	195,547

Property and equipment (net of accumulated depreciation
of $21,876 at March 31, 2010 and $20,621 at December 31, 2009)	28,897	27,413
Goodwill	122,879	122,876
Intangible assets (net of accumulated amortization
of $17,759 at March 31, 2010 and $16,881 at December 31, 2009)	26,355	27,907
Other assets	3,054	3,218
Investments related to deferred compensation plan (Note 9)	20,400	17,807
Net deferred income taxes, non-current	112,220	112,265
Total non-current assets	313,805	311,486

Total assets	$489,061	$507,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,520	$2,459
Accrued expenses	7,215	11,609
Accrued compensation and benefits	9,168	35,730
Current portion of liability related to deferred compensation plan (Note 9)	411	-
Deferred revenues	4,318	3,633
Other current liabilities	223	993
Current portion due to noncontrolling unitholders	4,303	4,303
Total current liabilities	29,158	58,727

Liability related to deferred compensation plan, less current portion (Note 9)	21,358	18,051
Other long-term liabilities	15,585	15,400
Due to noncontrolling unitholders, less current portion	101,257	101,098
Total non-current liabilities	138,200	134,549

Total liabilities	167,358	193,276

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 28,621 and
27,290 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	286	273
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 12,945 and
12,974 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	1	1
Additional paid-in capital	213,951	207,210
Accumulated other comprehensive income/(loss)	(338)	693
Retained earnings	9,565	6,709
Total stockholders' equity of Duff & Phelps Corporation	223,465	214,886
Noncontrolling interest	98,238	98,871
Total stockholders' equity	321,703	313,757
Total liabilities and stockholders' equity	$489,061	$507,033

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$7,568	$6,581

Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,493	2,562
Equity-based compensation	5,170	6,154
Bad debt expense	600	464
Net deferred income taxes	4,734	2,583
Charge from impairment of certain intangible assets	674	-
Other	277	(234)
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	2,194	1,539
Unbilled services	(2,770)	(12,577)
Prepaid expenses and other current assets	222	132
Other assets	503	2,701
Accounts payable and accrued expenses	(5,488)	(651)
Accrued compensation and benefits	(22,706)	(22,729)
Deferred revenues	685	(66)
Other liabilities	(649)	-
Net cash used in operating activities	(6,493)	(13,541)

Cash flows from investing activities:
Purchase of property and equipment	(1,518)	(2,108)
Business acquisitions, net of cash acquired	(481)	-
Purchase of investments for deferred compensation plan	(2,975)	(5,684)
Net cash used in investing activities	(4,974)	(7,792)

Cash flows from financing activities:
Proceeds from exercises of IPO Options	28	80
Distributions and other payments to noncontrolling unitholders	(1,343)	(8,847)
Dividends	(1,403)	-
Repurchases of Class A common stock	(1,618)	(603)
Repayments of debt	-	(198)
Other	(3)	-
Net cash used in financing activities	(4,339)	(9,568)

Effect of exchange rate on cash and cash equivalents	(1,526)	(1,104)

Net decrease in cash and cash equivalents	(17,332)	(32,005)
Cash and cash equivalents at beginning of period	107,311	81,381
Cash and cash equivalents at end of period	$89,979	$49,376

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total							Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the three months ended March 31, 2010	7,568	$7,568	-	-	-	-	-	-	4,273	3,295
Currency translation adjustment	(1,525)	(1,525)	-	-	-	-	-	(1,037)	-	(488)
Amortization of post-retirement benefits	12	12	-	-	-	-	-	8	-	4
Total comprehensive income	6,055	6,055	-	-	-	-	-	(1,029)	4,273	2,811

Sale of Class A common stock	(3)		-	-	-	-	(3)	-	-	-
Issuance of Class A common stock for acquisitions	322		19	-	-	-	222	-	-	100
Exchange of New Class A Units	-		22	-	(22)	-	-	-	-	-
Net issuance of restricted stock awards	(1,603)		1,352	14	-	-	(1,108)	-	-	(509)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	34		-	-	-	-	34	-	-	-
Issuance for exercise of IPO Options	18		1	-	-	-	12	-	-	6
Forfeitures	(1)		(63)	(1)	(7)	-	-	-	-	-
Equity-based compensation	5,755		-	-	-	-	3,923	-	-	1,832
Income tax benefit on equity-based compensation	72		-	-	-	-	72	-	-	-
Distributions to noncontrolling unitholders	(1,343)		-	-	-	-	(917)	-	-	(426)
Change in ownership interests between periods	-		-	-	-	-	4,031	(2)	-	(4,029)
Deferred tax asset effective tax rate conversion	57		-	-	-	-	475	-	-	(418)
Dividends on Class A common stock	(1,417)		-	-	-	-	-	-	(1,417)	-
Balance as of March 31, 2010	$321,703		28,621	$286	12,945	$1	$213,951	$(338)	$9,565	$98,238

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
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

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services.  Its mission is to help its clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  The Company believes that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  The Company serves a global client base through offices in 23 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and six international offices located in Amsterdam, London, Munich, Paris, Shanghai and Tokyo.

Note 2   -   BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting, and include all adjustments which are, in the opinion of management, necessary for a fair presentation.  The financial statements require the use of management estimates and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by accounting principles generally accepted in the United States of America (“GAAP”).  References to the “Company,” “its” and “itself,” refer to Duff & Phelps Corporation and its subsidiaries, unless the context requires otherwise.

The balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by (“GAAP”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition–Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented.  The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

Critical Accounting Policies

There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2009.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3   -   NONCONTROLLING INTEREST

The Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company’s economic interest in D&P Acquisitions totaled 68.9% at March 31, 2010.  The noncontrolling unitholders’ interest in D&P Acquisitions totaled 31.1% at March 31, 2010.

Net income attributable to the noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total units of D&P Acquisitions owned by such unitholders (“New Class A Units”).  The ownership of the New Class A Units is summarized as follows:

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	19	-	19
Exchange to Class A common stock	22	(22)	-
Issuance for exercises of IPO Options	1	-	1
Net issuance of restricted stock awards	1,352	-	1,352
Forfeitures	(63)	(7)	(70)
March 31, 2010	28,621	12,945	41,566

Percent of total
December 31, 2009	67.8%	32.2%	100%
March 31, 2010	68.9%	31.1%	100%

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Income before income taxes	$11,218	$8,693
Less: provision for income taxes for entities
other than Duff & Phelps Corporation(a)(b)	(920)	(357)

Income before income taxes, as adjusted	10,298	8,336
Ownership percentage of noncontrolling interest(d)	32.0%	57.8%
Net income attributable to noncontrolling interest	3,295	4,816

Income before income taxes, as adjusted, attributable
to Duff & Phelps Corporation	7,003	3,520
Less: provision for income taxes of Duff & Phelps
Corporation(a)(c)	(2,730)	(1,755)

Net income attributable to Duff & Phelps Corporation	$4,273	$1,765

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $3,650 and $2,112 for the three months ended March 31, 2010 and 2009, respectively.

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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Distributions for taxes	$608	$8,847
Other distributions	735	-
Payments pursuant to
the Tax Receivable Agreement	-	-
	$1,343	$8,847

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  The decrease in tax distributions between periods primarily resulted from the timing of quarterly payments.  During the three months ended March 31, 2009, the estimated distributions represent each member’s estimated tax liability from taxable income of D&P acquisitions during the fourth quarter of 2008.  The corresponding distribution to members for taxable income of D&P acquisitions during the fourth quarter of 2009 was primarily made during the three months ended December 31, 2009.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Other distributions
During the three months ended March 31, 2010, the Company distributed $735 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record on March 16, 2010, holders of New Class A Units received a $0.05 distribution per vested unit.  This amount totaled $573 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, an amount of $0.05 per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the three months ended March 31, 2010, the Company distributed $162 to members whose units vested during 2009.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of March 31, 2010, the Company recorded a liability of $105,560, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $4,303 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the TRA, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the TRA are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

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

Our restricted stock awards are considered participating securities as they receive non-forfeitable dividends at the same rate as our common stock.  The computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of our unvested restricted stock.  Accordingly, the effect of the allocation reduces earnings available for common stockholders.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$4,273	$1,765
Earnings allocated to participating securities	(269)	(194)
Earnings available for common stockholders	$4,004	$1,571

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	24,986	13,479

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	24,986	13,479
Add dilutive effect of the following:
Restricted stock awards and units	794	494
Assumed conversion of New Class A Units for Class A common stock(a)	-	-
Dilutive weighted average shares of Class A common stock	25,780	13,973

Basic income per share of Class A common stock	$0.16	$0.12

Diluted income per share of Class A common stock	$0.16	$0.11

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	12,966	20,889
Weighted average IPO Options outstanding	1,812	1,993

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  5  -   EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Equity-based compensation with respect to (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$265	$332	$597	$1,698	$640	$2,338
IPO Options	333	153	486	633	282	915
Ongoing RSAs	3,119	968	4,087	1,931	970	2,901
Total	$3,717	$1,453	$5,170	$4,262	$1,892	$6,154

Restricted stock awards and restricted stock units are granted as a form of incentive compensation and are accounted for similarly.  Corresponding expense is recognized based on the fair market value of the Company’s Class A common stock on the date of grant over the service period.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

During the three months ended March 31, 2010, the Company issued 1,594 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,594 Ongoing RSAs granted, 120 awards were granted to executives on March 10, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Below is a summary of restricted award activity during the three months ended March 31, 2010:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2009	2,340	$14.11	173	$13.43
Granted	1,447	17.00	147	17.00
Converted to Class A common stock
upon lapse of restrictions	(211)	16.57	-	-
Forfeited	(63)	14.21	-	-
Balance as of March 31, 2010	3,513	$15.19	320	$15.32

Vested	-		-
Unvested	3,513		320

Below is a summary of option activity during the three months ended March 31, 2010:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of December 31, 2009	1,815	$7.33
Granted	-	-
Exercised	(1)	7.33
Forfeited	(13)	7.33
Balance as of March 31, 2010	1,801	$7.33

Vested	876
Unvested	925

Weighted average exercise price	$16.00
Weighted average remaining contractual term	7.50
Total intrinsic value of exercised options	$2
Total fair value of options vested	$6,420
Aggregate intrinsic value	$1,333
Options expected to vest	1,686
Aggregate intrinsic value of options expected to vest	$1,248

Forfeitures for Legacy Units, IPO Options and Ongoing RSAs are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of March 31, 2010 based on historical experience and future expectations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the three months ended March 31, 2010:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2009	3,231
Forfeited	(7)
Exchanged	(22)
Balance as of March 31, 2010	3,202

Vested	1,975
Unvested	1,227

The total unamortized compensation cost related to all non-vested awards was $35,482 at March 31, 2010.  The period over which this expense is expected to be recognized is approximately three years; the weighted-average period over which this is expected to be recognized is approximately 1.8 years.  A tax benefit of $229 and $439 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the three months ended March 31, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6   -   FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with
deferred compensation plan(1)(2)	$-	$20,400	$-	$20,400
Total assets	$-	$20,400	$-	$20,400

Benefits payable in conjunction with
deferred compensation plan(1)	$-	$21,769	$-	$21,769
Interest rate swap(3)	-	197	-	197
Total liabilities	$-	$21,966	$-	$21,966

(1)
The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets.  Changes in the fair value of the investments are recognized as an increase or decrease in compensation expense.  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense.  The net impact of changes in fair value is not material.  The deferred compensation plan is further discussed in Note 9.

(2)
Investments held in conjunction with the deferred compensation plan exclude approximately $1,175 which is included in “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheet at March 31, 2010.

(3)	The fair value of the interest rate swap was based on quoted prices for similar assets or liabilities in active markets. The Company’s interest rate swap is further discussed in Note 7.

The Company does not have any material financial assets in a market that is not active.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  7  -    LONG-TERM DEBT

On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto ("Credit Agreement"), providing for a $30,000 senior secured revolving credit facility (“Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

There were no amounts outstanding under the Credit Facility at March 31, 2010 or through the filing date of this Quarterly Report on Form 10-Q.  As of March 31, 2010, the Company had $4,237 of outstanding letters of credit of which $3,810 were issued against the Credit Facility.  There was $427 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at March 31, 2010, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Interest Rate Swap

The Company has a $8,500 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the Company’s former credit facility with General Electric Capital Corporation, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s operations.  At March 31, 2010, the liability resulting from the interest rate swap was included in “Other current liabilities.”

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Three Months Ended
	March 31,	March 31,
	2010	2009
Gain resulting from change
in fair value of interest rate swap	$125	$191

Estimated fair value – (liability)	$(197)	$(739)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  8  -    INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Provision for income taxes	$3,650	$2,112
Effective income tax rate	32.5%	24.3%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2009	$548
Additional based on tax positions related to the current year	34
Balance as of March 31, 2010	$582

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

The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees.  This plan is detailed further in our Annual Report on Form 10-K for the year ended December 31, 2009.

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value approximates fair value.

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	March 31,	December 31,
	2010	2009
Fair market value of investments in rabbi trust	$20,400	$17,807
Payable to participants of the plan	21,769	18,051

(1)
The fair market value of investments in rabbi trust held in conjunction with the deferred compensation plan excludes approximately $1,175 and $251 which is included in cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively.

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in “Current portion of liability related to deferred compensation plan” and “Liability related to deferred compensation plan, less current portion” on the Condensed Consolidated Balance Sheets.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

Note 10  -  IMPAIRMENT OF CERTAIN INTANGIBLE ASSETS

The impairment of certain intangible assets resulted from a one-time charge incurred to impair certain intangible assets that originated from our acquisition of World Tax Services US, LLC (“WTS”) in July 2008.  WTS operated as part of the Financial Advisory segment.  The impairment resulted from the departure of the two managing directors who ran the practice and associated staff in March 2010.

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

The Company provides services through three segments:  Financial Advisory, Corporate Finance Consulting and Investment Banking.  The Financial Advisory segment provides services associated with valuation advisory, tax, and dispute and legal management consulting.  The Corporate Finance Consulting segment provides services related to portfolio valuation, financial engineering, strategic value advisory and due diligence.  The Investment Banking segment provides restructuring advisory services, transaction opinions, and merger and acquisition advisory services.

	Three Months Ended
	March 31,	March 31,
	2010	2009
Financial Advisory
Revenues (excluding reimbursables)	$53,882	$60,891
Segment operating income	7,538	10,349
Segment operating income margin	14.0%	17.0%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,936	$14,616
Segment operating income	2,982	3,252
Segment operating income margin	20.0%	22.2%

Investment Banking
Revenues (excluding reimbursables)	$20,346	$13,758
Segment operating income	5,057	1,543
Segment operating income margin	24.9%	11.2%

Total
Revenues (excluding reimbursables)	$89,164	$89,265

Segment operating income	$15,577	$15,144
Net client reimbursable expenses	(56)	22
Equity-based compensation from Legacy Units and IPO Options	(1,083)	(3,253)
Depreciation and amortization	(2,493)	(2,562)
Charge from impairment of certain intangible assets	(674)	-
Operating income	$11,271	$9,351

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
United States	$77,071	$81,367
Europe	11,208	6,823
Asia	885	1,075
Revenues (excluding reimbursables)	$89,164	$89,265

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,945 and $4,322 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the three months ended March 31, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13  -  RELATED PARTY TRANSACTIONS

Lovell Minnick Partners

Entities affiliated with Lovell Minnick Partners are holders of Class B common stock and an equivalent number of New Class A Units.  Two managing directors of Lovell Minnick Partners serve as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Distributions for taxes	$59	$2,361
Other distributions	181	-
Payments pursuant to the TRA	-	-
	$240	$2,361

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $31 of revenues resulting from the engagement during the three months ended March 31, 2010.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units.  A managing director of Vestar Capital Partners serves as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Distributions for taxes	$74	$2,846
Other distributions	251	-
Payments pursuant to the TRA	-	-
	$325	$2,846

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 3.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 14  -  SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, management of the Company evaluated subsequent events.

Departure of Directors or Certain Officers

On April 22, 2010, the Company announced certain management changes, including that Gerard Creagh, president, will leave the Company to pursue other interests.  Noah Gottdiener, chairman and chief executive officer of the Company, will be assuming the additional role of president.  Mr. Creagh will not stand for election at the Company’s upcoming annual meeting of stockholders.  The Company estimates that it will incur a one-time charge associated with these changes of approximately $3,700 in its second quarter of 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards.

Declaration of Quarterly Dividend

On April 29, 2010, the Company announced that its board of directors had declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock.  The dividend is payable on May 28, 2010 to shareholders of record on May 18, 2010.  Concurrently with the payment of the dividend, the Company will be distributing $0.06 per unit to holders of New Class A Units.

Authorization of Stock Repurchase Program

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50.0 million of its outstanding common stock.  Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management.  The purchases will be funded from existing cash balances.

This program does not obligate the Company to acquire any particular amount of common stock.  The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s  business, current stock price, market conditions and other factors.  The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 and any subsequent filings of our Quarterly Reports on Form 10-Q.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the Securities and Exchange Commission.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from these estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,
•	accounts receivable and unbilled services valuation,
•	incentive compensation and other accrued benefits,
•	useful lives of intangible assets,
•	the carrying value of goodwill and intangible assets,
•	amounts due to noncontrolling unitholders,
•	reserves for estimated tax liabilities,
•	contingent liabilities,
•	certain estimates and assumptions used in the allocation of revenues and expenses for our segment reporting, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2009.  During the three months ended March 31, 2009, there were no significant changes to our critical accounting policies and estimates.

Results of Operations

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

We provide services through three segments:  Financial Advisory, Corporate Finance Consulting and Investment Banking.

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).  The IPO, Recapitalization Transactions and the Company’s capital structure are further detailed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Three months ended March 31, 2010 versus three months ended March 31, 2009

The results of operations are summarized as follows:

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2010	2009	Change	Change
Revenues	$89,164	$89,265	$(101)	(0.1)%
Reimbursable expenses	2,798	2,037	761	37.4%
Total revenues	91,962	91,302	660	0.7%

Direct client service costs
Compensation and benefits(1)	48,598	51,130	(2,532)	(5.0)%
Other direct client service costs	2,605	1,304	1,301	99.8%
Reimbursable expenses	2,854	2,015	839	41.6%
	54,057	54,449	(392)	(0.7)%

Operating expenses
Selling, general and administrative(2)	23,467	24,940	(1,473)	(5.9)%
Depreciation and amortization	2,493	2,562	(69)	(2.7)%
Charge from impairment of certain intangible assets	674	-	674	-
	26,634	27,502	(868)	(3.2)%

Operating income	11,271	9,351	1,920	20.5%

Other expense, net
Interest income	(24)	(14)	(10)	71.4%
Interest expense	92	655	(563)	(86.0)%
Other (income)/expense	(15)	17	(32)	(188.2)%
	53	658	(605)	(91.9)%

Income before income taxes	11,218	8,693	2,525	29.0%

Provision for income taxes	3,650	2,112	1,538	72.8%

Net income	7,568	6,581	987	15.0%

Less: Net income attributable to noncontrolling interest	3,295	4,816	(1,521)	(31.6)%

Net income attributable to Duff & Phelps Corporation	$4,273	$1,765	$2,508	142.1%

Other financial and operating data

Adjusted EBITDA(3)	$15,521	$15,166	$355	2.3%

Adjusted EBITDA(3) as a percentage of revenues	17.4%	17.0%	0.4%	2.5%

End of period managing directors	158	169	(11)	(6.5)%

End of period client service professionals	830	948	(118)	(12.4)%

(1)	Compensation and benefits include $3,717 and $4,262 of equity-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

(2)	Selling, general and administrative expenses include $1,453 and $1,892 of equity-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.

(3)	Adjusted EBITDA is a non-GAAP financial measure and is calculated as follows:

Reconciliation of Adjusted EBITDA

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues (excluding client reimbursables)	$89,164	$89,265

Net income attributable to Duff & Phelps Corporation	$4,273	$1,765
Net income attributable to noncontrolling interest	3,295	4,816
Provision for income taxes	3,650	2,112
Other expense, net	53	658
Depreciation and amortization	2,493	2,562
Charge from impairment of certain intangible assets	674	-
Equity-based compensation associated with Legacy Units and IPO Options	1,083	3,253
Adjusted EBITDA	$15,521	$15,166
Adjusted EBITDA as a percentage of revenues	17.4%	17.0%

Adjusted EBITDA is a non-GAAP financial measure.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss attributable to Duff & Phelps Corporation for (a) net income or loss attributable to noncontrolling interest, (b) provision for income taxes, (c) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (d) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain one-time grants associated with acquisitions prior to our IPO, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”), and (e) impairment charges, acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions.

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the this period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that determines the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense, net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) acquisition retention expenses, and (h) merger and acquisition costs.

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

Overview

As we enter what appears to be a period of economic recovery, we are beginning to see modest improvements in certain areas of our business.  Certain of our services typically correlated to the volume of M&A transactions have seen recent improvements over the corresponding prior year quarter, including revenues from M&A advisory, transaction opinions and due diligence.  Although demand for valuation advisory services has decreased when compared to the corresponding prior year quarter, these services have begun to show sequential improvement since late 2009.  In addition, revenues from global restructuring advisory have continued to increase over the corresponding prior year quarter.  Overall, we believe that revenue and earnings for the quarter demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues.

Revenues

Revenues excluding reimbursable expenses decreased $101 or 0.1% to $89,164 for the three months ended March 31, 2010, compared to $89,265 for the three months ended March 31, 2009.  The decrease in revenues primarily resulted from an 11.5% decrease in revenues from our Financial Advisory segment.  These decreases were partially offset by a 47.9% increase in revenues from our Investment Banking segment and a 2.2% increase in revenues from our Corporate Finance Consulting segment, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$35,020	$40,370	$(5,350)	(13.3)%
Tax Services	9,447	10,878	(1,431)	(13.2)%
Dispute & Legal Management Consulting	9,415	9,643	(228)	(2.4)%
	53,882	60,891	(7,009)	(11.5)%

Corporate Finance Consulting
Portfolio Valuation	5,482	6,295	(813)	(12.9)%
Financial Engineering	4,126	4,148	(22)	(0.5)%
Strategic Value Advisory	3,158	2,620	538	20.5%
Due Diligence	2,170	1,553	617	39.7%
	14,936	14,616	320	2.2%

Investment Banking
Global Restructuring Advisory	9,841	5,578	4,263	76.4%
Transaction Opinions	6,823	6,101	722	11.8%
M&A Advisory	3,682	2,079	1,603	77.1%
	20,346	13,758	6,588	47.9%
Total Revenues (excluding reimbursables)	$89,164	$89,265	$(101)	(0.1)%

Our Financial Advisory segment was impacted by lower revenues from valuation advisory and to a lesser extent tax services.  Services within valuation advisory were impacted by a reduction of goodwill impairment testing due to improvement in the overall economic environment and a lower volume of real estate valuation activity, partially offset by an increase in revenues from purchase price allocations from an increase in M&A activity.  The decrease in revenues from tax services primarily resulted from lower revenues from transactional tax and tax compliance due to the departure of staff principally affiliated with our acquisition of World Tax Services US, LLC (“WTS”) in July 2008.  Portfolio valuation decreased from the timing of workflow on several key engagements.  Decreases in Financial Advisory and portfolio valuation were partially offset by increases in revenues from global restructuring advisory, M&A advisory, transaction opinions and due diligence.

Our client service headcount decreased to 830 client service professionals at March 31, 2010, compared to 878 client service professionals at December 31, 2009.  This decrease resulted from targeted reductions and attrition primarily in our Financial Advisory segment and to a lesser extent in our Corporate Finance Consulting segment.

Direct Client Service Costs

Direct client service costs decreased $392 or 0.7% to $54,057 for the three months ended March 31, 2010, compared to $54,449 for the three months ended March 31, 2009.  Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.  The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

Direct Client S ervice Costs

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues (excluding reimbursables)	$89,164	$89,265

Total direct client service costs	$54,057	$54,449
Less: equity-based compensation associated
with Legacy Units and IPO Options	(598)	(2,331)
Less: reimbursable expenses	(2,854)	(2,015)
Direct client service costs, as adjusted	$50,605	$50,103

Direct client service costs, as adjusted,
as a percentage of revenues	56.8%	56.1%

Direct client service costs, as adjusted, increased between periods.  Higher equity-compensation expense from incremental grants of Ongoing RSAs and higher accrued compensation were partially offset by lower compensation and benefits from the reduction in headcount between periods.

In aggregate, equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options and changes in estimates of forfeiture rates, partially offset by an increase in expense from grants of Ongoing RSAs.

Operating Expenses

Operating expenses decreased $868 or 3.2% to $26,634 for the three months ended March 31, 2010, compared to $27,502 for the three months ended March 31, 2009.  The decrease in operating expenses resulted from a $1,473 or 5.9% decrease in selling, general and administrative expenses, partially offset by a $674 one-time charge from the impairment of certain intangible assets that originated from our acquisition of WTS in July 2008.  The impairment resulted from the departure of the two managing directors who ran this group and associated staff in March 2010.  WTS operated as part of our Financial Advisory segment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, and a charge to impair certain intangible assets:

Operating Expenses

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues (excluding reimbursables)	$89,164	$89,265

Total operating expenses	$26,634	$27,502
Less: equity-based compensation associated
with Legacy Units and IPO Options	(485)	(922)
Less: depreciation and amortization	(2,493)	(2,562)
Less: charge to impair certain intangible assets	(674)	-
Operating expenses, as adjusted	$22,982	$24,018

Operating expenses, as adjusted,
as a percentage of revenues	25.8%	26.9%

Operating expenses, as adjusted, decreased between periods primarily from lower professional fees and other general expenses.

In aggregate, equity-based compensation decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options and changes in estimates of forfeiture rates.

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation in May 2009.

Provision for Income Taxes

The provision for income taxes was $3,650 or 32.5% of income before income taxes for the three months ended March 31, 2010, compared to $2,112 or 24.3% of income before income taxes for the three months ended March 31, 2009.  The U.S. statutory income tax rate of 35% was decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.  The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 31.1% and 56.8% at March 31, 2010 and 2009, respectively.

Segment Results – Three months ended March 31, 2010 versus three months ended March 31, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$53,882	$60,891	$(7,009)	(11.5)%
Segment operating income	$7,538	$10,349	$(2,811)	(27.2)%
Segment operating income margin	14.0%	17.0%	(3.0)%	(17.7)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$14,936	$14,616	$320	2.2%
Segment operating income	$2,982	$3,252	$(270)	(8.3)%
Segment operating income margin	20.0%	22.2%	(2.2)%	(9.9)%

Investment Banking
Revenues (excluding reimbursables)	$20,346	$13,758	$6,588	47.9%
Segment operating income	$5,057	$1,543	$3,514	227.7%
Segment operating income margin	24.9%	11.2%	13.7%	121.4%

Total
Revenues (excluding reimbursables)	$89,164	$89,265

Segment operating income	$15,577	$15,144
Net client reimbursable expenses	(56)	22
Equity-based compensation from
Legacy Units and IPO Options	(1,083)	(3,253)
Depreciation and amortization	(2,493)	(2,562)
Charge from impairment of certain intangible assets	(674)
Operating income	$11,271	$9,351

Average Client Service Professionals
Financial Advisory	607	700	(93)	(13.3)%
Corporate Finance Consulting	124	131	(7)	(5.3)%
Investment Banking	131	136	(5)	(3.7)%
Total	862	967	(105)	(10.9)%

End of Period Client Service Professionals
Financial Advisory	585	681	(96)	(14.1)%
Corporate Finance Consulting	117	130	(13)	(10.0)%
Investment Banking	128	137	(9)	(6.6)%
Total	830	948	(118)	(12.4)%

Revenue per Client Service Professional
Financial Advisory	$89	$87	$2	2.3%
Corporate Finance Consulting	$120	$112	$8	7.1%
Investment Banking	$155	$101	$54	53.5%
Total	$103	$92	$11	12.0%

Results of Operations by Segment – Continued

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	65.3%	67.1%	-1.8%	(2.7)%
Corporate Finance Consulting	58.3%	55.6%	2.7%	4.9%

Rate-Per-Hour(2)
Financial Advisory	$328	$306	$22	7.2%
Corporate Finance Consulting	$465	$428	$37	8.6%

Revenues (excluding reimbursables)
Financial Advisory	$53,882	$60,891	$(7,009)	(11.5)%
Corporate Finance Consulting	14,936	14,616	320	2.2%
Investment Banking	20,346	13,758	6,588	47.9%
Total	$89,164	$89,265	$(101)	(0.1)%

Average Number of Managing Directors
Financial Advisory	91	101	(10)	(9.9)%
Corporate Finance Consulting	32	30	2	6.7%
Investment Banking	40	36	4	11.1%
Total	163	167	(4)	(2.4)%

End of Period Managing Directors
Financial Advisory	88	101	(13)	(12.9)%
Corporate Finance Consulting	31	30	1	3.3%
Investment Banking	39	38	1	2.6%
Total	158	169	(11)	(6.5)%

Revenue per Managing Director
Financial Advisory	$592	$603	$(11)	(1.8)%
Corporate Finance Consulting	$467	$487	$(20)	(4.1)%
Investment Banking	$509	$382	$127	33.2%
Total	$547	$535	$12	2.2%

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

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $1,583 and $1,892 of revenues associated with Rash in the three months ended March 31, 2010 and 2009, respectively.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,945 and $4,322 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the three months ended March 31, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $7,009 or 11.5% to $53,882 for the three months ended March 31, 2010, compared to $60,891 for the three months ended March 31, 2009.  The overall decline resulted from a decrease in revenues from each business unit, as summarized in the following table:

	Three Months
	March 31,	March 31,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$35,020	$40,370	$(5,350)	(13.3)%
Tax Services	9,447	10,878	(1,431)	(13.2)%
Dispute & Legal Management Consulting	9,415	9,643	(228)	(2.4)%
	$53,882	$60,891	$(7,009)	(11.5)%

Our Financial Advisory segment was impacted by lower revenues from valuation advisory and to a lesser extent tax services.  Services within valuation advisory were impacted by a reduction of goodwill impairment testing due to improvement in the overall economic environment and a lower volume of real estate valuation activity, partially offset by an increase in revenues from purchase price allocations from an increase in M&A activity.  The decrease in revenues from tax services primarily resulted from lower revenues from transactional tax and tax compliance due to the departure of staff principally affiliated with our acquisition of WTS in July 2008.

Dispute and legal management consulting includes revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first quarter of 2010.   Our results for the first quarter of 2010 include approximately $5,500 of revenue from this assignment, primarily recognized in the Financial Advisory and Corporate Finance Consulting segments.  We expect approximately $3,700 of deferred revenues related to the court-mandated holdbacks to be recognized hereafter (primarily between the Financial Advisory and Corporate Finance Consulting segments), as and if approved by the bankruptcy court or its fee examiner.

Segment Operating Income

Financial Advisory segment operating income decreased $2,811 or 27.2% to $7,538 for the three months ended March 31, 2010, compared to $10,349 for the three months ended March 31, 2009.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 14.0% for the three months ended March 31, 2010, compared to 17.0% for the three months ended March 31, 2009.  Despite a decrease in expenses, segment operating income and margin decreased as a result of lower revenues which led to a corresponding increase in direct client service costs as a percentage of revenues.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment increased $320 or 2.2% to $14,936 for the three months ended March 31, 2010, compared to $14,616 for the three months ended March 31, 2009.  Growth was primarily driven by demand for services related to due diligence, partially offset by a decrease in revenues from portfolio valuation, financial engineering and strategic value advisory on a combined basis, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$5,482	$6,295	$(813)	(12.9)%
Financial Engineering	4,126	4,148	(22)	(0.5)%
Strategic Value Advisory	3,158	2,620	538	20.5%
Due Diligence	2,170	1,553	617	39.7%
	$14,936	$14,616	$320	2.2%

Revenues from portfolio valuation decreased from the timing of workflow on several key engagements.  Due diligence benefited from an increase in M&A activity.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $270 or 8.3% to $2,982 for the three months ended March 31, 2010, compared to $3,252 for the three months ended March 31, 2009.  Segment operating income margin was 20.0% for the three months ended March 31, 2010, compared to 22.2% for the three months ended March 31, 2009.  The decrease in segment operating income and margin primarily resulted from an increase in direct client service costs as a percentage of revenues, principally from higher equity-compensation expense from incremental grants of Ongoing RSAs.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $6,588 or 47.9% to $20,346 for the three months ended March 31, 2010, compared to $13,758 for the three months ended March 31, 2009, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
Global Restructuring Advisory	$9,841	$5,578	$4,263	76.4%
Transaction Opinions	6,823	6,101	722	11.8%
M&A Advisory	3,682	2,079	1,603	77.1%
	$20,346	$13,758	$6,588	47.9%

Global restructuring advisory benefited from an increase in demand for our domestic and international restructuring services.  Revenues from M&A advisory and transaction opinions increased as a result of a higher level of transactional activity.

Segment Operating Income

Operating income from the Investment Banking segment increased $3,514 or 227.7% to $5,057 for the three months ended March 31, 2010, compared to $1,543 for the three months ended March 31, 2009.  Operating income margin was 24.9% for the three months ended March 31, 2010, compared to 11.2% for the three months ended March 31, 2009.  The increase in segment operating income and margin resulted from higher revenues driven in part by additional success fees.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility.  Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to employees, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors and (vii) funding of our deferred compensation program.

Cash and cash equivalents decreased by $17,332 to $89,979 at March 31, 2010, compared to $107,311 at December 31, 2009.  The decrease in cash primarily resulted from $6,493 used in operating activities, $4,974 used in investing activities and $4,339 used in financing activities.

Operating Activities

During the three months ended March 31, 2010, cash of $6,493 was used in operating activities, compared to $13,541 used in the corresponding prior period.  The decrease of amounts used in operating activities primarily resulted from (i) an increase in amounts used by accounts payable and accrued expenses, (ii) a decrease in amounts used by unbilled services and (iii) an increase in deferred tax assets.

Investing Activities

During the three months ended March 31, 2010, cash of $4,974 was used in investing activities, compared to $7,792 used in the corresponding prior period.  Investing activities during the current period included (i) purchases of property and equipment to support our business, (ii) payments of earn-outs for acquisitions which primarily consisted of an earn-out payment to the sellers of Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group), and (iii) purchases of investments related to the Company’s deferred compensation plan.  Management believes these investments pose limited liquidity risk.

Financing Activities

During the three months ended March 31, 2010, cash of $4,339 was used in financing activities, compared to $9,568 used in the prior year period.  Significant financing activities are summarized as follows:

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Distributions for taxes	$608	$8,847
Other distributions	735	-
Payments pursuant to the Tax Receivable Agreement	-	-
	$1,343	$8,847

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  The decrease in tax distributions between periods primarily resulted from the timing of quarterly payments.  During the three months ended March 31, 2009, the estimated distributions represent each member’s estimated tax liability from taxable income of D&P acquisitions during the fourth quarter of 2008.  The corresponding distribution to members for taxable income of D&P acquisitions during the fourth quarter of 2009 was primarily made during the three months ended December 31, 2009.

Other distributions
During the three months ended March 31, 2010, the Company distributed $735 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record on March 16, 2010, holders of New Class A Units received a $0.05 distribution per vested unit.  This amount totaled $573 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, an amount of $0.05 per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the three months ended March 31, 2010, the Company distributed $162 to members whose units vested during 2009.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of March 31, 2010, the Company recorded a liability of $105,560, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $4,303 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions’ unitholders under the TRA, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year.  Next, the Company estimated the amount of the specified TRA deductions at year end.  This was used as a basis for determining the amount of tax reduction that generates a TRA obligation.  In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months.  These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the TRA are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes.  Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company’s net income.  In general, items of income and expense are allocated on the basis of member’s ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

•	Dividends – Cash dividends of $1,403 reflects the payment of quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of March 16, 2010.

•
Repurchases of Class A common stock – Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program.

Credit Facility

On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto ("Credit Agreement"), providing for a $30,000 senior secured revolving credit facility (“Credit Facility”), including a $10,000 sub-limit for the issuance of letters of credit.  The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes.  The maturity date is July 15, 2012 and amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.  There were no amounts outstanding under the Credit Facility at March 31, 2010 or through the filing date of this Quarterly Report on Form 10-Q.  As of March 31, 2010, the Company had $4,237 of outstanding letters of credit of which $3,810 were issued against the Credit Facility.  There was $427 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at March 31, 2010, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Future Needs

Our primary financing need has been to fund our growth.  Our growth strategy includes hiring additional revenue-generating client service professionals and expanding our service offerings through existing client service professionals, new hires or acquisitions of new businesses.  We intend to fund such growth over the next twelve months with cash on-hand, funds generated from operations and borrowings under our revolving credit agreement.  We believe these funds will be adequate to fund future growth.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition – Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented.  We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks at March 31, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of 2010, we withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares, as summarized in the following table:

	Total
	Number of	Average
	Shares	Price Paid
Class A Common Stock	Purchased	Per Share
January 1 through January 31, 2010	-	-
February 1 through February 28, 2010	34	$16.68
March 1 through March 31, 2010	60	17.40
Total	94	$17.14

The total number of shares purchased represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.  These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Exchange of New Class A Units to Shares of Class A Common Stock

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

In March 2010, 22 New Class A Units were exchanged for 22 shares of Class A common stock and 22 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION
(Registrant)

Date: April 29, 2010	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer