Form 10-Q
period 2010-06-30
Duff & Phelps Corp
filed 2010-07-30
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 28,176,493 as of July 15, 2010.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 12,908,923 as of July 15, 2010.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$88,742	$90,053	$177,906	$179,318
Reimbursable expenses	1,962	2,626	4,760	4,663
Total revenues	90,704	92,679	182,666	183,981

Direct client service costs
Compensation and benefits (includes $4,215 and $5,075 of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively, and $7,932 and $9,338 for the six months ended June 30, 2010 and 2009, respectively)	50,415	51,698	99,013	102,828
Other direct client service costs	1,881	1,543	3,869	2,847
Reimbursable expenses	2,039	2,637	4,893	4,652
	54,335	55,878	107,775	110,327

Operating expenses
Selling, general and administrative (includes $2,005 and $1,665 of equity-based compensation for the three months ended June 30, 2010 and 2009, respectively, and $3,458 and $3,556 for the six months ended June 30, 2010 and 2009, respectively)	26,304	24,488	50,388	49,428
Depreciation and amortization	2,350	2,556	4,843	5,118
Charge from impairment of certain intangible assets (Note 11)	-	-	674	-
Merger and acquisition costs	321	-	321	-
	28,975	27,044	56,226	54,546

Operating income	7,394	9,757	18,665	19,108

Other expense/(income), net
Interest income	(53)	(3)	(77)	(17)
Interest expense	76	333	168	988
Loss on early extinguishment of debt	-	1,737	-	1,737
Other expense	247	70	232	87
	270	2,137	323	2,795

Income before income taxes	7,124	7,620	18,342	16,313

Provision for income taxes	2,506	2,421	6,156	4,533

Net income	4,618	5,199	12,186	11,780

Less: Net income attributable to noncontrolling interest	2,111	3,465	5,406	8,281

Net income attributable to Duff & Phelps Corporation	$2,507	$1,734	$6,780	$3,499

Weighted average shares of Class A common stock outstanding
Basic	25,058	17,356	25,022	15,428
Diluted	25,754	18,111	25,903	16,045

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.10	$0.10	$0.26	$0.21
Diluted	$0.09	$0.09	$0.25	$0.20

Cash dividends declared per common share	$0.06	$0.05	$0.11	$0.05

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$79,231	$107,311
Restricted cash (Note 4)	3,156	-
Accounts receivable (net of allowance for doubtful accounts of $1,279 at June 30, 2010 and $1,690 at December 31, 2009)	51,812	55,079
Unbilled services	27,743	22,456
Prepaid expenses and other current assets	8,962	6,100
Net deferred income taxes, current	566	4,601
Total current assets	171,470	195,547

Property and equipment (net of accumulated depreciation of $23,111 at June 30, 2010 and $20,621 at December 31, 2009)	28,387	27,413
Goodwill	129,636	122,876
Intangible assets (net of accumulated amortization of $18,603 at June 30, 2010 and $16,881 at December 31, 2009)	30,818	27,907
Other assets	2,889	3,218
Investments related to deferred compensation plan (Note 10)	20,295	17,807
Net deferred income taxes, non-current	111,221	112,265
Total non-current assets	323,246	311,486

Total assets	$494,716	$507,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,038	$2,459
Accrued expenses	5,805	11,609
Accrued compensation and benefits	18,345	35,730
Deferred revenues	3,683	3,633
Other current liabilities	170	993
Current portion due to noncontrolling unitholders	4,303	4,303
Total current liabilities	34,344	58,727

Liability related to deferred compensation plan, less current portion (Note 10)	20,237	18,051
Other long-term liabilities	15,715	15,400
Due to noncontrolling unitholders, less current portion	101,382	101,098
Total non-current liabilities	137,334	134,549

Total liabilities	171,678	193,276

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 28,208 and 27,290 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	282	273
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 12,909 and 12,974 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	1	1
Additional paid-in capital	213,921	207,210
Accumulated other comprehensive income/(loss)	(1,395)	693
Retained earnings	10,381	6,709
Total stockholders' equity of Duff & Phelps Corporation	223,190	214,886
Noncontrolling interest	99,848	98,871
Total stockholders' equity	323,038	313,757
Total liabilities and stockholders' equity	$494,716	$507,033

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$12,186	$11,780

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,843	5,118
Equity-based compensation	11,390	12,894
Bad debt expense	809	1,362
Net deferred income taxes	5,364	5,784
Charge from impairment of certain intangible assets	674	-
Loss on early extinguishment of debt	-	1,674
Other	127	(357)
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	5,316	(5,189)
Unbilled services	(4,823)	(8,936)
Prepaid expenses and other current assets	(1,699)	1,515
Other assets	728	(1,221)
Accounts payable and accrued expenses	(6,901)	(2,019)
Accrued compensation and benefits	(18,704)	(21,329)
Deferred revenues	(121)	1,226
Other liabilities	(27)	-
Net cash provided by operating activities	9,162	2,302

Cash flows from investing activities:
Purchase of property and equipment	(3,561)	(3,872)
Business acquisitions, net of cash acquired	(11,807)	-
Purchase of investments for deferred compensation plan	(2,975)	(5,684)
Net cash used in investing activities	(18,343)	(9,556)

Cash flows from financing activities:
Repurchases of Class A common stock	(8,177)	(740)
Increase in restricted cash	(3,156)	(4,043)
Dividends	(3,141)	(1,197)
Distributions and other payments to noncontrolling unitholders	(2,135)	(12,370)
Proceeds from exercises of IPO Options	82	343
Other	(3)	-
Net proceeds from sale of Class A common stock	-	111,871
Redemption of noncontrolling unitholders	-	(67,112)
Repayments of debt	-	(42,763)
Fees associated with early extinguishment of debt	-	(63)
Net cash used in financing activities	(16,530)	(16,074)

Effect of exchange rate on cash and cash equivalents	(2,369)	535

Net decrease in cash and cash equivalents	(28,080)	(22,793)
Cash and cash equivalents at beginning of period	107,311	81,381
Cash and cash equivalents at end of period	$79,231	$58,588

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total							Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the six months ended June 30, 2010	12,186	$12,186	-	-	-	-	-	-	6,780	5,406
Currency translation adjustment	(3,083)	(3,083)	-	-	-	-	-	(2,106)	-	(977)
Amortization of post-retirement benefits	27	27	-	-	-	-	-	18	-	9
Total comprehensive income	9,130	$9,130	-	-	-	-	-	(2,088)	6,780	4,438

Sale of Class A common stock	(3)		-	-	-	-	(3)	-	-	-
Issuance of Class A common stock for acquisitions	1,204		93	1	-	-	827	-	-	376
Exchange of New Class A Units	-		43	-	(43)	-	-	-	-	-
Net issuance of restricted stock awards	(2,483)		1,336	14	-	-	(1,713)	-	-	(784)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	61		-	-	-	-	61	-	-	-
Issuance for exercises of IPO Options	66		4	-	-	-	45	-	-	21
Forfeitures	(2)		(174)	(2)	(22)	-	-	-	-	-
Equity-based compensation	11,928		-	-	-	-	8,169	-	-	3,759
Income tax benefit on equity-based compensation	72		-	-	-	-	72	-	-	-
Distributions to noncontrolling unitholders	(2,135)		-	-	-	-	(1,462)	-	-	(673)
Change in ownership interests between periods	-		-	-	-	-	4,103	-	-	(4,103)
Deferred tax asset effective tax rate conversion	(147)		-	-	-	-	253	-	-	(400)
Repurchases of Class A common stock pursuant to publicly announced program	(5,302)		(384)	(4)	-	-	(3,641)	-	-	(1,657)
Dividends on Class A common stock	(3,108)		-	-	-	-	-	-	(3,108)	-
Balance as of June 30, 2010	$323,038		28,208	$282	12,909	$1	$213,921	$(1,395)	$10,381	$99,848

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income	Deficit)	Interest

Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the six months ended June 30, 2009	11,780	$11,780	-	-	-	-	-	-	3,499	8,281
Currency translation adjustment	534	534	-	-	-	-	-	498	-	36
Amortization of post-retirement benefits	16	16	-	-	-	-	-	9	-	7
Total comprehensive income/(loss)	12,330	$12,330	-	-	-	-	-	507	3,499	8,324

Sale of Class A common stock	111,840		8,050	81	-	-	111,759	-	-	-
Allocation of noncontrolling interest in D&P Acquisitions	-		-	-	-	-	(62,153)	-	-	62,153
Issuance of Class A common stock	180		10	-	-	-	78	-	-	102
Net issuance of restricted stock awards	(726)		1,230	13	-	-	(323)	-	-	(416)
Redemption of New Class A Units	(67,112)		-	-	(4,550)	-	(29,060)	-	-	(38,052)
Adjustment to Tax Receivable Agreement as a result of the redemption of New Class A Units	(543)		-	-	-	-	(543)	-	-	-
Exercises of IPO Options	312		20	-	-	-	161	-	-	151
Forfeitures	-		(105)	(2)	(91)	-	2	-	-	-
Equity-based compensation	13,821		-	-	-	-	6,782	-	-	7,039
Income tax benefit on equity-based compensation	(71)		-	-	-	-	(71)	-	-	-
Distributions to noncontrolling unitholders	(12,370)		-	-	-	-	(5,915)	-	-	(6,455)
Change in ownership interests between periods	-		-	-	-	-	51,648	(125)	-	(51,523)
Adjustment to due to noncontrolling unitholders	(3,579)		-	-	-	-	(3,579)	-	-	-
Deferred tax asset effective tax rate conversion	2,243		-	-	-	-	2,243	-	-	-
Dividends on Class A common stock	(1,189)		-	-	-	-	-	-	(1,189)	-
Balance as of June 30, 2009	$292,895		23,924	$239	16,248	$2	$172,014	$504	$1,183	$118,953

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1   -  DESCRIPTION OF BUSINESS

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services.  Its mission is to help its clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  The Company believes that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  The Company serves a global client base through offices in 24 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and seven international offices located in Amsterdam, London, Munich, Paris, Shanghai, Tokyo and Toronto.

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

Critical Accounting Policies

Except for the implementation of a stock repurchase program, there have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  In conjunction with the stock repurchase program, repurchased shares are retired and recorded as a reduction to additional paid-in capital.

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

The Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company’s economic interest in D&P Acquisitions totaled 68.6% at June 30, 2010.  The noncontrolling unitholders’ interest in D&P Acquisitions totaled 31.4% at June 30, 2010.

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

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	93	-	93
Exchange to Class A common stock	43	(43)	-
Net issuance of restricted stock awards	1,336	-	1,336
Issuance for exercises of IPO Options	4	-	4
Repurchases of Class A common stock pursuant to publicly announced program	(384)	-	(384)
Forfeitures	(174)	(22)	(196)
June 30, 2010	28,208	12,909	41,117

Percent of total
December 31, 2009	67.8%	32.2%	100%
June 30, 2010	68.6%	31.4%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Income before income taxes	$7,124	$7,620	$18,342	$16,313
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(410)	(292)	(1,330)	(672)

Income before income taxes, as adjusted	6,714	7,328	17,012	15,641
Ownership percentage of noncontrolling interest(d)	31.4%	47.3%	31.8%	52.9%
Net income attributable to noncontrolling interest	2,111	3,465	5,406	8,281

Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	4,603	3,863	11,606	7,360
Less: provision for income taxes of Duff & Phelps
Corporation(a)(c)	(2,096)	(2,129)	(4,826)	(3,861)

Net income attributable to Duff & Phelps Corporation	$2,507	$1,734	$6,780	$3,499
_________________________________
(a)	The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $2,506 and $2,421 for the three months ended June 30, 2010 and 2009, respectively, and $6,156 and $4,533 for the six months ended June 30, 2010 and 2009, respectively.
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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Distributions for taxes	$708	$11,714
Other distributions	1,427	656
Payments pursuant to the Tax Receivable Agreement	-	-
	$2,135	$12,370

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  The decrease in tax distributions between periods primarily resulted from the timing of quarterly payments.  The decrease in payments for the distributions for taxes between the six months ended June 30, 2010 and 2009 primarily resulted from the timing of payments.  The distributions for each member’s estimated tax liability from taxable income of D&P acquisitions during the fourth quarter of 2008 was primarily made during the first quarter of 2009.  The corresponding distribution to members for taxable income of D&P acquisitions during the fourth quarter of 2009 was primarily made during the quarter ended December 31, 2009.

Other distributions
During the six months ended June 30, 2010, the Company distributed $1,427 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 and $0.06 distribution per vested unit on March 16, 2010 and May 28, 2010, respectively.  These amounts totaled $1,265 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the six months ended June 30, 2010, the Company distributed $162 to members whose units vested during 2009.  Any amounts related to unvested units that forfeit are returned to the Company.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

As of June 30, 2010, the Company recorded a liability of $105,685, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

Note  4  -  ACQUISITIONS

On June 15, 2010, a subsidiary of the Company acquired Cole Valuation Partners Limited (“Cole”), a Canadian-based independent financial advisory firm.  Headquartered in Toronto, Cole specializes in financial litigation support, business valuation, corporate finance advisory, and forensic and investigative accounting.  Cole has five managing directors and 31 total employees located in its Toronto office.  The purchase price was not material to the Company’s consolidated financial statements.  Cole operates as part of the Financial Advisory segment.  Pursuant to the terms of the acquisition agreement, the Company placed $3,156 of cash into an escrow account which is included as “Restricted cash” on our Condensed Consolidated Balance Sheets.  The Company recognized $547 of revenue from Cole during the three and six months ended June 30, 2010.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$2,507	$1,734	$6,780	$3,499
Earnings allocated to participating securities	(97)	(65)	(393)	(266)
Earnings available for common stockholders	$2,410	$1,669	$6,387	$3,233

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	25,058	17,356	25,022	15,428

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	25,058	17,356	25,022	15,428
Add dilutive effect of the following:
Restricted stock awards and units	696	755	881	617
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-	-
Dilutive weighted average shares of Class A common stock	25,754	18,111	25,903	16,045

Basic income per share of Class A common stock	$0.10	$0.10	$0.26	$0.21

Diluted income per share of Class A common stock	$0.09	$0.09	$0.25	$0.20
______________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	12,927	18,669	12,947	19,773
Weighted average IPO Options outstanding	1,771	1,926	1,791	1,959

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

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$298	$587	$885	$2,828	$649	$3,477
IPO Options	338	271	609	720	284	1,004
Ongoing RSAs	3,579	1,147	4,726	1,527	732	2,259
Total	$4,215	$2,005	$6,220	$5,075	$1,665	$6,740

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$563	$919	$1,482	$4,527	$1,288	$5,815
IPO Options	671	424	1,095	1,353	565	1,918
Ongoing RSAs	6,698	2,115	8,813	3,458	1,703	5,161
Total	$7,932	$3,458	$11,390	$9,338	$3,556	$12,894

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

During the six months ended June 30, 2010, the Company issued 1,643 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,643 Ongoing RSAs granted, 120 awards were granted to executives on March 10, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives.  In addition, 23 awards were granted to members of the board of directors on May 6, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting for grants made to members of the board of directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Below is a summary of restricted stock award activity during the six months ended June 30, 2010:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2009	2,340	$14.11	173	$13.43
Granted	1,489	16.94	154	16.92
Converted to Class A common stock upon lapse of restrictions	(358)	16.18	-	13.84
Forfeited	(174)	14.97	(1)	14.84
Balance as of June 30, 2010	3,297	$15.16	326	$15.07

Vested	-		-
Unvested	3,297		326

Below is a summary of option activity during the six months ended June 30, 2010:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of December 31, 2009	1,815	$7.33
Granted	-	-
Exercised	(4)	7.33
Forfeited	(78)	7.33
Balance as of June 30, 2010	1,733	$7.33

Vested	919
Unvested	814

Weighted average exercise price	$16.00
Weighted average remaining contractual term	7.25
Total intrinsic value of exercised options	$3
Total fair value of options vested	$6,739
Aggregate intrinsic value	$-
Options expected to vest	1,631
Aggregate intrinsic value of options expected to vest	$-

Forfeitures for Legacy Units, IPO Options and Ongoing RSAs are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of June 30, 2010 based on historical experience and future expectations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the six months ended June 30, 2010:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2009	3,231
Forfeited	(22)
Exchanged	(43)
Balance as of June 30, 2010	3,166

Vested	2,077
Unvested	1,089

The total unamortized compensation cost related to all non-vested awards was $30,045 at June 30, 2010.  A tax benefit of $1,074 and $1,385 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the six months ended June 30, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  7  -   FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)	$-	$20,295	$-	$20,295
Total assets	$-	$20,295	$-	$20,295

Benefits payable in conjunction with deferred compensation plan(1)	$-	$20,237	$-	$20,237
Interest rate swap(2)	-	94	-	94
Total liabilities	$-	$20,331	$-	$20,331
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

There were no amounts outstanding under the Credit Facility at June 30, 2010 or through the filing date of this Quarterly Report on Form 10-Q.  As of June 30, 2010, the Company had $4,472 of outstanding letters of credit of which $4,085 were issued against the Credit Facility.  There was $387 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at June 30, 2010, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of June 30, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Interest Rate Swap

The Company has an $8,400 notional amount interest rate swap that effectively converted floating rate LIBOR payments to fixed payments at 4.94%.  As a result of the termination of the Company’s former credit facility with General Electric Capital Corporation, the underlying floating rate obligation is no longer outstanding.  The swap agreement terminates September 30, 2010.  The Company elected not to apply hedge accounting to this instrument.  The estimated fair value of the interest rate swap is based on quoted market prices.  The gain or loss is recorded in “Other expense” and has a non-cash impact on the Company’s operations.  At June 30, 2010, the liability resulting from the interest rate swap was included in “Other current liabilities.”

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes the estimated fair value and the gain or loss recorded for the change in fair value of the interest rate swap.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Gain resulting from change in fair value of interest rate swap	$103	$135	$227	$326

Estimated fair value – (liability)	$(94)	$(604)	$(94)	$(604)

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  9  -  INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Provision for income taxes	$2,506	$2,421	$6,156	$4,533
Effective income tax rate	35.2%	31.8%	33.6%	27.8%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2009	$548
Additional based on tax positions related to the current year	61
Balance as of June 30, 2010	$609

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

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	June 30,	December 31,
	2010	2009
Fair market value of investments in rabbi trust	$20,295	$17,807
Payable to participants of the plan	20,237	18,051

(1)
The fair market value of investments in rabbi trust held in conjunction with the deferred compensation plan excludes approximately $0 and $251 which is included in cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively.

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

Note 11  -  IMPAIRMENT OF CERTAIN INTANGIBLE ASSETS

The impairment of certain intangible assets resulted from a onetime charge incurred to impair certain intangible assets that originated from our acquisition of World Tax Services US, LLC (“WTS”) in July 2008.  WTS operated as part of the Financial Advisory segment.  The impairment resulted from the departure of the two managing directors who ran the practice and associated staff in March 2010.

Note 12  -  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims or disputes arising in the normal course of business.  Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13  - CHARGE FROM REALIGNMENT OF SENIOR MANAGEMENT

On April 22, 2010, the Company announced the departure of its former president and one of its segment leaders.  The Company incurred a onetime charge associated with these changes of approximately $3,550 in the three months ended June 30, 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards.  Approximately $540 of this amount is included in direct client service costs as a component of compensation and benefits and approximately $3,010 in operating expenses as a component of selling, general and administrative expenses.  These charges were not allocated to any of the Company’s segments or associated with a restructuring, exit or disposal activity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 14  - SEGMENT INFORMATION

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Financial Advisory
Revenues (excluding reimbursables)	$54,234	$57,906	$108,116	$118,797
Segment operating income	$8,449	$10,339	$15,987	$20,688
Segment operating income margin	15.6%	17.9%	14.8%	17.4%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$13,319	$14,978	$28,255	$29,594
Segment operating income	$1,177	$3,178	$4,159	$6,430
Segment operating income margin	8.8%	21.2%	14.7%	21.7%

Investment Banking
Revenues (excluding reimbursables)	$21,189	$17,169	$41,535	$30,927
Segment operating income	$5,050	$3,288	$10,107	$4,831
Segment operating income margin	23.8%	19.2%	24.3%	15.6%

Total
Revenues (excluding reimbursables)	$88,742	$90,053	$177,906	$179,318

Segment operating income	$14,676	$16,805	$30,253	$31,949
Net client reimbursable expenses	(77)	(11)	(133)	11
Equity-based compensation from Legacy Units and IPO Options	(1,494)	(4,481)	(2,577)	(7,734)
Depreciation and amortization	(2,350)	(2,556)	(4,843)	(5,118)
Charge from impairment of certain intangible assets	-	-	(674)	-
Charge from realignment of senior management (not included in equity-based compensation from Legacy
Units and IPO Options above)(Note 13)	(3,040)	-	(3,040)	-
Merger and acquisition costs	(321)	-	(321)	-
Operating income	$7,394	$9,757	$18,665	$19,108

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
North America	$78,846	$81,596	$155,917	$162,904
Europe	8,875	6,949	20,082	13,831
Asia	1,021	1,508	1,907	2,583
Revenues (excluding reimbursables)	$88,742	$90,053	$177,906	$179,318

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In the three months ended June 30, 2010 and 2009, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $1,247 and $2,245 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.  In the six months ended June 30, 2010 and 2009, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $4,192 and $6,567 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 15  - RELATED PARTY TRANSACTIONS

Lovell Minnick Partners

Entities affiliated with Lovell Minnick Partners are holders of Class B common stock and an equivalent number of New Class A Units.  Two managing directors of Lovell Minnick Partners serve as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Distributions for taxes	$59	$3,023
Other distributions	398	181
Payments pursuant to the TRA	-	-
	$457	$3,204

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $36 of revenues resulting from the engagement during the six months ended June 30, 2010.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units.  A managing director of Vestar Capital Partners serves as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Distributions for taxes	$74	$3,644
Other distributions	552	251
Payments pursuant to the TRA	-	-
	$626	$3,895

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 3.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 16  - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, management of the Company evaluated subsequent events.

Declaration of Quarterly Dividend

On July 29, 2010, the Company announced that its board of directors had declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock.  The dividend is payable on August 27, 2010 to shareholders of record on August 17, 2010.  Concurrently with the payment of the dividend, the Company will also be distributing $0.06 per unit to holders of New Class A Units.

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

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2009.  Except for the implementation of a stock repurchase program, there have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.  In conjunction with the stock repurchase program, repurchased shares are retired and recorded as a reduction to additional paid-in capital.

Results of Operations

We are a leading provider of independent financial advisory and investment banking services.  Our mission is to help our clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  We believe that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  We serve a global client base through offices in 24 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and seven international offices located in Amsterdam, London, Munich, Paris, Shanghai, Tokyo and Toronto.

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

Overview

We are beginning to see modest improvements in certain areas of our business, particularly in certain areas relating to M&A activity.  We believe that many areas of our business, including M&A Advisory, Transaction Opinions, Due Diligence and Valuation Advisory should generally react favorably to the extent that there is an increase in overall transaction volume.  Our Global Restructuring business has continued to exhibit growth as a result of recent economic volatility, although such growth may be tempered if we enter a more robust period of economic recovery.  Certain other areas of our business which we believe have historically been less correlated to M&A volumes, such as Portfolio Valuation and Financial Engineering, have experienced lower growth in recent quarters as a result of the current economic environment. Overall, we believe that revenue and earnings for the first half of the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues.

Three months ended June 30, 2010 versus three months ended June 30, 2009

The results of operations are summarized as follows:

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change

Revenues	$88,742	$90,053	$(1,311)	(1.5)%
Reimbursable expenses	1,962	2,626	(664)	(25.3)%
Total revenues	90,704	92,679	(1,975)	(2.1)%
Direct client service costs
Compensation and benefits(1)	50,415	51,698	(1,283)	(2.5)%
Other direct client service costs	1,881	1,543	338	21.9%
Reimbursable expenses	2,039	2,637	(598)	(22.7)%
	54,335	55,878	(1,543)	(2.8)%
Operating expenses
Selling, general and administrative(2)	26,304	24,488	1,816	7.4%
Depreciation and amortization	2,350	2,556	(206)	(8.1)%
Merger and acquisition costs	321	-	321	-
	28,975	27,044	1,931	7.1%
Operating income	7,394	9,757	(2,363)	(24.2)%

Other expense/(income), net
Interest income	(53)	(3)	(50)	1666.7%
Interest expense	76	333	(257)	(77.2)%
Loss on early extinguishment of debt	-	1,737	(1,737)	(100.0)%
Other expense	247	70	177	252.9%
	270	2,137	(1,867)	(87.4)%
Income before income taxes	7,124	7,620	(496)	(6.5)%

Provision for income taxes	2,506	2,421	85	3.5%
Net income	4,618	5,199	(581)	(11.2)%

Less: Net income attributable to noncontrolling interest	2,111	3,465	(1,354)	(39.1)%
Net income attributable to Duff & Phelps Corporation	$2,507	$1,734	$773	44.6%

Other financial and operating data

Adjusted EBITDA(3)(4)	$14,599	$16,794	$(2,195)	(13.1)%
Adjusted EBITDA(3)(4) as a percentage of revenues	16.5%	18.6%	(2.1)%	(11.3)%
Adusted Pro Forma Net Income(3)(4)	$7,203	$8,084	$(881)	(10.9)%
Adusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(3)(4)	$0.19	$0.22	$(0.03)	(13.6)%
End of period managing directors	163	165	(2)	(1.2)%
End of period client service professionals	782	907	(125)	(13.8)%

(1)	Compensation and benefits include $4,215 and $5,075 of equity-based compensation expense for the three months ended June 30, 2010 and 2009, respectively.

(2)	Selling, general and administrative expenses include $2,005 and $1,665 of equity-based compensation expense for the three months ended June 30, 2010 and 2009, respectively.

(3)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss attributable to Duff & Phelps Corporation for (a) net income or loss attributable to noncontrolling interest, (b) provision for income taxes, (c) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (d) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain onetime grants associated with acquisitions prior to our IPO, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO, (e) impairment charges, acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (f) costs incurred from the realignment of our senior management which are generally non-recurring in nature and primarily include cash severance and charges from the accounting impact of the acceleration of vesting of restricted stock awards.

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

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) acquisition retention expenses, (h) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, and (i) merger and acquisition costs:

Reconciliation of Adjusted EBITDA

	Three Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding client reimbursables)	$88,742	$90,053

Net income attributable to Duff & Phelps Corporation	$2,507	$1,734
Net income attributable to noncontrolling interest	2,111	3,465
Provision for income taxes	2,506	2,421
Other expense/(income), net	270	2,137
Depreciation and amortization	2,350	2,556
Equity-based compensation associated with Legacy Units and IPO Options	1,494	4,481
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)	3,040	-
Merger and acquisition costs	321	-
Adjusted EBITDA	$14,599	$16,794
Adjusted EBITDA as a percentage of revenues	16.5%	18.6%

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments).  Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards.

Reconciliation of Adjusted Pro Forma Net Income

	Three Months Ended
	June 30,	June 30,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$2,507	$1,734
Net income attributable to noncontrolling interest(a)	2,111	3,465
Loss on early extinguishment of debt(b)	-	1,737
Equity-based compensation associated with Legacy Units and IPO Options(c)	1,494	4,481
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(4)	3,040	-
Merger and acquisition costs	321	-
Adjustment to provision for income taxes(d)	(2,270)	(3,333)
Adjusted Pro Forma Net Income, as defined	$7,203	$8,084
Pro forma fully exchanged, fully diluted shares outstanding(e)	38,681	36,780
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.19	$0.22

(a)
Represents elimination of the noncontrolling interest associated with the ownership by existing unitholders of D&P Acquisitions (excluding D&P Corporation), as if such unitholders had fully exchanged their partnership units and Class B common stock of the Company for shares of Class A common stock of the Company.

(b)	Represents a non-recurring charge from the repayment and subsequent termination of our credit agreement.
(c)	Represents elimination of equity-based compensation associated with Legacy Units and IPO Options.
(d)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.3% and 41.5% for the full year, as applied to the three months ended June 30, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.  For the three months ended June 30, 2010 and 2009, the pro forma tax rates of 39.9% and 41.6% reflect a true-up adjustment relating to the three months ended March 31, 2010 and 2009, respectively.  Assumes full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company.

(e)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs for the three months ended June 30, 2010 and 2009, respectively.  The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

Both Adjusted EBITDA and Adjusted Pro Forma Net Income are non-GAAP financial measures which are not prepared in accordance with, and should not be considered alternatives to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.  In addition, it should be noted that companies calculate Adjusted EBITDA and Adjusted Pro Forma Net Income differently and, therefore, Adjusted EBITDA and Adjusted Pro Forma Net Income as presented for us may not be comparable to Adjusted EBITDA and Adjusted Pro Forma Net Income reported by other companies.

(4)
On April 22, 2010, we announced certain management changes related to the departure of our former president and one of our segment leaders.  We incurred a onetime charge associated with these changes of approximately $3,550 in our second quarter of 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards.  Of this amount, approximately $3,040 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards which is added back to Adjusted EBITDA and Adjusted Pro Forma Net Income.  The remaining $510 related to a charge from the accelerated vesting of Legacy Units and IPO Options which is also added back to Adjusted EBITDA and Adjusted Pro Forma Net Income consistent with prior presentation.

Revenues

Revenues excluding reimbursable expenses decreased $1,311 or 1.5% to $88,742 for the three months ended June 30, 2010, compared to $90,053 for the three months ended June 30, 2009.  The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Corporate Finance Consulting segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$32,829	$33,772	$(943)	(2.8)%
Tax Services	12,089	11,972	117	1.0%
Dispute & Legal Management Consulting(1)	9,316	12,162	(2,846)	(23.4)%
	54,234	57,906	(3,672)	(6.3)%

Corporate Finance Consulting
Portfolio Valuation	4,642	4,338	304	7.0%
Financial Engineering	3,355	5,159	(1,804)	(35.0)%
Strategic Value Advisory	2,883	3,588	(705)	(19.6)%
Due Diligence	2,439	1,893	546	28.8%
	13,319	14,978	(1,659)	(11.1)%

Investment Banking
Global Restructuring Advisory	12,004	8,614	3,390	39.4%
Transaction Opinions	6,041	6,180	(139)	(2.2)%
M&A Advisory	3,144	2,375	769	32.4%
	21,189	17,169	4,020	23.4%
Total Revenues (excluding reimbursables)	$88,742	$90,053	$(1,311)	(1.5)%

(1)	Includes $547 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from Dispute & Legal Management Consulting and Valuation Advisory.  Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first half of 2010.  Valuation Advisory was impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year quarter benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis.  This decrease was partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work.

Our Corporate Finance Consulting segment was impacted by lower revenues from Financial Engineering and Strategic Value Advisory, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above).  Our Due Diligence business, however, grew sequentially and as compared to the corresponding prior year quarter from an increase in M&A related activity.

Our Investment Banking segment benefited from continued strength in Global Restructuring Advisory and M&A Advisory versus the corresponding prior year quarter.

Our client service headcount decreased to 782 client service professionals at June 30, 2010, compared to 878 client service professionals at December 31, 2009.  This decrease resulted from targeted reductions and attrition, partially offset by the addition of 20 client service professionals from our acquisition of Cole Valuation Partners Limited (“Cole”) and targeted hiring of professionals with specific expertise.

We had 163 client service managing directors at June 30, 2010, compared to 163 at December 31, 2009.  We added 17 managing directors from our acquisition of Cole, internal promotions and limited hiring.  These additions were principally offset by targeted reductions.

Direct Client Service Costs

Direct client service costs decreased $1,543 or 2.8% to $54,335 for the three months ended June 30, 2010, compared to $55,878 for the three months ended June 30, 2009.  Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

In addition, direct client service costs include a charge of approximately $540 from certain management changes announced on April 22, 2010 related to the departure of our former president and one of our segment leaders.  The Company incurred a onetime charge associated with these changes of approximately $3,550 in its second quarter of 2010 related to cash severance and the accounting impact of the accelerated vesting of equity-based awards.  Of this amount, approximately $540 was included as a charge to direct client service costs, primarily for cash severance related to the departure of one of our segment leaders.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, reimbursable expenses and a charge from the departure of our former president and one of our segment leaders:

Direct Client Service Costs

	Three Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding reimbursables)	$88,742	$90,053

Total direct client service costs	$54,335	$55,878
Less: equity-based compensation associated with Legacy Units and IPO Options	(636)	(3,548)
Less: reimbursable expenses	(2,039)	(2,637)
Less: charge from realignment of senior management	(540)	-
Direct client service costs, as adjusted	$51,120	$49,693

Direct client service costs, as adjusted, as a percentage of revenues	57.6%	55.2%

Direct client service costs, as adjusted, increased between periods.  Higher equity-compensation expense from incremental grants of Ongoing RSAs, severance expense from a reduction in headcount and higher accrued compensation were partially offset by lower compensation and benefits from the reduction in headcount between periods.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods.

Operating Expenses

Operating expenses increased $1,931 or 7.1% to $28,975 for the three months ended June 30, 2010, compared to $27,044 for the three months ended June 30, 2009.  The increase in operating expenses resulted from a $1,816 or 7.4% increase in selling, general and administrative expenses and $321 of merger and acquisition costs.  Selling, general and administrative expenses include a charge of approximately $3,010 from the departure of our former president, including approximately $510 related to Legacy Units and IPO Options.  Merger and acquisition costs resulted from our acquisition of Cole and include professional fees, incremental marketing expenses and incremental travel and entertainment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, a charge from the departure of our former president and one of our segment leaders and merger and acquisition costs:

Operating Expenses

	Three Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding reimbursables)	$88,742	$90,053

Total operating expenses	$28,975	$27,044
Less: equity-based compensation associated with Legacy Units and IPO Options	(858)	(933)
Less: depreciation and amortization	(2,350)	(2,556)
Less: charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)	(2,500)	-
Less: merger and acquisition costs	(321)	-
Operating expenses, as adjusted	$22,946	$23,555

Operating expenses, as adjusted, as a percentage of revenues	25.9%	26.2%

Operating expenses, as adjusted, decreased between periods primarily from lower professional fees, bad debts and other general expenses.

Equity-based compensation from Legacy Units and  IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods, partially offset by the charge incurred from our realignment of senior management (as described above).

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation in May 2009.

Provision for Income Taxes

The provision for income taxes was $2,506 or 35.2% of income before income taxes for the three months ended June 30, 2010, compared to $2,421 or 31.8% of income before income taxes for the three months ended June 30, 2009.  The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.  The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 31.4% and 40.4% at June 30, 2010 and 2009, respectively.

Segment Results – Three months ended June 30, 2010 versus three months ended June 30, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$54,234	$57,906	$(3,672)	(6.3)%
Segment operating income	$8,449	$10,339	$(1,890)	(18.3)%
Segment operating income margin	15.6%	17.9%	(2.3)%	(12.8)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$13,319	$14,978	$(1,659)	(11.1)%
Segment operating income	$1,177	$3,178	$(2,001)	(63.0)%
Segment operating income margin	8.8%	21.2%	(12.4)%	(58.5)%

Investment Banking
Revenues (excluding reimbursables)	$21,189	$17,169	$4,020	23.4%
Segment operating income	$5,050	$3,288	$1,762	53.6%
Segment operating income margin	23.8%	19.2%	4.6%	24.0%

Total
Revenues (excluding reimbursables)	$88,742	$90,053

Segment operating income	$14,676	$16,805
Net client reimbursable expenses	(77)	(11)
Equity-based compensation from
Legacy Units and IPO Options	(1,494)	(4,481)
Depreciation and amortization	(2,350)	(2,556)
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)	(3,040)	-
Merger and acquisition costs	(321)	-
Operating income	$7,394	$9,757

Average Client Service Professionals
Financial Advisory	566	658	(92)	(14.0)%
Corporate Finance Consulting	113	134	(21)	(15.7)%
Investment Banking	127	135	(8)	(5.9)%
Total	806	927	(121)	(13.1)%

End of Period Client Service Professionals
Financial Advisory	548	640	(92)	(14.4)%
Corporate Finance Consulting	109	136	(27)	(19.9)%
Investment Banking	125	131	(6)	(4.6)%
Total	782	907	(125)	(13.8)%

Revenue per Client Service Professional
Financial Advisory	$96	$88	$8	9.1%
Corporate Finance Consulting	$118	$112	$6	5.4%
Investment Banking	$167	$127	$40	31.5%
Total	$110	$97	$13	13.4%

Results of Operations by Segment – Continued

	Three Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	63.9%	62.3%	1.6%	2.6%
Corporate Finance Consulting	56.7%	60.2%	(3.5)%	(5.8)%

Rate-Per-Hour(2)
Financial Advisory	$356	$328	$28	8.5%
Corporate Finance Consulting	$438	$393	$45	11.5%

Revenues (excluding reimbursables)
Financial Advisory	$54,234	$57,906	$(3,672)	(6.3)%
Corporate Finance Consulting	13,319	14,978	(1,659)	(11.1)%
Investment Banking	21,189	17,169	4,020	23.4%
Total	$88,742	$90,053	$(1,311)	(1.5)%

Average Number of Managing Directors
Financial Advisory	91	99	(8)	(8.1)%
Corporate Finance Consulting	30	30	-	0.0%
Investment Banking	41	39	2	5.1%
Total	162	168	(6)	(3.6)%

End of Period Managing Directors
Financial Advisory	94	96	(2)	(2.1)%
Corporate Finance Consulting	29	31	(2)	(6.5)%
Investment Banking	40	38	2	5.3%
Total	163	165	(2)	(1.2)%

Revenue per Managing Director
Financial Advisory	$596	$585	$11	1.9%
Corporate Finance Consulting	$444	$499	$(55)	(11.0)%
Investment Banking	$517	$440	$77	17.5%
Total	$548	$536	$12	2.2%

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

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude approximately $1,798 and $2,430 of revenues associated with Rash in the three months ended June 30, 2010 and 2009, respectively.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $1,247 and $2,245 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the three months ended June 30, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $3,672 or 6.3% to $54,234 for the three months ended June 30, 2010, compared to $57,906 for the three months ended June 30, 2009.  The overall decline resulted from a decrease in revenues from Valuation Advisory and Dispute & Legal Management Consulting business units, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$32,829	$33,772	$(943)	(2.8)%
Tax Services	12,089	11,972	117	1.0%
Dispute & Legal Management Consulting(1)	9,316	12,162	(2,846)	(23.4)%
	$54,234	$57,906	$(3,672)	(6.3)%

(1)	Includes $547 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from Dispute & Legal Management Consulting and Valuation Advisory.  Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by the winding down in the first half of 2010 of an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  Our results for the second quarter include approximately $2,700 of revenue from this assignment, primarily recognized in the Financial Advisory and Corporate Finance Consulting segments, compared to approximately $7,700 of revenue recognized in the corresponding prior year quarter.

Valuation Advisory was impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year quarter benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis.  The decrease in revenues from goodwill impairment testing was partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work.

The increase in revenues from Tax Services primarily resulted from property tax contingent fees and transfer pricing activity, partially offset by the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and a related practice.

Segment Operating Income

Financial Advisory segment operating income decreased $1,890 or 18.3% to $8,449 for the three months ended June 30, 2010, compared to $10,339 for the three months ended June 30, 2009.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 15.6% for the three months ended June 30, 2010, compared to 17.9% for the three months ended June 30, 2009.  Segment operating income and margin decreased as a result of lower revenues which led to a corresponding increase in direct client service costs as a percentage of revenues and from higher equity-compensation expense from incremental grants of Ongoing RSAs.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $1,659 or 11.1% to $13,319 for the three months ended June 30, 2010, compared to $14,978 for the three months ended June 30, 2009.  Lower revenues from Financial Engineering and Strategic Value Advisory were partially offset by higher revenues from Due Diligence and Portfolio Valuation, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$4,642	$4,338	$304	7.0%
Financial Engineering	3,355	5,159	(1,804)	(35.0)%
Strategic Value Advisory	2,883	3,588	(705)	(19.6)%
Due Diligence	2,439	1,893	546	28.8%
	$13,319	$14,978	$(1,659)	(11.1)%

Our Corporate Finance Consulting segment was impacted by lower revenues from Financial Engineering and Strategic Value Advisory, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described in Financial Advisory above).  Our Due Diligence business, however, grew sequentially and as compared to the corresponding prior year quarter from an increase in M&A related activity.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $2,001 or 63.0% to $1,177 for the three months ended June 30, 2010, compared to $3,178 for the three months ended June 30, 2009.  Segment operating income margin was 8.8% for the three months ended June 30, 2010, compared to 21.2% for the three months ended June 30, 2009.  The decrease in segment operating income and margin primarily resulted from lower revenues and an increase in direct client service costs as a percentage of revenues, principally from higher equity-compensation expense from incremental grants of Ongoing RSAs.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $4,020 or 23.4% to $21,189 for the three months ended June 30, 2010, compared to $17,169 for the three months ended June 30, 2009, as summarized in the following table:

	Three Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
Global Restructuring Advisory	$12,004	$8,614	$3,390	39.4%
Transaction Opinions	6,041	6,180	(139)	(2.2)%
M&A Advisory	3,144	2,375	769	32.4%
	$21,189	$17,169	$4,020	23.4%

Global Restructuring Advisory benefited from success fees related to our domestic and international restructuring services.  Revenues from M&A Advisory increased as a result of a higher level of transactional activity.

Segment Operating Income

Operating income from the Investment Banking segment increased $1,762 or 53.6% to $5,050 for the three months ended June 30, 2010, compared to $3,288 for the three months ended June 30, 2009.  Operating income margin was 23.8% for the three months ended June 30, 2010, compared to 19.2% for the three months ended June 30, 2009.  The increase in segment operating income and margin resulted from higher revenues driven in part by additional success fees.

Six months ended June 30, 2010 versus six months ended June 30, 2009

The results of operations are summarized as follows:

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change
Revenues	$177,906	$179,318	$(1,412)	(0.8)%
Reimbursable expenses	4,760	4,663	97	2.1%
Total revenues	182,666	183,981	(1,315)	(0.7)%

Direct client service costs
Compensation and benefits(1)	99,013	102,828	(3,815)	(3.7)%
Other direct client service costs	3,869	2,847	1,022	35.9%
Reimbursable expenses	4,893	4,652	241	5.2%
	107,775	110,327	(2,552)	(2.3)%

Operating expenses
Selling, general and administrative(2)	50,388	49,428	960	1.9%
Depreciation and amortization	4,843	5,118	(275)	(5.4)%
Charge from impairment of certain intangible assets	674	-	674	-
Merger and acquisition costs	321	-	321	-
	56,226	54,546	1,680	3.1%

Operating income	18,665	19,108	(443)	(2.3)%

Other expense/(income), net
Interest income	(77)	(17)	(60)	352.9%
Interest expense	168	988	(820)	(83.0)%
Loss on early extinguishment of debt	-	1,737	(1,737)	(100.0)%
Other expense	232	87	145	166.7%
	323	2,795	(2,472)	(88.4)%
Income before income taxes	18,342	16,313	2,029	12.4%

Provision for income taxes	6,156	4,533	1,623	35.8%
Net income	12,186	11,780	406	3.4%

Less: Net income attributable to noncontrolling interest	5,406	8,281	(2,875)	(34.7)%
Net income attributable to Duff & Phelps Corporation	$6,780	$3,499	$3,281	93.8%

Other financial and operating data

Adjusted EBITDA(3)	$30,120	$31,959	$(1,839)	(5.8)%
Adjusted EBITDA(3) as a percentage of revenues	16.9%	17.8%	(0.9)%	(5.1)%
Adusted Pro Forma Net Income(3)	$14,485	$15,083	$(593)	(3.9)%
Adusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(3)	$0.37	$0.42	$(0.05)	(11.9)%
End of period managing directors	163	165	(2)	(1.2)%
End of period client service professionals	782	907	(125)	(13.8)%

(1)	Compensation and benefits include $7,932 and $9,338 of equity-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.

(2)	Selling, general and administrative expenses include $3,458 and $3,556 of equity-based compensation expense for the six months ended June 30, 2010 and 2009, respectively.

(3)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures.  We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss attributable to Duff & Phelps Corporation for (a) net income or loss attributable to noncontrolling interest, (b) provision for income taxes, (c) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (d) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain onetime grants associated with acquisitions prior to our IPO, and options to purchase shares of the Company’s Class A common stock granted in connection with the IPO, (e) impairment charges, acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (f) costs incurred from the realignment of our senior management which are generally non-recurring in nature and primarily include cash severance and charges from the accounting impact of the acceleration of vesting of restricted stock awards.

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

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) acquisition retention expenses, (h) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, and (i) merger and acquisition costs:

Reconciliation of Adjusted EBITDA

	Six Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding client reimbursables)	$177,906	$179,318

Net income attributable to Duff & Phelps Corporation	$6,780	$3,499
Net income attributable to noncontrolling interest	5,406	8,281
Provision for income taxes	6,156	4,533
Other expense/(income), net	323	2,795
Depreciation and amortization	4,843	5,118
Charge from impairment of certain intangible assets	674	-
Equity-based compensation associated with Legacy Units and IPO Options	2,577	7,733
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(4)	3,040	-
Merger and acquisition costs	321	-
Adjusted EBITDA	$30,120	$31,959
Adjusted EBITDA as a percentage of revenues	16.9%	17.8%

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards.

Reconciliation of Adjusted Pro Forma Net Income

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$6,780	$3,499
Net income attributable to noncontrolling interest(a)	5,406	8,281
Loss on early extinguishment of debt(b)	-	1,737
Equity-based compensation associated with Legacy Units and IPO Options(c)	2,577	7,733
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(4)	3,040	-
Merger and acquisition costs	321	-
Adjustment to provision for income taxes(d)	(3,639)	(6,167)

Adjusted Pro Forma Net Income, as defined	$14,485	$15,083

Pro forma fully exchanged, fully diluted shares outstanding(e)	38,850	35,818

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.37	$0.42

(a)
Represents elimination of the noncontrolling interest associated with the ownership by existing unitholders of D&P Acquisitions (excluding D&P Corporation), as if such unitholders had fully exchanged their partnership units and Class B common stock of the Company for shares of Class A common stock of the Company.

(b)	Represents a non-recurring charge from the repayment and subsequent termination of our credit agreement.
(c)	Represents elimination of equity-based compensation associated with Legacy Units and IPO Options.
(d)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.3% and 41.5% for the full year, as applied to the six months ended June 30, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company.

(e)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs for the three months ended June 30, 2010 and 2009, respectively. The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

Both Adjusted EBITDA and Adjusted Pro Forma Net Income are non-GAAP financial measures which are not prepared in accordance with, and should not be considered alternatives to, measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate Adjusted EBITDA and Adjusted Pro Forma Net Income differently and, therefore, Adjusted EBITDA and Adjusted Pro Forma Net Income as presented for us may not be comparable to Adjusted EBITDA and Adjusted Pro Forma Net Income reported by other companies.

(4)
On April 22, 2010, we announced certain management changes related to the departure of our former president and one of our segment leaders. We incurred a onetime charge associated with these changes of approximately $3,550 in our second quarter of 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards. Of this amount, approximately $3,040 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards which is added back to Adjusted EBITDA and Adjusted Pro Forma Net Income. The remaining $510 related to a charge from the accelerated vesting of Legacy Units and IPO Options which is also added back to Adjusted EBITDA and Adjusted Pro Forma Net Income consistent with prior presentation.

Revenues

Revenues excluding reimbursable expenses decreased $1,412 or 0.8% to $177,906 for the six months ended June 30, 2010, compared to $179,318 for the six months ended June 30, 2009. The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Corporate Finance Consulting segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$67,849	$74,142	$(6,293)	(8.5)%
Tax Services	21,536	22,850	(1,314)	(5.8)%
Dispute & Legal Management Consulting (1)	18,731	21,805	(3,074)	(14.1)%
	108,116	118,797	(10,681)	(9.0)%
Corporate Finance Consulting
Portfolio Valuation	10,124	10,633	(509)	(4.8)%
Financial Engineering	7,481	9,307	(1,826)	(19.6)%
Strategic Value Advisory	6,041	6,208	(167)	(2.7)%
Due Diligence	4,609	3,446	1,163	33.7%
	28,255	29,594	(1,339)	(4.5)%
Investment Banking
Global Restructuring Advisory	21,845	14,192	7,653	53.9%
Transaction Opinions	12,864	12,281	583	4.7%
M&A Advisory	6,826	4,454	2,372	53.3%
	41,535	30,927	10,608	34.3%
Total Revenues (excluding reimbursables)	$177,906	$179,318	$(1,412)	(0.8)%

(1)	Includes $547 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from each business unit. Valuation Advisory was impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year period benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis. This decrease was partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work. The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and a related practice, partially offset by an increase in revenues from property tax contingent fees and transfer pricing activity. Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010.

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory. Financial Engineering and Strategic Value Advisory were primarily impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above). Our Due Diligence business, however, grew  sequentially and as compared to results from the corresponding prior year period from an increase in M&A related activity.

Each of our business units in the Investment Banking segment demonstrated continued strength, especially Global Restructuring Advisory and M&A Advisory, versus the corresponding prior year period.

Our client service headcount decreased to 782 client service professionals at June 30, 2010, compared to 878 client service professionals at December 31, 2009. This decrease resulted from targeted reductions and attrition, partially offset by the addition of 20 client service professionals from our acquisition of Cole  and targeted hiring of professionals with specific expertise.

We had 163 client service managing directors at June 30, 2010, compared to 163 at December 31, 2009. We added 17 managing directors from our acquisition of Cole, internal promotions and limited hiring. These additions were principally offset by targeted reductions.

Direct Client Service Costs

Direct client service costs decreased $2,552 or 2.3% to $107,775 for the six months ended June 30, 2010, compared to $110,327 for the six months ended June 30, 2009. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

In addition, direct client service costs include a charge of approximately $540 from certain management changes announced on April 22, 2010, including the departure of our former president and one of our segment leaders. The Company incurred a onetime charge associated with these changes of approximately $3,550 in its second quarter of 2010 related to cash severance and the accounting impact of the accelerated vesting of equity-based awards. Of this amount, approximately $540 was included as a charge to direct client service costs, primarily for cash severance related to the departure of one of our segment leaders.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, reimbursable expenses and the charge from the departure of our former president and one of our segment leaders:

Direct Client Service Costs

	Six Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding reimbursables)	$177,906	$179,318

Total direct client service costs	$107,775	$110,327
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,234)	(5,880)
Less: reimbursable expenses	(4,893)	(4,652)
Less: charge from realignment of senior management	(540)
Direct client service costs, as adjusted	$101,108	$99,795

Direct client service costs, as adjusted, as a percentage of revenues	56.8%	55.7%

Direct client service costs, as adjusted, increased between periods. Higher equity-compensation expense from incremental grants of Ongoing RSAs, severance expense from a reduction in headcount and higher accrued compensation were partially offset by lower compensation and benefits from the reduction in headcount between periods.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses increased $1,680 or 3.1% to $56,226 for the six months ended June 30, 2010, compared to $54,546 for the six months ended June 30, 2009. Selling, general and administrative expenses include a charge of approximately $3,010 from the departure of our former president, including approximately $510 related to Legacy Units and IPO Options. In addition, operating expenses include a $674 onetime charge from the impairment of certain intangible assets that originated from our acquisition of WTS in July 2008. The impairment resulted from the departure of the two managing directors who ran this group and associated staff in March 2010. WTS operated as part of our Financial Advisory segment. Also, merger and acquisition costs resulted from our acquisition of Cole and include professional fees, incremental marketing expenses and incremental travel and entertainment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, a charge to impair certain intangible assets, the charge from the departure of our former president and one of our segment leaders and merger and acquisition costs:

Operating Expenses

	Six Months Ended
	June 30,	June 30,
	2010	2009
Revenues (excluding reimbursables)	$177,906	$179,318

Total operating expenses	$56,226	$54,546
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,343)	(1,853)
Less: depreciation and amortization	(4,843)	(5,118)
Less: charge to impair certain intangible assets	(674)	-
Less: charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)	(2,500)	-
Less: merger and acquisition costs	(321)	-
Operating expenses, as adjusted	$46,545	$47,575

Operating expenses, as adjusted, as a percentage of revenues	26.2%	26.5%

Operating expenses, as adjusted, decreased between periods primarily from lower professional fees and other general expenses.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods, partially offset by the charge incurred from our realignment of senior management (as described above).

Other Income and Expenses

Other income and expenses include interest income, interest expense and other expense. Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation in May 2009.

Provision for Income Taxes

The provision for income taxes was $6,156 or 33.6% of income before income taxes for the six months ended June 30, 2010, compared to $4,533 or 27.8% of income before income taxes for the six months ended June 30, 2009. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax. This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes. This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 31.4% and 40.4% at June 30, 2010 and 2009, respectively.

Segment Results – Six months ended June 30, 2010 versus six months ended June 30, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$108,116	$118,797	$(10,681)	(9.0)%
Segment operating income	$15,987	$20,688	$(4,701)	(22.7)%
Segment operating income margin	14.8%	17.4%	(2.6)%	(14.9)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$28,255	$29,594	$(1,339)	(4.5)%
Segment operating income	$4,159	$6,430	$(2,271)	(35.3)%
Segment operating income margin	14.7%	21.7%	(7.0)%	(32.3)%

Investment Banking
Revenues (excluding reimbursables)	$41,535	$30,927	$10,608	34.3%
Segment operating income	$10,107	$4,831	$5,276	109.2%
Segment operating income margin	24.3%	15.6%	8.7%	55.8%

Total
Revenues (excluding reimbursables)	$177,906	$179,318

Segment operating income	$30,253	$31,949
Net client reimbursable expenses	(133)	11
Equity-based compensation from Legacy Units and IPO Options	(2,577)	(7,734)
Depreciation and amortization	(4,843)	(5,118)
Charge from impairment of certain intangible assets	(674)
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units or IPO Options above)	(3,040)	-
Merger and acquisition costs	(321)	-
Operating income	$18,665	$19,108

Average Client Service Professionals
Financial Advisory	587	679	(92)	(13.5)%
Corporate Finance Consulting	119	133	(14)	(10.5)%
Investment Banking	129	135	(6)	(4.4)%
Total	835	947	(112)	(11.8)%

End of Period Client Service Professionals
Financial Advisory	548	640	(92)	(14.4)%
Corporate Finance Consulting	109	136	(27)	(19.9)%
Investment Banking	125	131	(6)	(4.6)%
Total	782	907	(125)	(13.8)%

Revenue per Client Service Professional
Financial Advisory	$184	$175	$9	5.1%
Corporate Finance Consulting	$237	$223	$14	6.3%
Investment Banking	$322	$229	$93	40.6%
Total	$213	$189	$24	12.7%

Results of Operations by Segment – Continued

	Six Months Ended
	June 30,	June 30,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	64.6%	64.8%	(0.2)%	(0.3)%
Corporate Finance Consulting	57.5%	57.9%	(0.4)%	(0.7)%

Rate-Per-Hour(2)
Financial Advisory	$341	$316	$25	7.9%
Corporate Finance Consulting	$452	$410	$42	10.2%

Revenues (excluding reimbursables)
Financial Advisory	$108,116	$118,797	$(10,681)	(9.0)%
Corporate Finance Consulting	28,255	29,594	(1,339)	(4.5)%
Investment Banking	41,535	30,927	10,608	34.3%
Total	$177,906	$179,318	$(1,412)	(0.8)%

Average Number of Managing Directors
Financial Advisory	92	100	(8)	(8.0)%
Corporate Finance Consulting	31	30	1	3.3%
Investment Banking	41	37	4	10.8%
Total	164	167	(3)	(1.8)%

End of Period Managing Directors
Financial Advisory	94	96	(2)	(2.1)%
Corporate Finance Consulting	29	31	(2)	(6.5)%
Investment Banking	40	38	2	5.3%
Total	163	165	(2)	(1.2)%

Revenue per Managing Director
Financial Advisory	$1,175	$1,188	$(13)	(1.1)%
Corporate Finance Consulting	$911	$986	$(75)	(7.6)%
Investment Banking	$1,013	$836	$177	21.2%
Total	$1,085	$1,074	$11	1.0%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Financial Advisory utilization excludes approximately 60 client service professionals associated with Rash & Associates, L.P., a wholly-owned subsidiary, due to the nature of the work performed.

(2)
Average billing rate-per-hour is calculated by dividing applicable revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. Financial Advisory revenues used to calculate rate-per-hour exclude approximately $3,381 and $4,322 of revenues associated with Rash in the six months ended June 30, 2010 and 2009, respectively.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $4,192 and $6,567 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the six months ended June 30, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $10,681 or 9.0% to $108,116 for the six months ended June 30, 2010, compared to $118,797 for the six months ended June 30, 2009. The overall decline resulted from a decrease in revenues from each business unit, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$67,849	$74,142	$(6,293)	(8.5)%
Tax Services	21,536	22,850	(1,314)	(5.8)%
Dispute & Legal Management Consulting(1)	18,731	21,805	(3,074)	(14.1)%
	$108,116	$118,797	$(10,681)	(9.0)%

(1)	Includes $547 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues in each business unit. Valuation Advisory was impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year period benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis. The decrease in revenues from goodwill impairment testing was partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work.

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and a related practice, partially offset by an increase in revenues from property tax contingent fees and transfer pricing activity.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by the winding down in the first half of 2010 of an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. Our results for the six months ended June 30, 2010 include approximately $8,200 of revenue from this assignment, primarily recognized in the Financial Advisory and Corporate Finance Consulting segments, compared to approximately $10,200 of revenue recognized in the corresponding prior year period.

Segment Operating Income

Financial Advisory segment operating income decreased $4,701 or 22.7% to $15,987 for the six months ended June 30, 2010, compared to $20,688 for the six months ended June 30, 2009. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 14.8% for the six months ended June 30, 2010, compared to 17.4% for the six months ended June 30, 2009. Despite a decrease in expenses, segment operating income and margin decreased as a result of lower revenues which led to a corresponding increase in direct client service costs as a percentage of revenues.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $1,339 or 4.5% to $28,255 for the six months ended June 30, 2010, compared to $29,594 for the six months ended June 30, 2009. Lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory were partially offset by higher revenues from Due Diligence, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$10,124	$10,633	$(509)	(4.8)%
Financial Engineering	7,481	9,307	(1,826)	(19.6)%
Strategic Value Advisory	6,041	6,208	(167)	(2.7)%
Due Diligence	4,609	3,446	1,163	33.7%
	$28,255	$29,594	$(1,339)	(4.5)%

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory. Financial Engineering and Strategic Value Advisory were primarily impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described in Financial Advisory above). Our Due Diligence business, however, grew sequentially and as compared to results from the corresponding prior year period from an increase in M&A related activity.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $2,271 or 35.3% to $4,159 for the six months ended June 30, 2010, compared to $6,430 for the six months ended June 30, 2009. Segment operating income margin was 14.7% for the six months ended June 30, 2010, compared to 21.7% for the six months ended June 30, 2009. The decrease in segment operating income and margin primarily resulted from lower revenues and an increase in direct client service costs as a percentage of revenues, principally from higher equity-compensation expense from incremental grants of Ongoing RSAs.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $10,608 or 34.3% to $41,535 for the six months ended June 30, 2010, compared to $30,927 for the six months ended June 30, 2009, as summarized in the following table:

	Six Months Ended
	June 30,	June 30,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
Global Restructuring Advisory	$21,845	$14,192	$7,653	53.9%
Transaction Opinions	12,864	12,281	583	4.7%
M&A Advisory	6,826	4,454	2,372	53.3%
	$41,535	$30,927	$10,608	34.3%

Global Restructuring Advisory benefited from success fees related to our domestic and international restructuring services. Revenues from M&A Advisory and Transaction Opinions increased as a result of a higher level of transactional activity.

Segment Operating Income

Operating income from the Investment Banking segment increased $5,276 or 109.2% to $10,107 for the six months ended June 30, 2010, compared to $4,831 for the six months ended June 30, 2009. Operating income margin was 24.3% for the six months ended June 30, 2010, compared to 15.6% for the six months ended June 30, 2009. The increase in segment operating income and margin resulted from higher revenues driven in part by additional success fees.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) the timing of payment of bonuses to employees, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors, (vii) funding of our deferred compensation program, (viii) repurchases of Class A common stock, and (ix) cash consideration for acquisitions and acquisition-related expenses.

Cash and cash equivalents decreased by $28,080 to $79,231 at June 30, 2010, compared to $107,311 at December 31, 2009. The decrease in cash primarily resulted from $18,343 used in investing activities and $16,530 used in financing activities, partially offset by $9,162 provided by operating activities.

Operating Activities

During the six months ended June 30, 2010, cash of $9,162 was provided by operating activities, compared to $2,302 provided in the corresponding prior year period. The increase of amounts used in operating activities primarily resulted from (i) an increase in amounts provided by accounts receivable, (ii) a decrease in amounts used by unbilled services, and (iii) lower cash bonus payment made in 2010 with respect to the 2009 bonus year, as compared to cash bonus payments made in 2009 with respect to the 2008 bonus year, partially offset by lower bonus accruals in the current year, as compared to the prior year. These benefits were partially offset primarily from an increase in amounts used by accounts payable and accrued expenses.

Investing Activities

During the six months ended June 30, 2010, cash of $18,343 was used in investing activities, compared to $9,556 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment to support our business, (ii) cash consideration for our acquisition of Cole Valuation Partners Limited and payments of earn-outs for acquisitions which primarily consisted of an earn-out payment to the sellers of Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group), and (iii) purchases of investments related to the Company’s deferred compensation plan.

Financing Activities

During the six months ended June 30, 2010, cash of $16,530 was used in financing activities, compared to $16,074 used in the prior year period. Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock – Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program as well as shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•	Increase in restricted cash – The increase in restricted cash related to amounts placed in an escrow account in conjunction with our acquisition of Cole Valuation Partners Limited.

•	Dividends – Cash dividends of $3,141 reflects the payment of quarterly cash dividends of $0.06 per share of our Class A common stock to holders of record as of March 16, 2010 and May 18, 2010.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Distributions for taxes	$708	$11,714
Other distributions	1,427	656
Payments pursuant to the Tax Receivable Agreement	-	-
	$2,135	$12,370

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions. As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions. The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions. D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company. The Company expects cash will be available to make these distributions. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. The decrease in tax distributions between periods primarily resulted from the timing of quarterly payments. The decrease in payments for the distributions for taxes between the six months ended June 30, 2010 and 2009 primarily resulted from the timing of payments. The distributions for each member’s estimated tax liability from taxable income of D&P acquisitions during the fourth quarter of 2008 was primarily made during the first quarter of 2009. The corresponding distribution to members for taxable income of D&P acquisitions during the fourth quarter of 2009 was primarily made during the quarter ended December 31, 2009.

Other distributions
During the six months ended June 30, 2010, the Company distributed $1,427 to holders of New Class A Units, other than Duff & Phelps Corporation. Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 and $0.06 distribution per vested unit on March 16, 2010 and May 28, 2010, respectively. These amounts totaled $1,265 and will be treated as a reduction in basis of each member’s ownership interests. Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year. During the six months ended June 30, 2010, the Company distributed $162 to members whose units vested during 2009. Any amounts related to unvested units that forfeit are returned to the Company.

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

As of June 30, 2010, the Company recorded a liability of $105,685, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

There were no amounts outstanding under the Credit Facility at June 30, 2010 or through the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2010, the Company had $4,472 of outstanding letters of credit of which $4,085 were issued against the Credit Facility. There was $387 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company’s consolidated leverage ratio at June 30, 2010, the Company qualified for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of June 30, 2010. The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Market risks at June 30, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company’s Class A common stock during the quarter ended June 30, 2010:

				Approximate
			Total	Dollar
			Number of	Value of
			Shares	Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Class A Common Stock	Purchased	Per Share	Program	Program
April 1 through April 30, 2010	10	$16.36	-	$50,000
May 1 through May 31, 2010	296	14.69	247	46,370
June 1 through June 30, 2010	137	12.18	137	44,699
Total	443	$13.95	384

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases. The purchases were funded from existing cash balances. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

In addition, the Company withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares. These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Subsequent to June 30, 2010 through the day prior to this filing, the Company repurchased an additional 30 shares of Class A common stock at an average price of $12.56 per share. All of these additional shares were purchased as part of our publicly announced program. The approximate dollar value of shares that may yet be purchased under this program totaled $44,322 as of the day prior to this filing.

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

In May 2010, 21 New Class A Units were exchanged for 21 shares of Class A common stock and 21 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date: July 29, 2010	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer