Form 10-Q
period 2010-09-30
Duff & Phelps Corp
filed 2010-10-29
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 28,110,978 as of October 15, 2010.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 12,895,690 as of October 15, 2010.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues	$84,427	$93,240	$262,333	$272,558
Reimbursable expenses	2,403	3,394	7,163	8,057
Total revenues	86,830	96,634	269,496	280,615

Direct client service costs
Compensation and benefits (includes $3,430 and $4,294 of equity- based compensation for the three months ended September 30, 2010 and 2009, respectively, and $11,362 and $13,631 for the nine months ended September 30, 2010 and 2009, respectively)	47,829	52,287	146,842	155,115
Other direct client service costs	1,342	2,954	5,211	5,801
Reimbursable expenses	2,330	3,468	7,223	8,120
	51,501	58,709	159,276	169,036

Operating expenses
Selling, general and administrative (includes $1,004 and $2,018 of equity-based compensation for the three months ended September 30, 2010 and 2009, respectively, and $4,462 and $5,574 for the nine months ended September 30, 2010 and 2009, respectively)	23,485	24,620	73,873	74,048
Depreciation and amortization	2,567	2,594	7,410	7,712
Charge from impairment of certain intangible assets (Note 11)	-	-	674	-
Merger and acquisition costs	76	-	397	-
	26,128	27,214	82,354	81,760

Operating income	9,201	10,711	27,866	29,819

Other expense/(income), net
Interest income	(29)	(17)	(106)	(34)
Interest expense	66	91	234	1,079
Loss on early extinguishment of debt	-	-	-	1,737
Other expense	(43)	50	189	137
	(6)	124	317	2,919

Income before income taxes	9,207	10,587	27,549	26,900

Provision for income taxes	2,010	2,999	8,166	7,532

Net income	7,197	7,588	19,383	19,368

Less: Net income attributable to noncontrolling interest	3,088	4,136	8,494	12,417

Net income attributable to Duff & Phelps Corporation	$4,109	$3,452	$10,889	$6,951

Weighted average shares of Class A common stock outstanding
Basic	24,873	21,625	24,972	17,517
Diluted	24,954	22,448	25,741	18,197

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.15	$0.15	$0.41	$0.37
Diluted	$0.15	$0.14	$0.40	$0.35

Cash dividends declared per common share	$0.06	$0.05	$0.17	$0.10

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$98,798	$107,311
Accounts receivable (net of allowance for doubtful accounts of $1,332 at September 30, 2010 and $1,690 at December 31, 2009)	52,043	55,079
Unbilled services	27,518	22,456
Prepaid expenses and other current assets	6,357	6,100
Net deferred income taxes, current	1,687	4,601
Total current assets	186,403	195,547

Property and equipment (net of accumulated depreciation of $24,836 at September 30, 2010 and $20,621 at December 31, 2009)	28,484	27,413
Goodwill	132,894	122,876
Intangible assets (net of accumulated amortization of $19,670 at September 30, 2010 and $16,881 at December 31, 2009)	29,936	27,907
Other assets	2,880	3,218
Investments related to deferred compensation plan (Note 10)	21,780	17,807
Net deferred income taxes, non-current	108,780	112,265
Total non-current assets	324,754	311,486

Total assets	$511,157	$507,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,996	$2,459
Accrued expenses	8,226	11,609
Accrued compensation and benefits	21,611	35,730
Liability related to deferred compensation plan, current portion (Note 10)	1,537	-
Deferred revenues	3,692	3,633
Other current liabilities	127	993
Due to noncontrolling unitholders, current portion	4,303	4,303
Total current liabilities	42,492	58,727

Liability related to deferred compensation plan, less current portion (Note 10)	20,386	18,051
Other long-term liabilities	15,387	15,400
Due to noncontrolling unitholders, less current portion	102,499	101,098
Total non-current liabilities	138,272	134,549

Total liabilities	180,764	193,276

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 28,120 and 27,290 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	281	273
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 12,898 and 12,974 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	1	1
Additional paid-in capital	212,834	207,210
Accumulated other comprehensive income	564	693
Retained earnings	12,820	6,709
Total stockholders' equity of Duff & Phelps Corporation	226,500	214,886
Noncontrolling interest	103,893	98,871
Total stockholders' equity	330,393	313,757
Total liabilities and stockholders' equity	$511,157	$507,033

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$19,383	$19,368

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,410	7,712
Equity-based compensation	15,824	19,205
Bad debt expense	1,141	1,698
Net deferred income taxes	4,741	4,637
Charge from impairment of certain intangible assets	674	-
Loss on early extinguishment of debt	-	1,674
Other	(570)	(582)
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	4,765	(8,065)
Unbilled services	(4,544)	(9,012)
Prepaid expenses and other current assets	(31)	973
Other assets	(597)	(2,396)
Accounts payable and accrued expenses	(3,506)	4,668
Accrued compensation and benefits	(14,507)	(10,019)
Deferred revenues	(113)	1,219
Other liabilities	395	(1,399)
Net cash provided by operating activities	30,465	29,681

Cash flows from investing activities:
Purchase of property and equipment	(4,998)	(4,744)
Business acquisitions, net of cash acquired	(11,807)	(61)
Purchase of investments for deferred compensation plan	(3,175)	(6,409)
Net cash used in investing activities	(19,980)	(11,214)

Cash flows from financing activities:
Repurchases of Class A common stock	(8,608)	(821)
Distributions and other payments to noncontrolling unitholders	(5,480)	(15,510)
Dividends	(4,828)	(2,394)
Net proceeds from sale of Class A common stock	(3)	111,808
Proceeds from exercises of IPO Options	82	456
Redemption of noncontrolling unitholders	-	(67,112)
Repayments of debt	-	(42,763)
Increase in restricted cash	-	(689)
Fees associated with early extinguishment of debt	-	(63)
Net cash used in financing activities	(18,837)	(17,088)

Effect of exchange rate on cash and cash equivalents	(161)	1,436

Net increase/(decrease) in cash and cash equivalents	(8,513)	2,815
Cash and cash equivalents at beginning of period	107,311	81,381
Cash and cash equivalents at end of period	$98,798	$84,196

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total							Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the nine months ended September 30, 2010	19,383	$19,383	-	-	-	-	-	-	10,889	8,494
Currency translation adjustment	(238)	(238)	-	-	-	-	-	(155)	-	(83)
Amortization of post-retirement benefits	39	39	-	-	-	-	-	26	-	13
Total comprehensive income	19,184	$19,184	-	-	-	-	-	(129)	10,889	8,424

Sale of Class A common stock	(3)		-	-	-	-	(3)	-	-	-
Issuance of Class A common stock for acquisitions	1,204		93	1	-	-	827	-	-	376
Exchange of New Class A Units	-		45	-	(45)	-	-	-	-	-
Net issuance of restricted stock awards	(2,577)		1,354	13	-	-	(1,777)	-	-	(813)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	62		-	-	-	-	62	-	-	-
Issuance for exercises of IPO Options	66		4	-	-	-	45	-	-	21
Forfeitures	(2)		(222)	(2)	(31)	-	-	-	-	-
Equity-based compensation	16,316		-	-	-	-	11,178	-	-	5,138
Income tax benefit on equity-based compensation	72		-	-	-	-	72	-	-	-
Distributions to noncontrolling unitholders	(5,480)		-	-	-	-	(3,755)	-	-	(1,725)
Change in ownership interests between periods	-		-	-	-	-	4,113	-	-	(4,113)
Deferred tax asset effective tax rate conversion	(1,411)		-	-	-	-	(1,007)	-	-	(404)
Repurchases of Class A common stock pursuant to publicly announced program	(6,017)		(444)	(4)	-	-	(4,131)	-	-	(1,882)
Dividends on Class A common stock	(4,778)		-	-	-	-	-	-	(4,778)	-
Balance as of September 30, 2010	$330,393		28,120	$281	12,898	$1	$212,834	$564	$12,820	$103,893

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

The balance sheet at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company’s economic interest in D&P Acquisitions totaled 68.6% at September 30, 2010.  The noncontrolling unitholders’ interest in D&P Acquisitions totaled 31.4% at September 30, 2010.

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

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	93	-	93
Exchange to Class A common stock	45	(45)	-
Net issuance of restricted stock awards	1,354	-	1,354
Issuance for exercises of IPO Options	4	-	4
Repurchases of Class A common stock pursuant to publicly announced program	(444)	-	(444)
Forfeitures	(222)	(31)	(253)
September 30, 2010	28,120	12,898	41,018

Percent of total
December 31, 2009	67.8%	32.2%	100%
September 30, 2010	68.6%	31.4%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Income before income taxes	$9,207	$10,587	$27,549	$26,900
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	618	(292)	(712)	(964)
Income before income taxes, as adjusted	9,825	10,295	26,837	25,936
Ownership percentage of noncontrolling interest(d)	31.4%	40.2%	31.7%	47.9%
Net income attributable to noncontrolling interest	3,088	4,136	8,494	12,417
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	6,737	6,159	18,343	13,519
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,628)	(2,707)	(7,454)	(6,568)
Net income attributable to Duff & Phelps Corporation	$4,109	$3,452	$10,889	$6,951

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $2,010 and $2,999 for the three months ended September 30, 2010 and 2009, respectively, and $8,166 and $7,532 for the nine months ended September 30, 2010 and 2009, respectively.

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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Distributions for taxes	$3,359	$14,197
Other distributions	2,121	1,313
Payments pursuant to the Tax Receivable Agreement	-	-
	$5,480	$15,510

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

Other distributions
During the nine months ended September 30, 2010, the Company distributed $2,121 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 distribution per vested unit on March 16, 2010 and a $0.06 distribution per vested unit on May 28, 2010 and August 27, 2010.  These amounts totaled $1,959 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the nine months ended September 30, 2010, the Company distributed $162 to members whose units vested during 2009.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of September 30, 2010, the Company recorded a liability of $106,802, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

On June 15, 2010, a subsidiary of the Company acquired Cole Valuation Partners Limited (“Cole”), a Canadian-based independent financial advisory firm.  Headquartered in Toronto, Cole specializes in financial litigation support, business valuation, corporate finance advisory, and forensic and investigative accounting.  Cole has five managing directors and 31 total employees located in its Toronto office.  The purchase price was not material to the Company’s consolidated financial statements.  Cole operates as part of the Financial Advisory segment.  The Company recognized $2,907 and $3,454 of revenue from Cole during the three and nine months ended September 30, 2010, respectively.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$4,109	$3,452	$10,889	$6,951
Earnings allocated to participating securities	(283)	(220)	(672)	(493)
Earnings available for common stockholders	$3,826	$3,232	$10,217	$6,458

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	24,873	21,625	24,972	17,517

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	24,873	21,625	24,972	17,517
Add dilutive effect of the following:
Restricted stock awards and units	81	823	769	680
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-	-
Dilutive weighted average shares of Class A common stock	24,954	22,448	25,741	18,197

Basic income per share of Class A common stock	$0.15	$0.15	$0.41	$0.37

Diluted income per share of Class A common stock	$0.15	$0.14	$0.40	$0.35
______________________________
(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	12,903	16,246	12,932	18,584
Weighted average IPO Options outstanding	1,707	1,889	1,763	1,935

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

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units(1)	$(46)	$265	$219	$1,610	$758	$2,368
IPO Options(1)	(38)	210	172	514	347	861
Ongoing RSAs	3,514	529	4,043	2,170	913	3,083
Total	$3,430	$1,004	$4,434	$4,294	$2,018	$6,312

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$517	$1,184	$1,701	$6,138	$2,046	$8,184
IPO Options	633	634	1,267	1,866	913	2,779
Ongoing RSAs	10,212	2,644	12,856	5,627	2,615	8,242
Total	$11,362	$4,462	$15,824	$13,631	$5,574	$19,205

(1)The credit to expense is the result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period.

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

During the nine months ended September 30, 2010, the Company issued 1,671 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

Of the 1,671 Ongoing RSAs granted, 120 awards were granted to executives on March 10, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives.  In addition, 23 awards were granted to members of the board of directors on May 6, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting for grants made to members of the board of directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Below is a summary of restricted stock award activity during the nine months ended September 30, 2010:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2009	2,340	$14.11	173	$13.43
Granted	1,517	16.85	154	16.92
Converted to Class A common stock upon lapse of restrictions	(375)	16.12	-	13.84
Forfeited	(222)	14.88	(4)	15.76
Balance as of September 30, 2010	3,260	$15.15	323	$15.31

Vested	-		-
Unvested	3,260		323

Below is a summary of option activity during the nine months ended September 30, 2010:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of December 31, 2009	1,815	$7.33
Granted	-	-
Exercised	(4)	7.33
Forfeited	(120)	7.33
Balance as of September 30, 2010	1,691	$7.33

Vested	1,294
Unvested	397

Weighted average exercise price	$16.00
Weighted average remaining contractual term	7.00
Total intrinsic value of exercised options	$3
Total fair value of options vested	$9,484
Aggregate intrinsic value	$-
Options expected to vest	1,675
Aggregate intrinsic value of options expected to vest	$-

Forfeitures for Legacy Units, IPO Options and Ongoing RSAs are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of September 30, 2010 based on historical experience and future expectations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the nine months ended September 30, 2010:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2009	3,231
Forfeited	(31)
Exchanged	(45)
Balance as of September 30, 2010	3,155

Vested	2,382
Unvested	773

The total unamortized compensation cost related to all non-vested awards was $25,517 at September 30, 2010.  A tax benefit of $1,971 and $1,581 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the nine months ended September 30, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  7  -   FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)(2)	$-	$21,780	$-	$21,780
Total assets	$-	$21,780	$-	$21,780

Benefits payable in conjunction with deferred compensation plan(1)	$-	$21,923	$-	$21,923
Total liabilities	$-	$21,923	$-	$21,923

(1)The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets.  Changes in the fair value of the investments are recognized as an increase or decrease in compensation expense.  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense.  The net impact of changes in fair value is not material.  The deferred compensation plan is further discussed in Note 10.
(2)Investments held in conjunction with the deferred compensation plan exclude approximately $200 which is included in “Cash and cash equivalents” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2010.

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

There were no amounts outstanding under the Credit Facility at September 30, 2010 or through the filing date of this Quarterly Report on Form 10-Q.  As of September 30, 2010, the Company had $4,115 of outstanding letters of credit of which $3,685 were issued against the Credit Facility.  There was $430 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at September 30, 2010, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of September 30, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  9  -    INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Provision for income taxes	$2,010	$2,999	$8,166	$7,532
Effective income tax rate	21.8%	28.3%	29.6%	28.0%

The tax provision for the current year period is based on our estimate of the Company’s annualized income tax rate.  The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax.  Accordingly, a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.  During the quarter ended September 30, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2009	$548
Additional based on tax positions related to the current year	87
Lapse of statute of limitations	(128)
Balance as of September 30, 2010	$507

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

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	September 30,	December 31,
	2010	2009
Fair market value of investments in rabbi trust(1)	$21,780	$17,807
Payable to participants of the plan	21,923	18,051

(1)The fair market value of investments in rabbi trust held in conjunction with the deferred compensation plan excludes approximately $200 and $251 which is included in cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively.

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in current and non-current portion of liability related to the deferred compensation plan on the Condensed Consolidated Balance Sheets.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Financial Advisory
Revenues (excluding reimbursables)	$52,901	$57,634	$161,017	$176,431
Segment operating income	$5,743	$8,855	$21,730	$29,543
Segment operating income margin	10.9%	15.4%	13.5%	16.7%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$12,848	$17,445	$41,103	$47,039
Segment operating income	$2,754	$5,389	$6,913	$11,819
Segment operating income margin	21.4%	30.9%	16.8%	25.1%

Investment Banking
Revenues (excluding reimbursables)	$18,678	$18,161	$60,213	$49,088
Segment operating income	$3,665	$2,364	$13,772	$7,195
Segment operating income margin	19.6%	13.0%	22.9%	14.7%

Total
Revenues (excluding reimbursables)	$84,427	$93,240	$262,333	$272,558

Segment operating income	$12,162	$16,608	$42,415	$48,557
Net client reimbursable expenses	73	(74)	(60)	(63)
Equity-based compensation from Legacy Units and IPO Options	(391)	(3,229)	(2,968)	(10,963)
Depreciation and amortization	(2,567)	(2,594)	(7,410)	(7,712)
Charge from impairment of certain intangible assets	-	-	(674)	-
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(Note 13)	-	-	(3,040)	-
Merger and acquisition costs	(76)	-	(397)	-
Operating income	$9,201	$10,711	$27,866	$29,819

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
North America	$77,331	$83,745	$233,248	$246,649
Europe	6,226	7,668	26,308	21,499
Asia	870	1,827	2,777	4,410
Revenues (excluding reimbursables)	$84,427	$93,240	$262,333	$272,558

There were no intersegment revenues during the periods presented.  The Company does not maintain separate balance sheet information by segment.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In the three months ended September 30, 2010 and 2009, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,950 and $2,972 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.  In the nine months ended September 30, 2010 and 2009, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $7,142 and $9,539 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Distributions for taxes	$751	$3,584
Other distributions	615	362
	$1,366	$3,946

Distributions for taxes, other distributions and payments pursuant to the TRA are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $36 of revenues resulting from the engagement during the nine months ended September 30, 2010.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units.  A managing director of Vestar Capital Partners serves as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Distributions for taxes	$1,036	$4,429
Other distributions	854	502
	$1,890	$4,931

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

Declaration of Quarterly Dividend

On October 28, 2010, the Company announced that its board of directors had declared a quarterly dividend of $0.06 per share on its outstanding Class A common stock.  The dividend is payable on December 3, 2010 to shareholders of record on November 23, 2010.  Concurrent with the payment of the dividend, the Company will also be distributing $0.06 per unit to holders of New Class A Units.

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

Three months ended September 30, 2010 versus three months ended September 30, 2009

The results of operations are summarized as follows:

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change

Revenues	$84,427	$93,240	$(8,813)	(9.5)%
Reimbursable expenses	2,403	3,394	(991)	(29.2)%
Total revenues	86,830	96,634	(9,804)	(10.1)%

Direct client service costs
Compensation and benefits(1)	47,829	52,287	(4,458)	(8.5)%
Other direct client service costs	1,342	2,954	(1,612)	(54.6)%
Reimbursable expenses	2,330	3,468	(1,138)	(32.8)%
	51,501	58,709	(7,208)	(12.3)%

Operating expenses
Selling, general and administrative(2)	23,485	24,620	(1,135)	(4.6)%
Depreciation and amortization	2,567	2,594	(27)	(1.0)%
Merger and acquisition costs	76	-	76	-
	26,128	27,214	(1,086)	(4.0)%

Operating income	9,201	10,711	(1,510)	(14.1)%

Other expense/(income), net
Interest income	(29)	(17)	(12)	70.6%
Interest expense	66	91	(25)	(27.5)%
Other expense	(43)	50	(93)	(186.0)%
	(6)	124	(130)	(104.8)%

Income before income taxes	9,207	10,587	(1,380)	(13.0)%

Provision for income taxes	2,010	2,999	(989)	(33.0)%

Net income	7,197	7,588	(391)	(5.2)%

Less: Net income attributable to noncontrolling interest	3,088	4,136	(1,048)	(25.3)%

Net income attributable to Duff & Phelps Corporation	$4,109	$3,452	$657	19.0%

Other financial and operating data

Adjusted EBITDA(3)	$12,235	$16,534	$(4,299)	(26.0)%

Adjusted EBITDA(3) as a percentage of revenues	14.5%	17.7%	(3.2)%	(18.3)%

Adusted Pro Forma Net Income(3)	$5,697	$8,359	$(2,662)	(31.8)%

Adusted Pro Forma Net Income per fully exchanged,fully diluted share outstanding(3)	$0.15	$0.22	$(0.07)	(31.8)%

End of period managing directors	158	162	(4)	(2.5)%

End of period client service professionals	789	902	(113)	(12.5)%

(1)	Compensation and benefits include $3,430 and $4,294 of equity-based compensation expense for the three months ended September 30, 2010 and 2009, respectively.

(2)	Selling, general and administrative expenses include $1,004 and $2,018 of equity-based compensation expense for the three months ended September 30, 2010 and 2009, respectively.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding client reimbursables)	$84,427	$93,240

Net income attributable to Duff & Phelps Corporation	$4,109	$3,452
Net income attributable to noncontrolling interest	3,088	4,136
Provision for income taxes	2,010	2,999
Other expense/(income), net	(6)	124
Depreciation and amortization	2,567	2,594
Equity-based compensation associated with Legacy Units and IPO Options	391	3,229
Merger and acquisition costs	76	-
Adjusted EBITDA	$12,235	$16,534

Adjusted EBITDA as a percentage of revenues	14.5%	17.7%

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

Reconciliation of Adjusted Pro Forma Net Income

	Three Months Ended
	September 30,	September 30,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$4,109	$3,452
Net income attributable to noncontrolling interest(a)	3,088	4,136
Equity-based compensation associated with Legacy Units and IPO Options(c)	391	3,229
Merger and acquisition costs	76	-
Adjustment to provision for income taxes(d)	(1,967)	(2,458)

Adjusted Pro Forma Net Income, as defined	$5,697	$8,359

Pro forma fully exchanged, fully diluted shares outstanding(e)	37,857	38,694

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.15	$0.22

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
(d)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% and 40.8% for the full year, as applied to the three months ended September 30, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.  For the three months ended September 30, 2010 and 2009, the pro forma tax rates of approximately 41.1% and 39.5% reflect a true-up adjustment relating to the three months ended June 30, 2010 and 2009, respectively.  Assumes full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company.

(e)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs for the three months ended September 30, 2010 and 2009, respectively.  The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

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

Revenues

Revenues excluding reimbursable expenses decreased $8,813 or 9.5% to $84,427 for the three months ended September 30, 2010, compared to $93,240 for the three months ended September 30, 2009.  The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Corporate Finance Consulting segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$31,173	$29,692	$1,481	5.0%
Tax Services	11,157	15,045	(3,888)	(25.8)%
Dispute & Legal Management Consulting(1)	10,571	12,897	(2,326)	(18.0)%
	52,901	57,634	(4,733)	(8.2)%

Corporate Finance Consulting
Portfolio Valuation	4,455	5,858	(1,403)	(24.0)%
Financial Engineering	2,481	5,201	(2,720)	(52.3)%
Strategic Value Advisory	2,840	4,034	(1,194)	(29.6)%
Due Diligence	3,072	2,352	720	30.6%
	12,848	17,445	(4,597)	(26.4)%

Investment Banking
Global Restructuring Advisory	7,363	11,038	(3,675)	(33.3)%
Transaction Opinions	6,711	2,714	3,997	147.3%
M&A Advisory	4,604	4,409	195	4.4%
	18,678	18,161	517	2.8%
Total Revenues (excluding reimbursables)	$84,427	$93,240	$(8,813)	(9.5)%

(1)	Includes $2,907 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from Tax Services and Dispute & Legal Management Consulting, partially offset by an increase in revenues from Valuation Advisory.  The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and lower revenues from property tax contingent fees.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first half of 2010.  Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment.  Results for the three months ended September 30, 2010 did not include any revenue from this engagement, compared to approximately $10,200 of revenue recognized in the corresponding prior year quarter (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting).  The decrease from this engagement was partially offset by (i) $2,907 of revenue from our acquisition of Cole Valuation Partners Limited and (ii) additional growth from increased demand for these services.

Valuation Advisory benefited from an improvement in revenues from purchase price allocations and a higher volume of real estate valuation work, partially offset by a reduction in revenues related to goodwill impairment testing.

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory, primarily as a result of lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand.  Our Due Diligence business grew due to an increase in M&A related activity.

Our Investment Banking segment benefited from an increase in revenues from Transaction Opinions and to a lesser extent M&A Advisory versus the corresponding prior year quarter.  Transaction Opinions and M&A Advisory benefited from a higher volume of M&A transactions in the current year.  Revenues from Global Restructuring Advisory decreased as a result of the slowdown in global restructuring markets.

Our client service headcount decreased to 789 client service professionals at September 30, 2010, compared to 878 client service professionals at December 31, 2009.  This decrease resulted from targeted reductions and attrition, partially offset by the addition of 20 client service professionals from our acquisition of Cole Valuation Partners Limited (“Cole”) and targeted hiring of professionals with specific expertise.

We had 158 client service managing directors at September 30, 2010, compared to 163 at December 31, 2009.  We added 18 managing directors from our acquisition of Cole, internal promotions and limited hiring.  These additions were principally offset by targeted reductions.

Direct Client Service Costs

Direct client service costs decreased $7,208 or 12.3% to $51,501 for the three months ended September 30, 2010, compared to $58,709 for the three months ended September 30, 2009.  Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options and reimbursable expenses:

Direct Client Service Costs

	Three Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding reimbursables)	$84,427	$93,240

Total direct client service costs	$51,501	$58,709
Less: equity-based compensation associated with Legacy Units and IPO Options	84	(2,124)
Less: reimbursable expenses	(2,330)	(3,468)
Direct client service costs, as adjusted	$49,255	$53,117

Direct client service costs, as adjusted, as a percentage of revenues	58.3%	57.0%

Direct client service costs, as adjusted, decreased between periods. Lower compensation and benefits from a reduction in headcount between periods were partially offset by higher equity-compensation expense from incremental grants of Ongoing RSAs and additional severance expense.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of forfeiture expense upon the occurrence of vesting dates as well as the accelerated attribution of expense on awards with graded-tranche vesting in prior periods. The true-up of estimated to actual forfeiture expense upon the occurrence of vesting events for Legacy Units and IPO Options resulted in a benefit during the current period.

Operating Expenses

Operating expenses decreased $1,086 or 4.0% to $26,128 for the three months ended September 30, 2010, compared to $27,214 for the three months ended September 30, 2009. Operating expenses include selling, general and administrative expenses, depreciation and amortization, and merger and acquisition costs. Merger and acquisition costs resulted from our acquisition of Cole and include professional fees, incremental marketing expenses and incremental travel and entertainment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, and merger and acquisition costs:

Operating Expenses

	Three Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding reimbursables)	$84,427	$93,240

Total operating expenses	$26,128	$27,214
Less: equity-based compensation associated with Legacy Units and IPO Options	(475)	(1,105)
Less: depreciation and amortization	(2,567)	(2,594)
Less: merger and acquisition costs	(76)	-
Operating expenses, as adjusted	$23,010	$23,515

Operating expenses, as adjusted, as a percentage of revenues	27.3%	25.2%

Operating expenses, as adjusted, decreased between periods primarily from continued efforts to contain costs.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods.

Provision for Income Taxes

The provision for income taxes was $2,010 or 21.8% of income before income taxes for the three months ended September 30, 2010, compared to $2,999 or 28.3% of income before income taxes for the three months ended September 30, 2009. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC. During the quarter ended September 30, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 31.4% and 40.2% for the three months ended September 30, 2010 and 2009, respectively.

Segment Results – Three months ended September 30, 2010 versus three months ended September 30, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$52,901	$57,634	$(4,733)	(8.2)%
Segment operating income	$5,743	$8,855	$(3,112)	(35.1)%
Segment operating income margin	10.9%	15.4%	(4.5)%	(29.2)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$12,848	$17,445	$(4,597)	(26.4)%
Segment operating income	$2,754	$5,389	$(2,635)	(48.9)%
Segment operating income margin	21.4%	30.9%	(9.5)%	(30.7)%

Investment Banking
Revenues (excluding reimbursables)	$18,678	$18,161	$517	2.8%
Segment operating income	$3,665	$2,364	$1,301	55.0%
Segment operating income margin	19.6%	13.0%	6.6%	50.8%

Total
Revenues (excluding reimbursables)	$84,427	$93,240

Segment operating income	$12,162	$16,608
Net client reimbursable expenses	73	(74)
Equity-based compensation from Legacy Units and IPO Options	(391)	(3,229)
Depreciation and amortization	(2,567)	(2,594)
Merger and acquisition costs	(76)	-
Operating income	$9,201	$10,711

Average Client Service Professionals
Financial Advisory	546	642	(96)	(15.0)%
Corporate Finance Consulting	107	133	(26)	(19.5)%
Investment Banking	124	130	(6)	(4.6)%
Total	777	905	(128)	(14.1)%

End of Period Client Service Professionals
Financial Advisory	555	641	(86)	(13.4)%
Corporate Finance Consulting	106	131	(25)	(19.1)%
Investment Banking	128	130	(2)	(1.5)%
Total	789	902	(113)	(12.5)%

Revenue per Client Service Professional
Financial Advisory	$97	$90	$7	7.8%
Corporate Finance Consulting	$120	$131	$(11)	(8.4)%
Investment Banking	$151	$140	$11	7.9%
Total	$109	$103	$6	5.8%

Results of Operations by Segment – Continued

	Three Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	66.3%	62.4%	3.9%	6.3%
Corporate Finance Consulting	62.0%	70.0%	(8.0)%	(11.4)%

Rate-Per-Hour(2)
Financial Advisory	$346	$336	$10	3.0%
Corporate Finance Consulting	$428	$402	$26	6.5%

Revenues (excluding reimbursables)
Financial Advisory	$52,901	$57,634	$(4,733)	(8.2)%
Corporate Finance Consulting	12,848	17,445	(4,597)	(26.4)%
Investment Banking	18,678	18,161	517	2.8%
Total	$84,427	$93,240	$(8,813)	(9.5)%

Average Number of Managing Directors
Financial Advisory	92	95	(3)	(3.2)%
Corporate Finance Consulting	29	31	(2)	(6.5)%
Investment Banking	40	40	-	0.0%
Total	161	166	(5)	(3.0)%

End of Period Managing Directors
Financial Advisory	90	93	(3)	(3.2)%
Corporate Finance Consulting	28	29	(1)	(3.4)%
Investment Banking	40	40	-	0.0%
Total	158	162	(4)	(2.5)%

Revenue per Managing Director
Financial Advisory	$575	$607	$(32)	(5.3)%
Corporate Finance Consulting	$443	$563	$(120)	(21.3)%
Investment Banking	$467	$454	$13	2.9%
Total	$524	$562	$(38)	(6.8)%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Financial Advisory utilization excludes client service professionals associated with Rash & Associates, L.P. (“Rash”), a wholly-owned subsidiary, due to the nature of the work performed, and client service professionals from our acquisition of Cole Valuation Partners Limited prior to their transition to the Company’s financial system.

(2)
Average billing rate-per-hour is calculated by dividing revenues (excluding revenues associated with Rash) for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. The average billing rate excludes certain hours from our acquisition of Cole Valuation Partners Limited prior to their transition to the Company’s financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,950 and $2,972 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the three months ended September 30, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $4,733 or 8.2% to $52,901 for the three months ended September 30, 2010, compared to $57,634 for the three months ended September 30, 2009. The overall decline resulted from a decrease in revenues from our Tax Services and Dispute & Legal Management Consulting business units, partially offset by an increase in revenues from our Valuation Advisory business unit, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$31,173	$29,692	$1,481	5.0%
Tax Services	11,157	15,045	(3,888)	(25.8)%
Dispute & Legal Management Consulting(1)	10,571	12,897	(2,326)	(18.0)%
	$52,901	$57,634	$(4,733)	(8.2)%

(1) Includes $2,907 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from Tax Services and Dispute & Legal Management Consulting, partially offset by an increase in revenues from Valuation Advisory. The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and lower revenues from property tax contingent fees.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment. Results for the three months ended September 30, 2010 did not include any revenue from this engagement, compared to approximately $10,200 of revenue recognized in the corresponding prior year quarter (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting). The decrease from this engagement was partially offset by (i) $2,907 of revenue from our acquisition of Cole Valuation Partners Limited and (ii) additional growth from increased demand for these services.

Valuation Advisory benefited from an improvement in revenues from purchase price allocations and a higher volume of real estate valuation work, partially offset by a reduction in revenues related to goodwill impairment testing.

Segment Operating Income

Financial Advisory segment operating income decreased $3,112 or 35.1% to $5,743 for the three months ended September 30, 2010, compared to $8,855 for the three months ended September 30, 2009. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 10.9% for the three months ended September 30, 2010, compared to 15.4% for the three months ended September 30, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction in allocated overhead expenses.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $4,597 or 26.4% to $12,848 for the three months ended September 30, 2010, compared to $17,445 for the three months ended September 30, 2009. Lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory were partially offset by higher revenues from Due Diligence, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$4,455	$5,858	$(1,403)	(24.0)%
Financial Engineering	2,481	5,201	(2,720)	(52.3)%
Strategic Value Advisory	2,840	4,034	(1,194)	(29.6)%
Due Diligence	3,072	2,352	720	30.6%
	$12,848	$17,445	$(4,597)	(26.4)%

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory, primarily as a result of lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand. Our Due Diligence business grew due to an increase in M&A related activity.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $2,635 or 48.9% to $2,754 for the three months ended September 30, 2010, compared to $5,389 for the three months ended September 30, 2009. Segment operating income margin was 21.4% for the three months ended September 30, 2010, compared to 30.9% for the three months ended September 30, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction in direct costs and allocated overhead expenses.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $517 or 2.8% to $18,678 for the three months ended September 30, 2010, compared to $18,161 for the three months ended September 30, 2009, as summarized in the following table:

	Three Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
Global Restructuring Advisory	$7,363	$11,038	$(3,675)	(33.3)%
Transaction Opinions	6,711	2,714	3,997	147.3%
M&A Advisory	4,604	4,409	195	4.4%
	$18,678	$18,161	$517	2.8%

Our Investment Banking segment benefited from an increase in revenues from Transaction Opinions and to a lesser extent M&A Advisory versus the corresponding prior year quarter. Transaction Opinions and M&A Advisory benefited from a higher volume of M&A transactions in the current year. Revenues from Global Restructuring Advisory decreased as a result of the slowdown in global restructuring markets.

Segment Operating Income

Operating income from the Investment Banking segment increased $1,301 or 55.0% to $3,665 for the three months ended September 30, 2010, compared to $2,364 for the three months ended September 30, 2009. Operating income margin was 19.6% for the three months ended September 30, 2010, compared to 13.0% for the three months ended September 30, 2009. The increase in segment operating income primarily resulted from a decrease in direct costs and an increase in revenue.

Nine months ended September 30, 2010 versus nine months ended September 30, 2009

The results of operations are summarized as follows:

	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change
Revenues	$262,333	$272,558	$(10,225)	(3.8)%
Reimbursable expenses	7,163	8,057	(894)	(11.1)%
Total revenues	269,496	280,615	(11,119)	(4.0)%

Direct client service costs
Compensation and benefits(1)	146,842	155,115	(8,273)	(5.3)%
Other direct client service costs	5,211	5,801	(590)	(10.2)%
Reimbursable expenses	7,223	8,120	(897)	(11.0)%
	159,276	169,036	(9,760)	(5.8)%

Operating expenses
Selling, general and administrative(2)	73,873	74,048	(175)	(0.2)%
Depreciation and amortization	7,410	7,712	(302)	(3.9)%
Charge from impairment of certain intangible assets	674	-	674	-
Merger and acquisition costs	397	-	397	-
	82,354	81,760	594	0.7%

Operating income	27,866	29,819	(1,953)	(6.5)%

Other expense/(income), net
Interest income	(106)	(34)	(72)	211.8%
Interest expense	234	1,079	(845)	(78.3)%
Loss on early extinguishment of debt	-	1,737	(1,737)	(100.0)%
Other expense	189	137	52	38.0%
	317	2,919	(2,602)	(89.1)%

Income before income taxes	27,549	26,900	649	2.4%

Provision for income taxes	8,166	7,532	634	8.4%

Net income	19,383	19,368	15	0.1%

Less: Net income attributable to noncontrolling interest	8,494	12,417	(3,923)	(31.6)%

Net income attributable to Duff & Phelps Corporation	$10,889	$6,951	$3,938	56.7%

Other financial and operating data

Adjusted EBITDA(3)(4)	$42,355	$48,494	$(6,139)	(12.7)%

Adjusted EBITDA(3)(4) as a percentage of revenues	16.1%	17.8%	(1.7)%	(9.3)%

Adusted Pro Forma Net Income(3)(4)	$20,182	$23,443	$(3,261)	(13.9)%

Adusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(3)(4)	$0.52	$0.64	$(0.12)	(18.8)%

End of period managing directors	158	162	(4)	(2.5)%

End of period client service professionals	789	902	(113)	(12.5)%

(1)	Compensation and benefits include $11,362 and $13,631 of equity-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Selling, general and administrative expenses include $4,462 and $5,574 of equity-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.

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

Reconciliation of Adjusted EBITDA

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding client reimbursables)	$262,333	$272,558

Net income attributable to Duff & Phelps Corporation	$10,889	$6,951
Net income attributable to noncontrolling interest	8,494	12,417
Provision for income taxes	8,166	7,532
Other expense/(income), net	317	2,919
Depreciation and amortization	7,410	7,712
Charge from impairment of certain intangible assets	674	-
Equity-based compensation associated with Legacy Units and IPO Options	2,968	10,963
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(4)	3,040	-
Merger and acquisition costs	397	-
Adjusted EBITDA	$42,355	$48,494
Adjusted EBITDA as a percentage of revenues	16.1%	17.8%

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

Reconciliation of Adjusted Pro Forma Net Income

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$10,889	$6,951
Net income attributable to noncontrolling interest(a)	8,494	12,417
Loss on early extinguishment of debt(b)	-	1,737
Equity-based compensation associated with Legacy Units and IPO Options(c)	2,968	10,963
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(4)	3,040	-
Merger and acquisition costs	397	-
Adjustment to provision for income taxes(d)	(5,606)	(8,625)
Adjusted Pro Forma Net Income, as defined	$20,182	$23,443

Pro forma fully exchanged, fully diluted shares outstanding(e)	38,673	36,781

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.52	$0.64

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
(d)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% and 40.8% for the full year, as applied to the nine months ended September 30, 2010 and 2009, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company.

(e)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs for the nine months ended September 30, 2010 and 2009, respectively. The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

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

Revenues

Revenues excluding reimbursable expenses decreased $10,225 or 3.8% to $262,333 for the nine months ended September 30, 2010, compared to $272,558 for the nine months ended September 30, 2009. The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Corporate Finance Consulting segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$99,022	$103,834	$(4,812)	(4.6)%
Tax Services	32,693	37,895	(5,202)	(13.7)%
Dispute & Legal Management Consulting(1)	29,302	34,702	(5,400)	(15.6)%
	161,017	176,431	(15,414)	(8.7)%

Corporate Finance Consulting
Portfolio Valuation	14,579	16,491	(1,912)	(11.6)%
Financial Engineering	9,962	14,508	(4,546)	(31.3)%
Strategic Value Advisory	8,881	10,242	(1,361)	(13.3)%
Due Diligence	7,681	5,798	1,883	32.5%
	41,103	47,039	(5,936)	(12.6)%

Investment Banking
Global Restructuring Advisory	29,208	25,230	3,978	15.8%
Transaction Opinions	19,575	14,995	4,580	30.5%
M&A Advisory	11,430	8,863	2,567	29.0%
	60,213	49,088	11,125	22.7%
Total Revenues (excluding reimbursables)	$262,333	$272,558	$(10,225)	(3.8)%

(1)	Includes $3,454 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from each business unit. Valuation Advisory was impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year period benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis. This decrease was partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work. The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and lower revenues from property tax contingent fees.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment. Our year-to-date results include approximately $8,200 of revenue from this engagement, compared to approximately $20,500 of revenue recognized in the corresponding prior year period (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting). The decrease from this engagement was partially offset by $3,454 of revenue from our acquisition of Cole Valuation Partners Limited.

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand. Our Due Diligence business grew due to an increase in M&A related activity.

Each of our business units in the Investment Banking segment demonstrated continued strength from recent economic volatility and improvement in overall M&A transaction volume versus the corresponding prior year period.

Our client service headcount decreased to 789 client service professionals at September 30, 2010, compared to 878 client service professionals at December 31, 2009. This decrease resulted from targeted reductions and attrition, partially offset by the addition of 20 client service professionals from our acquisition of Cole Valuation Partners Limited (“Cole”) and targeted hiring of professionals with specific expertise.

We had 158 client service managing directors at September 30, 2010, compared to 163 at December 31, 2009. We added 18 managing directors from our acquisition of Cole, internal promotions and limited hiring. These additions were principally offset by targeted reductions.

Direct Client Service Costs

Direct client service costs decreased $9,760 or 5.8% to $159,276 for the nine months ended September 30, 2010, compared to $169,036 for the nine months ended September 30, 2009. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

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

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, reimbursable expenses and the charge from the departure of our former president and one of our segment leaders:

Direct Client Service Costs

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding reimbursables)	$262,333	$272,558

Total direct client service costs	$159,276	$169,036
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,150)	(8,004)
Less: reimbursable expenses	(7,223)	(8,120)
Less: charge from realignment of senior management	(540)	-
Direct client service costs, as adjusted	$150,363	$152,912

Direct client service costs, as adjusted, as a percentage of revenues	57.3%	56.1%

Direct client service costs, as adjusted, decreased between periods. Lower compensation and benefits from a reduction in headcount between periods were partially offset by higher equity-compensation expense from incremental grants of Ongoing RSAs and additional severance expense.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses increased $594 or 0.7% to $82,354 for the nine months ended September 30, 2010, compared to $81,760 for the nine months ended September 30, 2009.

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

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, a charge to impair certain intangible assets, the charge from the departure of our former president and one of our segment leaders and merger and acquisition costs:

Operating Expenses

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Revenues (excluding reimbursables)	$262,333	$272,558

Total operating expenses	$82,354	$81,760
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,818)	(2,959)
Less: depreciation and amortization	(7,410)	(7,712)
Less: charge to impair certain intangible assets	(674)	-
Less: charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)	(2,500)	-
Less: merger and acquisition costs	(397)	-
Operating expenses, as adjusted	$69,555	$71,089

Operating expenses, as adjusted, as a percentage of revenues	26.5%	26.1%

Operating expenses, as adjusted, decreased between periods primarily from lower accrued compensation, professional fees, and bad debts, partially offset by higher marketing costs.

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

Provision for Income Taxes

The provision for income taxes was $8,166 or 29.6% of income before income taxes for the nine months ended September 30, 2010, compared to $7,532 or 28.0% of income before income taxes for the nine months ended September 30, 2009. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC. During the quarter ended September 30, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 31.7% and 47.9% for the nine months ended September 30, 2010 and 2009, respectively.

Segment Results – Nine months ended September 30, 2010 versus nine months ended September 30, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$161,017	$176,431	$(15,414)	(8.7)%
Segment operating income	$21,730	$29,543	$(7,813)	(26.4)%
Segment operating income margin	13.5%	16.7%	(3.2)%	(19.2)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$41,103	$47,039	$(5,936)	(12.6)%
Segment operating income	$6,913	$11,819	$(4,906)	(41.5)%
Segment operating income margin	16.8%	25.1%	(8.3)%	(33.1)%

Investment Banking
Revenues (excluding reimbursables)	$60,213	$49,088	$11,125	22.7%
Segment operating income	$13,772	$7,195	$6,577	91.4%
Segment operating income margin	22.9%	14.7%	8.2%	55.8%

Total
Revenues (excluding reimbursables)	$262,333	$272,558

Segment operating income	$42,415	$48,557
Net client reimbursable expenses	(60)	(63)
Equity-based compensation from Legacy Units and IPO Options	(2,968)	(10,963)
Depreciation and amortization	(7,410)	(7,712)
Charge from impairment of certain intangible assets	(674)
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units or IPO Options above)	(3,040)	-
Merger and acquisition costs	(397)	-
Operating income	$27,866	$29,819

Average Client Service Professionals
Financial Advisory	574	668	(94)	(14.1)%
Corporate Finance Consulting	115	133	(18)	(13.5)%
Investment Banking	128	134	(6)	(4.5)%
Total	817	935	(118)	(12.6)%

End of Period Client Service Professionals
Financial Advisory	555	641	(86)	(13.4)%
Corporate Finance Consulting	106	131	(25)	(19.1)%
Investment Banking	128	130	(2)	(1.5)%
Total	789	902	(113)	(12.5)%

Revenue per Client Service Professional
Financial Advisory	$281	$264	$17	6.4%
Corporate Finance Consulting	$357	$354	$3	0.8%
Investment Banking	$470	$366	$104	28.4%
Total	$321	$292	$29	9.9%

Results of Operations by Segment – Continued

	Nine Months Ended
	September 30,	September 30,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	65.1%	64.0%	1.1%	1.7%
Corporate Finance Consulting	58.9%	62.0%	(3.1)%	(5.0)%

Rate-Per-Hour(2)
Financial Advisory	$343	$322	$21	6.5%
Corporate Finance Consulting	$444	$407	$37	9.1%

Revenues (excluding reimbursables)
Financial Advisory	$161,017	$176,431	$(15,414)	(8.7)%
Corporate Finance Consulting	41,103	47,039	(5,936)	(12.6)%
Investment Banking	60,213	49,088	11,125	22.7%
Total	$262,333	$272,558	$(10,225)	(3.8)%

Average Number of Managing Directors
Financial Advisory	92	98	(6)	(6.1)%
Corporate Finance Consulting	30	30	-	0.0%
Investment Banking	41	38	3	7.9%
Total	163	166	(3)	(1.8)%

End of Period Managing Directors
Financial Advisory	90	93	(3)	(3.2)%
Corporate Finance Consulting	28	29	(1)	(3.4)%
Investment Banking	40	40	-	0.0%
Total	158	162	(4)	(2.5)%

Revenue per Managing Director
Financial Advisory	$1,750	$1,800	$(50)	(2.8)%
Corporate Finance Consulting	$1,370	$1,568	$(198)	(12.6)%
Investment Banking	$1,469	$1,292	$177	13.7%
Total	$1,609	$1,642	$(33)	(2.0)%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Financial Advisory utilization excludes client service professionals associated with Rash & Associates, L.P. (“Rash”), a wholly-owned subsidiary, due to the nature of the work performed, and client service professionals from our acquisition of Cole Valuation Partners Limited prior to their transition to the Company’s financial system.

(2)
Average billing rate-per-hour is calculated by dividing revenues (excluding revenues associated with Rash) for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. The average billing rate excludes certain hours from our acquisition of Cole Valuation Partners Limited prior to their transition to the Company’s financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $7,142 and $9,539 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the nine months ended September 30, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $15,414 or 8.7% to $161,017 for the nine months ended September 30, 2010, compared to $176,431 for the nine months ended September 30, 2009. The overall decline resulted from a decrease in revenues from each business unit, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$99,022	$103,834	$(4,812)	(4.6)%
Tax Services	32,693	37,895	(5,202)	(13.7)%
Dispute & Legal Management Consulting(1)	29,302	34,702	(5,400)	(15.6)%
	$161,017	$176,431	$(15,414)	(8.7)%

(1)	Includes $3,454 of revenue from our acquisition of Cole Valuation Partners Limited effective June 15, 2010.

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

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US, LLC (which we acquired in July 2008) and lower revenues from property tax contingent fees.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment. Our year-to-date results include approximately $8,200 of revenue from this engagement, compared to approximately $20,500 of revenue recognized in the corresponding prior year period (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting). The decrease from this engagement was partially offset by $3,454 of revenue from our acquisition of Cole Valuation Partners Limited.

Segment Operating Income

Financial Advisory segment operating income decreased $7,813 or 26.4% to $21,730 for the nine months ended September 30, 2010, compared to $29,543 for the nine months ended September 30, 2009. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 13.5% for the nine months ended September 30, 2010, compared to 16.7% for the nine months ended September 30, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction in direct costs and allocated overhead expenses.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $5,936 or 12.6% to $41,103 for the nine months ended September 30, 2010, compared to $47,039 for the nine months ended September 30, 2009. Lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory were partially offset by higher revenues from Due Diligence, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$14,579	$16,491	$(1,912)	(11.6)%
Financial Engineering	9,962	14,508	(4,546)	(31.3)%
Strategic Value Advisory	8,881	10,242	(1,361)	(13.3)%
Due Diligence	7,681	5,798	1,883	32.5%
	$41,103	$47,039	$(5,936)	(12.6)%

Our Corporate Finance Consulting segment was impacted by lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand. Our Due Diligence business grew due to an increase in M&A related activity.

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $4,906 or 41.5% to $6,913 for the nine months ended September 30, 2010, compared to $11,819 for the nine months ended September 30, 2009. Segment operating income margin was 16.8% for the nine months ended September 30, 2010, compared to 25.1% for the nine months ended September 30, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction in direct costs and allocated overhead expenses.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $11,125 or 22.7% to $60,213 for the nine months ended September 30, 2010, compared to $49,088 for the nine months ended September 30, 2009, as summarized in the following table:

	Nine Months Ended
	September 30,	September 30,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
Global Restructuring Advisory	$29,208	$25,230	$3,978	15.8%
Transaction Opinions	19,575	14,995	4,580	30.5%
M&A Advisory	11,430	8,863	2,567	29.0%
	$60,213	$49,088	$11,125	22.7%

Each of our business units in the Investment Banking segment demonstrated continued strength from recent economic volatility and improvement in overall M&A transaction volume versus the corresponding prior year period.

Segment Operating Income

Operating income from the Investment Banking segment increased $6,577 or 91.4% to $13,772 for the nine months ended September 30, 2010, compared to $7,195 for the nine months ended September 30, 2009. Operating income margin was 22.9% for the nine months ended September 30, 2010, compared to 14.7% for the nine months ended September 30, 2009. The increase in segment operating income resulted from higher revenues from an increase in transaction activity, partially offset by an increase in compensation direct costs.

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

Cash and cash equivalents decreased by $8,513 to $98,798 at September 30, 2010, compared to $107,311 at December 31, 2009. The decrease in cash primarily resulted from $19,980 used in investing activities and $18,837 used in financing activities, partially offset by $30,465 provided by operating activities.

Operating Activities

During the nine months ended September 30, 2010, cash of $30,465 was provided by operating activities, compared to $29,681 provided in the corresponding prior year period. The increase of amounts used in operating activities primarily resulted from an increase in amounts provided by accounts receivable and a decrease in amounts used by unbilled services. These benefits were partially offset primarily from an increase in amounts used by accounts payable and accrued expenses, and an increase in amounts used by accrued compensation (primarily from the realignment of senior management).

Investing Activities

During the nine months ended September 30, 2010, cash of $19,980 was used in investing activities, compared to $11,214 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment to support our business, (ii) cash consideration for our acquisition of Cole Valuation Partners Limited and payments of earn-outs for acquisitions which primarily consisted of an earn-out payment to the sellers of Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group), and (iii) purchases of investments related to the Company’s deferred compensation plan.

Financing Activities

During the nine months ended September 30, 2010, cash of $18,837 was used in financing activities, compared to $17,088 used in the prior year period. Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock – Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program as well as shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Distributions for taxes	$3,359	$14,197
Other distributions	2,121	1,313
Payments pursuant to the Tax Receivable Agreement	-	-
	$5,480	$15,510

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

Other distributions
During the nine months ended September 30, 2010, the Company distributed $2,121 to holders of New Class A Units, other than Duff & Phelps Corporation. Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 distribution per vested unit on March 16, 2010 and a $0.06 distribution per vested unit on May 28, 2010 and August 27, 2010. These amounts totaled $1,959 and will be treated as a reduction in basis of each member’s ownership interests. Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the nine months ended September 30, 2010, the Company distributed $162 to members whose units vested during 2009. Any amounts related to unvested units that forfeit are returned to the Company.

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

As of September 30, 2010, the Company recorded a liability of $106,802, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

•
Dividends – Cash dividends of $4,828 reflects the payment of quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of March 16, 2010 and $0.06 per share of our Class A common stock to holders of record as of May 18 and August 17, 2010.

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

There were no amounts outstanding under the Credit Facility at September 30, 2010 or through the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2010, the Company had $4,115 of outstanding letters of credit of which $3,685 were issued against the Credit Facility. There was $430 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company’s consolidated leverage ratio at September 30, 2010, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of September 30, 2010. The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Market risks at September 30, 2010 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company’s Class A common stock during the quarter ended September 30, 2010:

				Approximate
			Total	Dollar
			Number of	Value of
			Shares	Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Class A Common Stock	Purchased	Per Share	Program	Program
July 1 through July 31, 2010	30	$12.56	30	$44,322
August 1 through August 31, 2010	30	11.02	23	44,070
September 1 through September 30, 2010	9	11.48	7	43,983
Total	69	$11.75	60

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. As part of this program, the Company has repurchased 444 shares of Class A common stock to date at an average price of $13.54 per share.

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

In August 2010, 2 New Class A Units were exchanged for 2 shares of Class A common stock and 2 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges.

As of September 30, 2010, we received notices principally from certain current and former employee unitholders to exchange 1,743 New Class A Units of D&P Acquisitions for a corresponding number of shares of our Class A common stock, with respect to the exchange scheduled to occur on November 15, 2010.  At such time, a corresponding number of shares of our Class B common stock will be cancelled.  There were no notices to exchange received by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners with respect to the exchange scheduled to occur on November 15, 2010.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date: October 28, 2010	/s/ Jacob L. Silverman
JACOB L. SILVERMAN
Chief Financial Officer