Form 10-K
period 2010-12-31
Duff & Phelps Corp
filed 2011-02-24
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates was $381.9 million as of June 30, 2010, based on the closing price of the registrant’s Class A common stock reported on the New York Stock Exchange on such date of $12.63 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock and exclusion of common equity held by affiliates.

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 30,168,386 as of January 31, 2011.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 11,150,997 as of January 31, 2011.

Documents Incorporated by Reference
Portions of the registrant’s consolidated financial statements are incorporated by reference into Part I and Part II of this Form 10-K.  Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

In this report, references to the “Company,” “we,” “us,” “our” and “Successor” refer to Duff & Phelps Corporation and its consolidated subsidiaries during the period subsequent to October 3, 2007, the date we consummated our initial public offering (“IPO”) and related transactions.  Prior to the IPO, Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions” or “Predecessor”) was comprised of certain consolidated entities under the common ownership of D&P Acquisitions.  References to “revenue” or “revenues” refer to revenue excluding client reimbursable expenses.  Amounts are reported in thousands, except for per share amounts, rate-per-hour, headcount or where the context requires otherwise.

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

In 2005, Duff & Phelps, LLC teamed with Lovell Minnick and Vestar Capital Partners (“Vestar”), another leading private equity firm, to acquire the Corporate Value Consulting business (“CVC”) from the Standard & Poor's division of The McGraw-Hill Companies, Inc. (“McGraw-Hill”).  CVC was formed in the 1970s, initially as part of the financial advisory service groups of Price Waterhouse and Coopers & Lybrand.  These practices were combined in 1998 when Price Waterhouse merged with Coopers & Lybrand to form PricewaterhouseCoopers (“PwC”) and were subsequently acquired by McGraw-Hill in 2001, thereby establishing independence from the audit practice of PwC.  In connection with the acquisition of CVC, D&P Acquisitions, LLC (“D&P Acquisitions”) was formed and Duff & Phelps, LLC became a wholly-owned subsidiary of D&P Acquisitions.  In October 2006, D&P Acquisitions acquired Chanin Capital Partners, LLC (“Chanin”), an independent specialty investment bank providing restructuring advisory services.

The Company was incorporated on April 23, 2007 and consummated its initial public offering (“IPO”) on October 3, 2007.  Since our IPO, we have acquired eight additional businesses to continue the build out of our business and the services we offer.

2010 Developments

General developments during 2010 included the following:

▪
Over the past several years, our business has been impacted by the economic downturn in general and slowdown of merger and acquisition (“M&A”) activity in particular.  During 2010, we began to see modest improvements in certain areas of our business, particularly in the latter part of the year in certain areas relating to M&A activity.  Many areas of our business, including M&A Advisory, Transaction Opinions and Due Diligence, demonstrated growth as a result of the improvement in overall M&A transaction volume.  We believe these businesses, as well as Valuation Advisory, should generally react favorably to the extent that the overall increase in transaction volume continues.  Our Global Restructuring Advisory business grew modestly as a result of continued economic volatility, although such growth may be tempered if we enter a more robust period of economic recovery.  Certain other areas of our business which we believe have historically been less correlated to M&A volumes, such as Portfolio Valuation and Financial Engineering, have experienced lower growth in recent quarters as a result of the current economic environment.  Overall, we believe that revenue and earnings for the year demonstrate the resiliency of our balanced portfolio of services and diversified client base, whose demand for complex financial advisory and valuation services continues.

▪
Our client service headcount decreased to 785 client service professionals at December 31, 2010, compared to 878 client service professionals at December 31, 2009.  We had 157 client service managing directors at December 31, 2010, compared to 163 at December 31, 2009.

▪	We had $113,328 of cash and cash equivalents and no debt at December 31, 2010.

▪	We made targeted acquisitions to strengthen the depth of our offerings in key markets and service areas:

Effective
Date	Acquisition	Description

6/15/10	Cole Valuation Partners
Toronto-based independent financial advisory firm.  Specializing in financial litigation support, business valuation, corporate finance advisory and forensic and investigative accounting.  Cole added 20 client service professionals and became part of our Dispute & Legal Management Consulting business unit.

12/15/10	Dynamic Credit Partners (U.S. Advisory Business)	New York-based provider of valuation services for complex financial instruments. Dynamic added 8 client service professionals and became part of our Financial Engineering business unit.

12/15/10	June Consulting Group
Houston-based advisor to corporate legal departments on technical and operational issues.  June added 12 client service professionals and became part of our Dispute & Legal Management Consulting business unit.

▪
We paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record on March 16, 2010 and $0.06 per share on May 18, 2010, August 17, 2010 and November 23, 2010.  Concurrent with the payment of per share dividends on our Class A common stock, the Company distributed an equal amount per unit to holders of vested ownership units of D&P Acquisitions (“New Class A Units”).

▪
In 2010 the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock.  As part of this program, the Company repurchased 451 shares of Class A common stock to date at an average price of $13.54 per share through the filing date of this Annual Report on Form 10-K.

Overview of Our Services

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

Revenues and operating income by segment are reported in the Notes to the Consolidated Financial Statements.  Segment revenues as a percentage of total revenues excluding reimbursable expenses are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
Financial Advisory	60%	63%	66%
Corporate Finance Consulting	15%	17%	15%
Investment Banking	25%	20%	19%
	100%	100%	100%

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units.  Our Corporate Finance Consulting segment provides services related to Portfolio Valuation, Financial Engineering, Strategic Value Advisory and Due Diligence.  We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues.  Our Investment Banking segment includes our Global Restructuring Advisory, Transaction Opinions and M&A Advisory business units.  Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

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

Valuation Advisory

Financial Reporting.  We believe we are a leading independent provider of valuation services for financial reporting.  We provide objective and independent valuation advice that allows our clients to meet important regulatory, market and fiduciary requirements.  Our corporate finance expertise and extensive working knowledge of the relevant accounting requirements, combined with our use and development of industry-specific sophisticated valuation methodologies, fulfill even the most complex financial reporting requirements.  Examples of the financial reporting services we offer in the context of both U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) include valuations for business combinations (purchase price allocations)  pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations and IFRS 3, Business Combinations; periodic impairment testing of goodwill and other intangibles pursuant to FASB ASC 350, Intangibles–Goodwill and Other; periodic impairment testing of long-lived fixed assets pursuant to FASB ASC 360, Property, Plant, and Equipment; periodic impairment testing of assets, including goodwill, pursuant to International Accounting Standards (“IAS”) IAS 36, Impairment of Assets; valuations related to stock compensation pursuant to FASB ASC 718, Compensation–Stock Compensation and IFRS 2, Share-Based Payment; “cheap stock” valuation; and fresh start accounting for companies emerging from Chapter 11 bankruptcy.  The acute sensitivity of our clients at the highest levels of the organization to the quality and transparency of the financial information they present to their investors results in strong customer loyalty, which often leads to repeat client engagements and creates an established entry point for the delivery of additional services.

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

Transfer Pricing.  Transfer pricing is a significant international tax issue facing multi-national companies.  Most tax authorities require comprehensive transfer pricing documentation, have other compliance requirements and impose severe penalties for failure to comply.  Furthermore, transfer pricing presents significant tax optimization opportunities for multi-national companies.  We provide a full scope of transfer pricing services to ensure that inter-company transactions comply with required arm's-length standards as well as create the contemporaneous documentation to support global compliance requirements.

Dispute & Legal Management Consulting

Dispute Consulting.  We offer a broad array of dispute consulting services to corporate clients in a variety of industries.  Our professionals provide comprehensive support throughout all stages of a dispute including early case assessment, electronic discovery services, complex data management, forensic accounting and damages testimony.   Our experts have provided testimony in a variety of subject matters including bankruptcy and retrospective solvency, business insurance consulting, intellectual property disputes, commercial and shareholder litigation, forensic accounting and investigative services and purchase price disputes.   Our clients include corporations and attorneys from many of the largest and most prominent corporations and law firms in the country.  Our professionals have provided testimony in arbitrations, mediations, federal and state courts and on behalf of clients involved in governmental inquiries.   In addition to the industry and forensic accounting experts which are a part of our practice, we also maintain an external network of affiliates with specialized skills whom we work with on an as-needed basis in order to provide our clients with comprehensive support.

Legal Management Consulting.  We provide various services designed to enable chief legal officers, chief compliance officers and law firm leaders to develop organizational strategy, streamline operations, improve compliance programs, optimize technology systems and make informed risk management decisions.  Legal management consulting services are matched to the specific needs of the client, and have encompassed organizational planning and design, operations improvement, and technology and infrastructure planning.  In addition, we assist clients in the development and implementation of a wide variety of records and information management programs, including the creation of records retention and privacy programs.

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

Corporate Finance Consulting

Our Corporate Finance Consulting segment provides consulting services in connection with the valuation of difficult-to-value investments, advice regarding transactions and business growth strategies and consulting regarding business performance measurement and improvement.  This segment primarily serves clients who invest in alternative assets.  Its foundation is our expertise in the valuation of these assets, especially for securities and positions for which there are no “active market” quotations available.  Given the significant rise in the number and value of illiquid securities held by hedge funds, private equity funds, pension funds, endowments and corporations, we believe the scrutiny and attention by investors and regulators to fair value reporting standards has increased substantially.

Portfolio Valuation

Our portfolio valuation client service professionals specialize in assisting the alternative asset management community with investment and reporting issues, including portfolio valuations, “best practices” consulting, general partnership valuations, secondary market transaction valuations and operational risk due diligence.  Our portfolio valuation clients include investors in illiquid and restricted securities, including private equity firms and hedge funds.  The majority of our clients’ illiquid portfolios are comprised of secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, structured products, OTC and other derivative securities.  Similar to our corporate clients, our alternative asset community clients are under intense scrutiny regarding their fiduciary duties to their investors/constituents, which has prompted many of these firms to obtain outside assurances on the valuations of the investment portfolios for which they are responsible.  Conflict of interest considerations typically prevent any accounting firm that has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio.  As a result, we typically do not compete with large accounting firms, such as the four largest international accounting firms (i.e., the “Big Four”), in providing these services.  We typically deliver these services on a recurring basis.  We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenues in this practice group and increase our brand equity and recognition within the alternative asset community.

Financial Engineering

New financial processes and sophisticated quantitative models are transforming the way investors analyze and manage risk, price financial instruments and evaluate business strategies.  Our financial engineering practice provides the valuation advice investors use, including valuation of alternative and derivative instruments (including structured products, mortgage-backed securities and other complex instruments), to enhance their ability to identify, control, diversify, mitigate and exploit risk.  Financial engineering analyses and valuations can be used to support financial reporting, tax planning, risk management, securities design and investment decision making.  We draw upon the latest developments in finance theory, mathematics and computer science to design and evaluate financial instruments that help achieve investors' goals.  Financial engineering services include auction rate securities valuation; derivatives valuations pursuant to FASB ASC 815, Derivatives and Hedging; alternative assets valuations pursuant to FASB ASC 820, Fair Value Measurements and Disclosures; and valuations for employee stock options and incentives pursuant to FASB ASC 718, Compensation–Stock Compensation.

Due Diligence

We provide buy-side and sell-side transaction advisory services to private equity and strategic buyers.  Our professionals assist with the accounting, financial, commercial, operational, tax and information technology aspects of the due diligence process by developing and executing a due diligence plan that focuses on the key value drivers and risks that are critical to our clients' investment or divestiture decisions.  Our independence allows us to provide a broader and deeper array of services to our clients than their audit firms.  Our ability to collaborate across D&P practices also creates a more efficient and cost effective process.   We have expanded our services to include interim financial management (CFO, controller, etc.), working capital and cash flow analysis/forecasts, performance analysis and benchmarking,  lender analyses, covenant reviews, IPO related assistance (helping prepare management’s discussion and analysis, pro-forma financial statements and footnote disclosures) and operations analysis.  These services enable our clients to obtain further transparency into their investment portfolios and enhance their ability to proactively make investment lifecycle decisions.

Strategic Value Advisory

Our strategic value advisory practice helps clients improve ongoing performance, optimize their transaction and investment strategies, and enhance fundamental company value.  Whether a company is contemplating a transaction, allocating capital, addressing profitability or liquidity issues, or weighing alternative growth strategies, we provide advice and management tools based on a rigorous valuation-oriented perspective.  We advise management and boards of directors of companies that are evaluating strategic alternatives, looking to raise capital or considering mergers, acquisitions, joint ventures or divestitures.  We also help companies address profitability and operational issues, value contingencies and allocate limited capital.

Investment Banking

Our Investment Banking segment focuses on providing services to corporate and investor clients through our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units.  A significant portion of revenues in this segment are generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction.  As a result, revenues in this segment can be less predictable and more event-driven than revenues in our Financial Advisory and Corporate Finance Consulting segments.  However, projects in this segment have the potential to generate higher revenue per client service professional, thereby resulting in higher margins.

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

Transaction Opinions

Our independent fairness opinions, solvency opinions and commercially reasonable debt opinions help provide boards of directors, lenders, trustees and other corporate fiduciaries with a legally defensible basis to support important corporate decisions.  Our ability to offer financial opinions that satisfy all constituencies, including regulators and shareholders, has been developed through extensive research, detailed financial analyses and a commitment to stay current on key governance and regulatory issues.  In recent years, we believe our fairness opinion practice has benefited from an increase in the perceived standard of diligence required by boards of directors to adequately satisfy their fiduciary duties, particularly when faced with financial advisors who may have conflicts arising from the receipt of success-based transaction advisory or financing fees in conjunction with sell-side advisory assignments.  Finally, we believe we are one of the leading financial advisors in transactions involving retirement benefit plans, including employee stock ownership plans (“ESOPs”) and other ERISA plans.  We have a strong background in resolving the unique financial, valuation, tax and structural issues involving employee benefit plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), and also provide recurring ERISA/ESOP valuation services for our clients on a periodic basis.

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

Our Global Reach

Increasing our global presence remains a key strategy.  Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
North America	89%	90%	90%
Europe	10%	9%	9%
Asia	1%	1%	1%
Total revenues	100%	100%	100%

Our Clients

We have a client base that includes Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds.  Our clients operate in a broad array of industries.  The following table summarizes our global client base and the number of engagements we performed for each client:

	Approximate	Approximate
	Number of	Number of
	Clients	Engagements
2010	2,100	4,500
2009	2,200	4,500
2008	2,300	4,900

In addition, our client base includes over one third of S&P 500 companies.  Our top ten clients represented approximately 11.8%, 15.9% and 8.5% of revenues excluding reimbursable expenses in 2010, 2009 and 2008, respectively.  No single client accounted for more than 1.7% of total revenues in 2010, 2009 or 2008, except for one client that accounted for 2.4% and 8.1% of revenues in 2010 and 2009, respectively.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first half of 2010.

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

At December 31, 2010, we had 1,039 globally-based personnel, consisting of 785 experienced and credentialed client service professionals, 158 internal support personnel and 96 administrative staff.  Of our 785 client service professionals, 157 were managing directors and 628 were directors, vice-presidents, senior associates and analysts.  Of the 785 client service professionals, 83% were based domestically and 17% internationally.  Most of our client service professionals have backgrounds in accounting, finance or economics.  The common elements of these skill sets enables us to transfer staff between service lines to better manage the utilization and career development of our client service professionals.  We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the Big Four, independent specialty consulting firms, middle market investment banks and larger, diversified investment banks.

We consistently monitor the performance of our personnel through an annual performance management process that is designed to align performance with our business strategy, assess competency against appropriately set benchmarks and identify development needs in the context of short and long-term career aspirations.  To reward performance we have implemented a reward program that aims to aggressively differentiate compensation based on performance.  Our reward program includes base pay, an incentive bonus and a variety of benefits.  We also aim to align our interests with those of our personnel through equity ownership programs.  Many of our senior client service professionals are subject to restrictive covenants that, in most cases, prohibit the individual from soliciting our clients for a period of up to two years following termination of the person's employment with us and from soliciting our personnel for a period of two years after termination of the person's employment.

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

Business Development and Marketing

Our goal is to build a well-recognized brand globally that is synonymous with a top-tier financial advisory and investment banking services firm.  We generate new business opportunities primarily based on the professional relationships of our managing directors, our reputation in the marketplace and referrals from third party advisors, including law, accounting and investment banking firms and our corporate investor clients.  Our managing directors are respected within their chosen fields and are instrumental to our business development activities.  Many of our managing directors are recognized as leaders in their fields and are members of national trade boards and committees of trade associations.

Our client service professionals are encouraged to generate new business from both existing and new clients, and are rewarded with increased compensation and promotions for obtaining new business.  Many of our client service professionals have published articles in industry, business opportunities, economic and legal journals and have made speeches and presentations at industry conferences and seminars, which serve as a means of attracting new business and enhancing their reputations.  In pursuing new business, our client service professionals emphasize Duff & Phelps' institutional reputation and experience while also promoting the expertise of the particular individuals who will work on the matter.  We augment the business development activities of our managing directors and other client service professionals with centralized brand support through advertising in business and industry media, select sports marketing avenues, the production of marketing materials and the organization and sponsorship of seminars, trade conferences and other events.

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

Regulation

As a participant in the financial services industry, we are subject to extensive regulation in the U.S., the United Kingdom and elsewhere.  As a matter of public policy, regulatory bodies in the U.S. and foreign jurisdictions are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services in the United States, is registered as a broker-dealer with the SEC and is a member firm of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of the SEC and FINRA.  As Duff & Phelps Securities, LLC is also registered to conduct business in all U.S. states, the District of Columbia and Puerto Rico, state securities regulators also have regulatory authority over Duff & Phelps Securities, LLC.

Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other jurisdictions in which we operate.  Duff & Phelps Securities, Ltd. is authorized and regulated by the Financial Services Authority.  The Financial Services Authority is an independent non-governmental body located in the United Kingdom.  In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories.  Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis.  Duff & Phelps Securities, Ltd. is allowed to conduct certain regulated services in those countries without receiving direct authorization from the host EEA state (i.e., the EEA country where the Company is doing business).  The Financial Services Authority is wholly responsible for the Company’s business conducted in the United Kingdom and all prudential regulation. The host state is responsible for regulating the conduct of that business.  Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain direct authorization from the host state, it must comply with local regulatory requirements.  Duff & Phelps Securities, Ltd. also received permission from the Financial Services Authority and the Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) to establish a branch office in Munich, Germany.  Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”).  The AMF is an independent public body located in France.  Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization.

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

Item 1A.  Risk Factors.

Risks Related to Our Business

A continued or renewed economic downturn, decline in global financial markets and/or other conditions beyond our control may materially and adversely affect our business, results of operations, financial condition, access to funding and the market price of our Class A common stock

A continued or renewed economic downturn, decline in global financial markets and/or other conditions beyond our control may continue to adversely affect employment rates, commercial and consumer spending, commercial and consumer indebtedness, availability of credit, asset values, investments and liquidity, which in turn may continue to negatively impact certain of our customers and have resulted and may continue to result in decreased demand or pricing levels for our services.

As a financial advisory, corporate finance consulting and investment banking firm, our business segments are materially affected by conditions in the global financial markets and economic conditions throughout the world.  For example, revenue generated by our M&A advisory, transaction opinions and purchase price allocation engagements is directly related to the volume and size of the M&A transactions for which we provide services.  During periods of unfavorable market or economic conditions, the volume and size of M&A transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial advisory firms seeking such engagements.  Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions.  We have seen a reduction in demand for these services in recent periods and may continue to see a reduction in demand for these or other services in future periods.  Our profitability could also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

The future market and economic climate may deteriorate because of many factors beyond our control, and any one of these factors may cause a substantial decline in the global financial services markets, which could result in reduced demand for our services.  These factors include, among other things, economic and political conditions in the United States and elsewhere in the world, wavering corporate/consumer confidence levels, the availability of cash for investment by mutual funds and other institutional as well as retail investors, and legislative and regulatory changes.  Beginning in July 2007, there was a significant disruption in world financial markets, particularly in the credit markets, which negatively impacted M&A activity, particularly among private equity buyers.  If the ongoing effects of this downturn continue or renew, our results of operations, demand for our services or pricing levels could be adversely affected in future periods.

Our liquidity, financial position and profitability could be adversely affected by deterioration in U.S. and international credit markets and economic conditions

Recent deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and in some cases fail.  These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers.  Due to recent market events, our liquidity and our ability to obtain financing may be negatively impacted if the lender under our revolving credit facility, or another financial institution, suffers liquidity issues.  In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility.  Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing.

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

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue and clients can terminate engagements with us at any time

Our business operates in a highly competitive environment where typically there are no long-term contracted sources of revenue.  Typically, each revenue-generating engagement is separately solicited, awarded and negotiated.  In addition, many businesses do not routinely engage in transactions requiring our services.  As a consequence, our fee-paying engagements with many clients are not likely to be predictable, and high levels of revenue in one period are not necessarily predictive of continued high levels of revenue in future periods.  We also lose clients each year as a result of the sale or merger of a client, a change in a client's senior management, competition from other firms and other causes.  As a result, our revenue could decline materially due to such changes in the volume, nature and scope of our engagements.

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

A high percentage of our revenue is derived from a small number of clients and the reduction of services provided to clients or termination of any one of our engagements could reduce our revenues and harm our operating results

Our clients operate in a broad array of industries and include Fortune 1000 companies, smaller companies, prominent law firms and leading private equity and hedge funds.  Our top ten clients represented approximately 11.8%, 15.9% and 8.5% of revenues excluding reimbursable expenses in 2010, 2009 and 2008, respectively.  The composition of the group of clients comprising these percentages can vary significantly each year, and a relatively small number of clients may account for a significant portion of our revenues.  The loss or decrease of revenue from even one client or the failure of us to consummate a success-fee based engagement could adversely affect our revenues and results of operations.

No single client accounted for more than 1.7% of total revenues in 2010, 2009 or 2008, except for one client that accounted for 2.4% and 8.1% of revenues in 2010 and 2009, respectively.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first half of 2010.  The inability to replace revenue from this or certain other of our clients that represent a significant percentage of our revenues could adversely affect our revenues and results of operations in the future.

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

Fluctuations in our quarterly revenues and results of operations could depress the market price of our common stock

We may experience significant fluctuations in our revenues and results of operations from one quarter to the next.  If our revenues or net income in a quarter fall below the expectations of securities analysts or investors, the market price of our Class A common stock could fall significantly.  Our results of operations in any quarter can fluctuate for many reasons, including the number, scope, and timing of ongoing client engagements; when we receive success-based fees; the extent to which we can reassign our client service professionals efficiently from one engagement to the next; the extent to which our client service professionals take holiday, vacation, and sick time; hiring; the extent of fee discounting or cost overruns and other factors affecting productivity and collectability of receivables and unbilled work in process.

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

Our intellectual property rights in our Duff & Phelps name are important, and any inability to use that name could negatively impact our ability to build brand identity

We believe that establishing, maintaining and enhancing the Duff & Phelps name are important to our business.  Pursuant to a name use agreement between us and Phoenix Duff & Phelps Corporation, a subsidiary of Virtus Investment Partners, Inc., we have the perpetual exclusive right to use the Duff & Phelps name in connection with capital raising, M&A services, corporate valuations, fairness opinions, strategic financial consulting, capital adequacy opinions and certain other investment banking businesses.  It is possible that we and Phoenix Duff & Phelps Corporation could disagree on whether certain types of our businesses are covered by the name use agreement.  If Phoenix Duff & Phelps Corporation were to successfully challenge our right to use our name, or if we were unable to prevent a competitor from using a name that is similar to our name, our ability to build brand identity could be negatively impacted.  In addition, if Phoenix Duff & Phelps Corporation is involved in any misconduct or illegal activity, our reputation could be negatively impacted.

Our engagements could result in professional liability, which could be very costly and hurt our reputation

Our engagements typically involve complex analysis and the exercise of professional judgment.  As a result, we are subject to the risk of professional liability.  If a client questions the quality of our work, the client could threaten or bring a lawsuit to recover damages or contest its obligation to pay our fees.  Litigation alleging that we performed negligently or breached any other obligations to a client could expose us to significant legal liabilities and, regardless of outcome, is often very costly, could distract our management and could damage our reputation.  In addition, third parties may allege reliance on our work which could expose us to additional lawsuits and potential liability.  We are not always able to include provisions in our engagement agreements that are designed to limit our exposure to legal claims relating to our services.  Even if these limiting provisions are included in an engagement agreement, they may not protect us or may not be enforceable under some circumstances, including, without limitation, in the context of a bankruptcy proceeding.  In addition, we carry professional liability insurance to cover many of these types of claims, but the policy limits and the breadth of coverage may be inadequate to cover any particular claim or all claims plus the cost of legal defense.  For example, we provide services on engagements in which the impact on a client may substantially exceed the limits of our professional liability coverage.  If we are found to have professional liability with respect to work performed on such an engagement, we may not have sufficient insurance to cover the entire liability.

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

Further, the demand for a substantial portion of our business is generated by financial reporting requirements under U.S. GAAP or IFRS.  For example, the demand for our purchase price allocation services is primarily driven by the requirement under FASB ASC 805, Business Combinations, that in a business combination the acquiring company allocates the purchase price to individual tangible assets as well as intangible assets and liabilities, based on fair value.  Therefore, the demand for our services could decrease as a result of any future changes in accounting standards (e.g., FASB ASC 820, Fair Value Measurements and Disclosures, or any suspension of so-called “mark-to-market” accounting) or our inability to develop expertise resulting from new standards or a change of existing standards.  As a result, our financial condition and results of operation could be materially adversely affected by any future changes in accounting standards.

We are subject to extensive regulation in the financial services industry

We participate in the financial services industry, and are subject to extensive regulation in the United States, the United Kingdom and elsewhere.  Duff & Phelps Securities, LLC, our subsidiary through which we provide our M&A advisory services in the United States, is registered as a broker-dealer with the SEC and is a member firm of FINRA.  Accordingly, the conduct and activities of Duff & Phelps Securities, LLC are subject to the rules and regulations of the SEC and FINRA.  Certain state securities regulators also have regulatory or oversight authority over Duff & Phelps Securities, LLC.  Duff & Phelps Securities, Ltd., our subsidiary, is authorized and regulated by the Financial Services Authority in the United Kingdom.  In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories.  Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis.  Duff & Phelps Securities, Ltd. is allowed to conduct certain regulated services in those countries without receiving direct authorization from the host EEA state (i.e., the EEA country where the Company is doing business).  The Financial Services Authority is wholly responsible for the Company’s business conducted in the United Kingdom and all prudential regulation.  The host state is responsible for regulating the conduct of that business.  Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain direct authorization from the host state, it must comply with local regulatory requirements.  Duff & Phelps Securities, Ltd. also received permission from the Financial Services Authority and the Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) to establish a branch office in Munich, Germany.  Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”).  The AMF is an independent public body located in France.  Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization.

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

Our operations and infrastructure could malfunction or fail

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

Risks Related to Our Organization and Structure

Our only material asset is our ownership of D&P Acquisitions, and we are accordingly dependent upon distributions from D&P Acquisitions to pay dividends, if any, taxes and other expenses

The Company is a holding company and has no material assets other than its ownership of New Class A Units.  The Company has no independent means of generating revenue.  We intend to cause D&P Acquisitions to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable, payments pursuant to the tax receivable agreement and dividends, if any, declared by us.  To the extent that we need funds, and D&P Acquisitions is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The existing unitholders of D&P Acquisitions, whose interests may differ from those of our public stockholders, own a substantial stake in the Company

The existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, owned 27.0% of the New Class A Units at December 31, 2010.  Because they hold their ownership interest in our business through D&P Acquisitions, rather than through the public company, these existing unitholders may have conflicting interests with holders of our Class A common stock.  For example, the existing unitholders of D&P Acquisitions may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRA (as defined in Item 7).  In addition, the structuring of future transactions may take into consideration these existing unitholders' tax considerations even where no similar benefit would accrue to us.

In addition, the existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, controlled 27.0% of the combined voting power of our Class A and Class B common stock at December 31, 2010.  Accordingly, the existing unitholders of D&P Acquisitions, if voting in the same manner, could significantly influence the election of all of the members of our board of directors, and thereby have the ability to significantly influence control over our management and affairs.  In addition, they could significantly influence the outcome of all matters requiring shareholder approval and could significantly influence a change of control of our company or a change in the composition of our board of directors, which could preclude any unsolicited acquisition of our company.

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

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities identified by Lovell Minnick and Vestar

Lovell Minnick and Vestar and their affiliates are in the business of providing buyout capital and growth capital to developing companies, and may acquire interests in businesses that directly or indirectly compete with certain portions of our business.  Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us, on the one hand, and Lovell Minnick and Vestar, on the other hand.  As set forth in our amended and restated certificate of incorporation, neither Lovell Minnick nor Vestar, nor any director, officer, stockholder, member, manager or employee of Lovell Minnick or Vestar has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate.  Therefore, a director or officer of our company who also serves as a director, officer, member, manager or employee of Lovell Minnick or Vestar may pursue certain acquisition opportunities that may be complementary to our business and, as a result, such acquisition opportunities may not be available to us.  These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Lovell Minnick or Vestar to themselves or their other affiliates instead of to us.  To date, no acquisition or attractive corporate opportunity of which we are aware was foregone because of our relationship with Lovell Minnick and Vestar.  The above provision shall automatically, without any need for any action by us, be terminated and void at such time as Lovell Minnick, Vestar and their affiliates, whose ownership interests shall be counted together as a group, own less than 20% of our outstanding Class A common stock on a fully exchanged basis.  As of December 31, 2010, Lovell Minnick, Vestar and their affiliates collectively owned 20.9% of our Class A common stock on a fully exchanged basis.

Risks Related to Our Class A Common Stock

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our stockholders

The market price of our Class A common stock has been highly volatile and could be subject to wide fluctuations in the future.  In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur.  If the market price of our Class A common stock declines significantly, stockholders may be unable to sell their Class A common stock at or above their purchase price, if at all.  We cannot make any assertions that the market price of our Class A common stock will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the price of our Class A common stock or result in fluctuations in the price or trading volume of our Class A common stock include variations in our quarterly operating results; failure to meet our earnings estimates; publication of research reports about us or the investment management industry or the failure of securities analysts to cover our Class A common stock; additions or departures of our executive officers and other key management personnel; adverse market reaction to any indebtedness we may incur or securities we may issue in the future; actions by stockholders; changes in market valuations of similar companies; speculation in the press or investment community; changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters; adverse publicity about the financial advisory industry generally or individual scandals, specifically; and general market and economic conditions.

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

The existing unitholders of D&P Acquisitions have entered into an exchange agreement with D&P Acquisitions under which, from time to time, typically once a quarter, they will have the right to exchange with D&P Acquisitions their vested New Class A Units for shares of our Class A common stock on a one-for-one basis, subject to notice requirements and minimum retained ownership requirements, and subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.  The exchange agreement generally provides that (i) certain of our existing unitholders, including Vestar and Lovell Minnick, may currently elect to exchange with D&P Acquisitions 100% of their New Class A Units into shares of our Class A common stock; (ii) our executive unitholders may currently elect to exchange with D&P Acquisitions up to 60% of such New Class A Units after September 28, 2010, and 100% of such New Class A Units after September 28, 2011, subject to vesting and notice requirements; and (iii) our non-executive unitholders may currently elect to exchange with D&P Acquisitions up to 100% of such New Class A Units after September 28, 2010, subject to vesting and notice requirements.

At December 31, 2010, the existing unitholders of D&P Acquisitions held 11,151 or 27.0% of New Class A Units, all of which will be potentially exchangeable with D&P Acquisitions for shares of our Class A common stock.  We filed a registration statement in order to permit the resale of these shares and the 3,375 shares of Class A common stock purchased by Shinsei pursuant to a stock purchase agreement prior to our IPO, subject to certain blackouts and other restrictions.  In addition, there were 3,432 restricted stock awards and 303 restricted stock units outstanding at December 31, 2010.  Subject to forfeiture provisions, these awards vest and could potentially be sold at various times through 2014.

We could change our existing dividend policy in the future

We began paying quarterly cash dividends to holders of record of our Class A common stock on June 12, 2009.  In 2010, we paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record on March 16, 2010 and $0.06 per share on May 18, 2010, August 17, 2010 and November 23, 2010.  We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders.  Future declaration and payment of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.  For example, in the event that deteriorating economic conditions or disruptions in the credit markets have a significant impact on our liquidity or ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future.  We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts.  A reduction in our dividend payments could have a negative effect on our stock price.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently have leased offices located in 24 cities across the United States, Europe and Asia.  Our current principal executive office is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023.  Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in many of our practice groups and each reporting segment.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of the Company’s Class A Common Stock

Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “DUF.”  At the close of business on January 31, 2011, there were 480 Class A common stockholders of record.  A number of the Company’s stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Class A common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock and dividends paid per share of Class A common stock:

			Dividends
	Sales Price		Per
	High	Low	Share
Year Ended December 31, 2010
Fourth Quarter	$17.35	$12.75	$0.06
Third Quarter	13.82	9.92	0.06
Second Quarter	17.45	11.28	0.06
First Quarter	19.00	15.64	0.05

Year Ended December 31, 2009
Fourth Quarter	$19.16	$15.39	$0.05
Third Quarter	19.68	15.63	0.05
Second Quarter	19.96	14.23	0.05
First Quarter	19.86	12.35	-

Dividend Policy

We began paying quarterly cash dividends to holders of record of our Class A common stock on June 12, 2009.  In 2010, we paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record on March 16, 2010 and $0.06 per share on May 18, 2010, August 17, 2010 and November 23, 2010.  Concurrent with the payment of per share dividends on our Class A common stock, the Company distributed an equal amount per unit to holders of New Class A Units.  Future cash dividends and distributions, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time.  Dividend determinations (including the size of our quarterly dividend) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

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

In 2010, 1,788 New Class A Units were exchanged for 1,788 shares of Class A common stock and 1,788 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.  There were no exchanges during 2010 by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company’s Class A common stock during the quarter ended December 31, 2010:

				Approximate
			Total	Dollar
			Number of	Value of
			Shares	Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Class A Common Stock	Purchased	Per Share	Program(1)	Program
October 1 through October 31, 2010	-	$-	-	$43,983
November 1 through November 30, 2010	2	13.94	-	43,983
December 1 through December 31, 2010	18	14.71	7	43,892
Total	20	$14.64	7

(1)
On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock.  There is no set expiration date.

As part of this program, the Company repurchased 451 shares of Class A common stock to date at an average price of $13.54 per share through the filing date of this Annual Report on Form 10-K.  Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases.  The purchases were funded from existing cash balances.  Repurchased shares were retired and recorded as a reduction to additional paid-in capital.  This program does not obligate the Company to acquire any particular amount of common stock.  The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s  business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors.  The share repurchase program may be suspended, modified or discontinued at any time.

In addition, the Company withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders’ tax liabilities in connection with the lapse of restrictions on such shares.  These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Equity Compensation Plan Information

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of seven companies that includes:  CRA International, Inc.;  Evercore Partners, Inc.;  FTI Consulting, Inc.;  Greenhill & Company, Inc.;  Huron Consulting Group, Inc.;  LECG Corporation;  and Navigant Consulting, Inc.  An investment of $100 (actual dollars) with reinvestment of all dividends is assumed to have been made in our common stock, the peer group, and the index on September 28, 2007 and its relative performance is tracked through December 31, 2010.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08
Duff & Phelps Corporation	$100.00	$115.53	$108.39	$107.25	$100.76	$83.38	$98.04	$98.47	$88.83	$90.25
Russell 2000 Index	100.00	102.87	95.48	95.42	88.92	85.62	85.98	89.58	93.69	86.48
Peer Group	100.00	108.60	108.50	111.82	100.56	103.44	107.99	102.97	101.20	101.13

	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09
Duff & Phelps Corporation	$93.68	$112.21	$114.60	$103.54	$62.67	$104.20	$77.87	$75.42	$85.83	$102.78
Russell 2000 Index	89.68	92.92	85.52	67.73	59.72	63.18	56.15	49.33	53.73	62.04
Peer Group	107.44	113.64	114.10	96.53	96.24	90.16	80.65	74.23	86.94	95.84

	5/09	6/09	7/09	8/09	9/09	10/09	11/09	12/09	1/10	2/10
Duff & Phelps Corporation	$80.98	$97.20	$99.11	$93.41	$105.03	$94.23	$93.29	$100.39	$89.28	$91.70
Russell 2000 Index	63.91	64.85	71.10	73.13	77.35	72.10	74.36	80.35	77.39	80.88
Peer Group	89.52	90.52	92.99	81.47	88.37	86.89	87.48	88.80	83.15	76.50

	3/10	4/10	5/10	6/10	7/10	8/10	9/10	10/10	11/10	12/10
Duff & Phelps Corporation	$92.30	$86.56	$74.67	$69.91	$60.00	$55.63	$75.01	$77.63	$74.78	$94.30
Russell 2000 Index	87.46	92.41	85.40	78.78	84.20	77.96	87.68	91.26	94.43	101.93
Peer Group	81.19	87.48	80.29	72.39	69.82	68.15	76.11	74.04	74.07	80.74

Item 6. Selected Financial Data

The following table sets forth the historical selected financial data for the Company for all periods presented.  For more information on our historical financial information and Adjusted EBITDA, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplemental Data.

Consolidated Statements of Operations

	Successor				Predecessor
				Period from	Period from
	Year Ended	Year Ended	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 3,	December 31,
	2010(1)	2009	2008(2)	2007(3)	2007	2006(4)
Revenues	$365,546	$370,903	$381,476	$87,883	$253,275	$246,742
Reimbursable expenses	9,485	11,083	10,546	2,824	9,946	12,526
Total revenues	375,031	381,986	392,022	90,707	263,221	259,268

Direct client service costs
Compensation and benefits(5)	205,958	210,302	216,137	71,141	158,748	146,926
Other direct client service costs	7,548	7,232	8,224	1,440	2,307	1,034
Acquisition retention expenses(6)	11	-	793	217	2,035	6,003
Reimbursable expenses	9,547	11,158	10,623	2,586	10,079	12,685
	223,064	228,692	235,777	75,384	173,169	166,648

Operating expenses
Selling, general and adminitrative(7)	97,451	99,162	108,312	25,308	70,946	68,606
Depreciation and amortization	9,916	10,244	9,816	2,384	6,754	7,702
Charge from impairment of certain intangible assets	674	-	-	-	-	-
Merger and acquisition costs	704	-	-	-	-	-
	108,745	109,406	118,128	27,692	77,700	76,308

Operating income/(loss)	43,222	43,888	38,117	(12,369)	12,352	16,312

Other expense/(income)
Interest income	(112)	(53)	(668)	(763)	(1,306)	(556)
Interest expense	312	1,131	3,475	1,426	5,494	5,911
Loss on early extinguishment of debt	-	1,737	-	-	-	-
Other expense/(income)	173	141	398	369	215	(243)
	373	2,956	3,205	1,032	4,403	5,112

Income/(loss) before income taxes	42,849	40,932	34,912	(13,401)	7,949	11,200

Provision for income taxes	13,503	12,264	10,619	1,176	1,051	701

Net income/(loss)	29,346	28,668	24,293	(14,577)	6,898	10,499

Less: Net income/(loss) attributable to noncontrolling interest	12,581	17,100	19,068	(8,225)	-	-

Net income/(loss) attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,225	$(6,352)	$6,898	$10,499

Net income/(loss) per share attributable to stockholders of
Class A common stock of Duff & Phelps Corporation:
Basic	$0.62	$0.57	$0.37	$(0.49)
Diluted	$0.60	$0.54	$0.36	$(0.49)

Adjusted EBITDA(8)(9)	$61,026	$66,569	$73,632	$16,374	$52,569	$44,051

Adjusted EBITDA(8)(9), as a percentage of revenues	16.7%	17.9%	19.3%	18.6%	20.8%	17.9%

Adjusted Pro Forma Net Income(8)(9)	$29,737	$32,711	$36,003	N/A	N/A	N/A

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(8)(9)	$0.77	$0.88	$1.05	N/A	N/A	N/A

End of period managing directors	157	163	168	130	127	106

End of period client service professionals	785	878	975	844	773	671

(1)	Includes the results of Cole Valuation Partners from June 15, 2010; the U.S. advisory business of Dynamic Credit Partners from December 15, 2010; and June Consulting Group from December 15, 2010.

(2)
Includes the results of Dubinsky & Company from April 11, 2008; World Tax Service US from July 15, 2008; Kane Reece Associates from July 31, 2008; and Financial and IP Analysis, Inc. (d/b/a The Lumin Expert Group) from August 8, 2008.

(3)	Includes the results of Rash & Associates from October 31, 2007.

(4)	Includes the results of Chanin Capital Partners from October 31, 2006.

(5)
Includes $14,891, $16,432 and $20,537 of equity-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively; $23,806 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $23,187 for the period from January 1 to October 3, 2007; and $10,244 for the year ended December 31, 2006.

(6)
Acquisition retention expenses include $11 of equity-based compensation expense for the year ended December 31, 2010. In 2010, acquisition retention expenses resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of our acquisition of the U.S. advisory business of Dynamic Capital Partners. The grants were made as a retention incentive to certain former principals of Dynamic who became managing directors of the Company. The grants are subject to certain annual and cliff vesting provisions over three years. These grants may be in addition to future grants awarded as a component of incentive compensation. In 2008 and prior years, we also incurred compensation expense in connection with deferred retention payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.

(7)
Includes $5,542, $7,223 and $10,803 of equity-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively; $2,856 of equity-based compensation for the period from October 4, 2007 to December 31, 2007; $8,241 for the period from January 1 to October 3, 2007; and $3,790 for the year ended December 31, 2006.

(8)
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

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the this period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure similar to Adjusted EBITDA is the principal measure that has determined the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses and (i) merger and acquisition costs:

Adjusted EBITDA Reconciliation

	Successor				Predecessor
				Period from	Period from
	Year Ended	Year Ended	Year Ended	October 4 to	January 1 to	Year Ended
	December 31,	December 31,	December 31,	December 31,	October 3,	December 31,
	2010	2009	2008	2007	2007	2006
Net income/(loss) attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,225	$(6,352)	$6,898	$10,499
Net income/(loss) attributable to noncontrolling interest	12,581	17,100	19,068	(8,225)	-	-
Provision for income taxes	13,503	12,264	10,619	1,176	1,051	701
Other expense(income), net	373	2,956	3,205	1,032	4,403	5,112
Depreciation and amortization	9,916	10,244	9,816	2,384	6,754	7,702
Charge from impairment of certain intangible assets	674	-	-	-	-	-
Equity-based compensation associated with Legacy Units and IPO Options	3,399	12,437	24,906	26,142	31,428	14,034
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(9)	3,100	-	-	-	-	-
Acquisition retention expenses	11	-	793	217	2,035	6,003
Merger and acquisition costs	704	-	-	-	-	-

Adjusted EBITDA	$61,026	$66,569	$73,632	$16,374	$52,569	$44,051

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income

	Year Ended December 31,
	2010	2009	2008
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,225
Net income attributable to noncontrolling interest(a)	12,581	17,100	19,068
Loss on early extinguishment of debt(b)	-	1,737	-
Equity-based compensation associated with Legacy Units and IPO Options(c)	3,399	12,437	24,906
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(9)	3,100	-	-
Acquisition retention expenses(d)	11	-	793
Merger and acquisition costs(e)	704	-	-
Adjustment to provision for income taxes(f)	(6,823)	(10,131)	(13,989)

Adjusted Pro Forma Net Income, as defined	$29,737	$32,711	$36,003

Pro forma fully exchanged, fully diluted shares outstanding(g)	38,792	37,338	34,346

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.77	$0.88	$1.05

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
(d)
Represents elimination of acquisition retention expenses. In 2010, these expenses resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of our acquisition of the U.S. advisory business of Dynamic Capital Partners. The grants were made as a retention incentive to certain former principals of Dynamic who became managing directors of the Company. The grants are subject to certain annual and cliff vesting provisions over three years. These grants may be in addition to future grants awarded as a component of incentive compensation. In 2008 and prior years, we also incurred compensation expense in connection with deferred retention payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.

(e)	Represents elimination of merger and acquisitions costs.
(f)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2010, 2009 and 2008 which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates, and (iii) all deferred tax assets related to foreign operations are fully realizable.

(g)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs. The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

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

(9)
On April 22, 2010, we announced certain management changes related to the departure of our former president and one of our segment leaders. We incurred a onetime charge associated with these changes of approximately $3,610 primarily in our second quarter of 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards. Of this amount, approximately $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards which is added back to Adjusted EBITDA and Adjusted Pro Forma Net Income. The remaining $510 related to a charge from the accelerated vesting of Legacy Units and IPO Options which is also added back to Adjusted EBITDA and Adjusted Pro Forma Net Income consistent with prior presentation.

Consolidated Balance Sheet Data

	As of December 31,
	2010	2009	2008	2007	2006

Cash and cash equivalents	$113,328	$107,311	$81,381	$90,243	$59,132
Total assets	548,226	507,033	416,197	404,513	268,031
Current and long-term debt	-	-	42,972	43,181	77,997
Total liabilities	205,662	193,276	178,438	223,030	174,013
Total stockholders' equity of Duff & Phelps Corporation	251,270	214,886	100,129	69,504	-
Noncontrolling interest	91,294	98,871	137,630	111,979	-
Total stockholders' equity	342,564	313,757	237,759	181,483	-
Total redeemable units	-	-	-	-	91,973
Total unitholders' equity/(deficit)	-	-	-	-	2,045

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

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. Our Corporate Finance Consulting segment provides services related to Portfolio Valuation, Financial Engineering, Strategic Value Advisory and Due Diligence. We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues. Our Investment Banking segment includes our Global Restructuring Advisory, Transaction Opinions and M&A Advisory business units. Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

Our most significant expenses are costs classified as direct client service costs and operating expenses. Direct client service costs include salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for client service professionals. We accrue performance bonuses based on actual performance and client service gross margin targets in each period for our segments. We also incur other direct client service costs which may include fees paid to independent contractors that we retain to supplement full-time personnel, typically on an as-needed basis for specific client engagements. From time to time, we also incur expenses, including those relating to travel, other out-of-pocket expenses and third-party costs to perform specific client engagement that are not billable to clients.

We also incur operating expenses which include selling, general and administrative expenses (“SG&A”). SG&A consist of salaries, performance bonuses, payroll taxes, benefits and equity-based compensation for our corporate and administrative personnel, costs for occupancy, technology and communications, marketing and business development, recruiting, training, professional fees, depreciation and amortization and other operating expenses. Merger and acquisition costs resulted from professional fees, incremental marketing expenses and incremental travel and entertainment incurred in conjunction with prospective or consummated acquisitions.

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

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A one-percentage point decrease in the estimated forfeiture rates would have resulted in a approximately $1,300 increase in compensation expense related to equity-based compensation expense for the year ended December 31, 2010.

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

Legacy Units
Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”). Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (collectively, “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. Certain units were issued in conjunction with acquisitions and as long-term incentive compensation to management and independent members of the board of directors.

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

The Company accounts for equity-based compensation in accordance with the fair value provisions of FASB ASC 718. As of October 3, 2007, the value used for the purpose of FASB ASC 718 for the above referenced units was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of Legacy Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions. In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization.

Generally, Legacy Units were vested upon grant or have certain vesting provisions on each anniversary date over a four to five year requisite service period assuming that the holder remains employed by the Company, as more precisely defined in the individual grant agreements. Accelerated vesting occurs in the case of a sale of the Company or a qualified liquidity event.

Upon a termination of such holder's employment other than for cause, unvested units will be forfeited for no consideration and vested units may be exchanged at the option of the holder or repurchased for a repurchase price equal to the fair market value of such units at the option of the Company. Upon a termination of such holder's employment for cause or if the holder resigns without good reason and then competes with the Company, all vested and unvested units will be forfeited without any consideration.

IPO Options and Ongoing Restricted Stock Awards
The Duff & Phelps Corporation Amended and Restated 2007 Omnibus Stock Incentive Plan permits the grant of stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to our Class A common stock, or any combination of these. This plan is administered by the Compensation Committee of our board of directors.

Options were granted in conjunction with our IPO to employees with exercise prices equal to the market value of our common stock on the grant date and expire ten years subsequent to grant date. Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of our board of directors. Options granted under our share-based incentive compensation plans vest annually over four years. We plan to issue new shares of our common stock whenever stock options are exercised or share awards are granted. The Company did not grant options prior to 2007.

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

Historically, our actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, our accounts receivable allowances totaled 2.2% and 3.0% at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, a one-percentage point deviation in uncollectible accounts receivable would have resulted in an increase or decrease in the allowance and bad debt expense or revenue adjustment of $617.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of FASB ASC 350, Intangibles–Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2010 and determined that no impairment of goodwill existed as of that date. We have considered the overall economic environment and other factors related to potential impairment subsequent to October 1, 2010 through the date hereof and concluded that no indications of impairment have arisen.

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

Acquisition Accounting

For business combinations for which the acquisition date is on or before January 1, 2009, we utilized the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations. For business combinations for which the acquisition date is on or after January 1, 2009, we utilize the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. FASB ASC 805 introduced significant changes in the accounting for and reporting of business acquisitions, including changes in the accounting for contingent consideration.

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

Other Policies and Account Descriptions

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

Acquisition Retention Expenses

In 2010, we incurred expense from certain restricted stock awards that were granted in conjunction with the closing of our acquisition of the U.S. advisory business of Dynamic Capital Partners. The grants were made as a retention incentive to certain former principals of Dynamic who became managing directors of the Company. The grants are subject to certain annual and cliff vesting provisions over three years. These grants may be in addition to future grants awarded as a component of incentive compensation. In 2008 and prior years, we also incurred compensation expense in connection with deferred retention payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Distributions for taxes	$7,081	$20,097	$9,753
Other distributions	2,752	1,879	-
Payments pursuant to the Tax Receivable Agreement	4,267	3,090	791
	$14,100	$25,066	$10,544

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions. As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions. The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions. D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company. The Company expects cash will be available to make these distributions. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year. The change in level of distributions for each member’s estimated tax liability between periods primarily resulted from the timing of quarterly payments.

Other distributions
During the year ended December 31, 2010, the Company distributed $2,752 to holders of New Class A Units, other than Duff & Phelps Corporation. Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 distribution per vested unit on March 16, 2010 and a $0.06 distribution per vested unit on May 28, 2010, August 27, 2010 and December 3, 2010. These amounts totaled $2,590 and will be treated as a reduction in basis of each member’s ownership interests. Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the year ended December 31, 2010, the Company distributed $162 to members whose units vested during 2009 and accrued $276 to members whose units vested during 2010. This accrual was paid in January 2011. Any amounts related to unvested units that forfeit are returned to the Company.

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

As of December 31, 2010, the Company recorded a liability of $109,525, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,640 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Results of Operations

Year Ended December 31, 2010 versus Year Ended December 31, 2009

The results of operations are summarized as follows:

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2010	2009	Change	Change

Revenues	$365,546	$370,903	$(5,357)	(1.4)%
Reimbursable expenses	9,485	11,083	(1,598)	(14.4)%
Total revenues	375,031	381,986	(6,955)	(1.8)%

Direct client service costs
Compensation and benefits(1)	205,958	210,302	(4,344)	(2.1)%
Other direct client service costs	7,548	7,232	316	4.4%
Acquisition retention expenses(2)	11	-	11	N/A
Reimbursable expenses	9,547	11,158	(1,611)	(14.4)%
	223,064	228,692	(5,628)	(2.5)%

Operating expenses
Selling, general and administrative(3)	97,451	99,162	(1,711)	(1.7)%
Depreciation and amortization	9,916	10,244	(328)	(3.2)%
Charge from impairment of certain intangible assets	674	-	674	N/A
Merger and acquisition costs	704	-	704	N/A
	108,745	109,406	(661)	(0.6)%

Operating income	43,222	43,888	(666)	(1.5)%

Other expense/(income), net
Interest income	(112)	(53)	(59)	111.3%
Interest expense	312	1,131	(819)	(72.4)%
Loss on early extinguishment of debt	-	1,737	(1,737)	(100.0)%
Other expense	173	141	32	22.7%
	373	2,956	(2,583)	(87.4)%

Income before income taxes	42,849	40,932	1,917	4.7%

Provision for income taxes	13,503	12,264	1,239	10.1%

Net income	29,346	28,668	678	2.4%

Less: Net income attributable to noncontrolling interest	12,581	17,100	(4,519)	(26.4)%

Net income attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,197	44.9%

Other financial and operating data

Adjusted EBITDA(4)(5)	$61,026	$66,569	$(5,543)	(8.3)%

Adjusted EBITDA(4)(5) as a percentage of revenues	16.7%	17.9%	(1.2)%	(6.7)%

Adusted Pro Forma Net Income(4)(5)	$29,737	$32,711	$(2,974)	(9.1)%

Adusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(4)(5)	$0.77	$0.88	$(0.11)	(12.5)%

End of period managing directors	157	163	(6)	(3.7)%

End of period client service professionals	785	878	(93)	(10.6)%

(1)	Compensation and benefits include $14,891 and $16,432 of equity-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

(2)
Acquisition retention expenses include $11 of equity-based compensation expense for the year ended December 31, 2010. Acquisition retention expenses resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of our acquisition of the U.S. advisory business of Dynamic Capital Partners. The grants were made as a retention incentive to certain former principals of Dynamic who became managing directors of the Company. The grants are subject to certain annual and cliff vesting provisions over three years. These grants may be in addition to future grants awarded as a component of incentive compensation.

(3)	Selling, general and administrative expenses include $5,542 and $7,223 of equity-based compensation expense for the years ended December 31, 2010 and 2009, respectively.

(4)
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

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the this period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. A measure similar to Adjusted EBITDA is the principal measure that has determined the compensation of our senior management team. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses and (i) merger and acquisition costs:

Reconciliation of Adjusted EBITDA

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568
Net income attributable to noncontrolling interest	12,581	17,100
Provision for income taxes	13,503	12,264
Other expense/(income), net	373	2,956
Depreciation and amortization	9,916	10,244
Charge from impairment of certain intangible assets	674	-
Equity-based compensation associated with Legacy Units and IPO Options	3,399	12,437
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(5)	3,100	-
Acquisition retention expenses	11	-
Merger and acquisition costs	704	-
Adjusted EBITDA	$61,026	$66,569

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568
Net income attributable to noncontrolling interest(a)	12,581	17,100
Loss on early extinguishment of debt(b)	-	1,737
Equity-based compensation associated with Legacy Units and IPO Options(c)	3,399	12,437
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(5)	3,100	-
Acquisition retention expenses(d)	11
Merger and acquisition costs(e)	704	-
Adjustment to provision for income taxes(f)	(6,823)	(10,131)

Adjusted Pro Forma Net Income, as defined	$29,737	$32,711

Pro forma fully exchanged, fully diluted shares outstanding(g)	38,792	37,338

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.77	$0.88

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

(d)
Represents elimination of acquisition retention expenses which resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of our acquisition of the U.S. advisory business of Dynamic Capital Partners. The grants were made as a retention incentive to certain former principals of Dynamic who became managing directors of the Company. The grants are subject to certain annual and cliff vesting provisions over three years. These grants may be in addition to future grants awarded as a component of incentive compensation.

(e)	Represents elimination of merger and acquisitions costs.
(f)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2010 and 2009 which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates, and (iii) all deferred tax assets related to foreign operations are fully realizable.

(g)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs. The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

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

(5)
On April 22, 2010, we announced certain management changes related to the departure of our former president and one of our segment leaders. We incurred a onetime charge associated with these changes of approximately $3,610 primarily in our second quarter of 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards. Of this amount, approximately $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards which is added back to Adjusted EBITDA and Adjusted Pro Forma Net Income. The remaining $510 related to a charge from the accelerated vesting of Legacy Units and IPO Options which is also added back to Adjusted EBITDA and Adjusted Pro Forma Net Income consistent with prior presentation.

Revenues

Revenues excluding reimbursable expenses decreased $5,357 or 1.4% to $365,546 for the year ended December 31, 2010, compared to $370,903 for the year ended December 31, 2009. The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Corporate Finance Consulting segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$135,076	$138,510	$(3,434)	(2.5)%
Tax Services	43,324	47,902	(4,578)	(9.6)%
Dispute & Legal Management Consulting(1)	41,062	47,220	(6,158)	(13.0)%
	219,462	233,632	(14,170)	(6.1)%

Corporate Finance Consulting
Portfolio Valuation	19,795	22,153	(2,358)	(10.6)%
Financial Engineering(2)	13,474	19,171	(5,697)	(29.7)%
Strategic Value Advisory	11,819	13,450	(1,631)	(12.1)%
Due Diligence	10,766	8,182	2,584	31.6%
	55,854	62,956	(7,102)	(11.3)%

Investment Banking
M&A Advisory	22,719	15,845	6,874	43.4%
Transaction Opinions	28,903	21,076	7,827	37.1%
Global Restructuring Advisory	38,608	37,394	1,214	3.2%
	90,230	74,315	15,915	21.4%
Total Revenues (excluding reimbursables)	$365,546	$370,903	$(5,357)	(1.4)%

(1)
Includes $6,871 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010. Also includes a de minimis amount of revenue from our acquisition of June Consulting Group effective December 15, 2010.

(2)	Includes a de minimis amount of revenue from our acquisition of the U.S. advisory business of Dynamic Capital Partners effective December 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from each business unit. Valuation Advisory was primarily impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis. In addition, there was lower revenue generated from Valuation Advisory client service professionals with respect to Portfolio Valuation engagements (see cross utilization explanation in segment discussion). These decreases were partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work. In addition, Valuation Advisory revenues were $36,054 in the quarter ended December 31, 2010. This represents a sequential increase of $4,881 or 15.7% over the quarter ended September 30, 2010 and a $1,378 or 4.0% increase over the quarter ended December 31, 2009.

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008) and related income tax advisory services.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment. Our 2010 results include approximately $8,200 of revenue from this engagement, compared to approximately $30,100 of revenue recognized in the prior year (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting). The decrease from this engagement was partially offset by revenue from our acquisitions during the year.

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

Each of our business units in the Investment Banking segment demonstrated growth versus the prior year from an improvement in overall M&A transaction volume with respect to our M&A Advisory and Transaction Opinions business units and from continued economic volatility with respect to Global Restructuring Advisory.

Our client service headcount decreased to 785 client service professionals at December 31, 2010, compared to 878 client service professionals at December 31, 2009. This decrease resulted from targeted reductions and attrition, partially offset by the addition of 40 client service professionals from acquisitions, and targeted hiring of professionals with specific expertise. In addition, we had 157 client service managing directors at December 31, 2010, compared to 163 at December 31, 2009. We added 24 managing directors from acquisitions, internal promotions and limited hiring. These additions were principally offset by targeted reductions.

Direct Client Service Costs

Direct client service costs decreased $5,628 or 2.5% to $223,064 for the year ended December 31, 2010, compared to $228,692 for the year ended December 31, 2009. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

In addition, direct client service costs include a charge of approximately $540 from certain management changes announced on April 22, 2010, including the departure of our former president and one of our segment leaders.  The Company incurred a onetime charge associated with these changes of approximately $3,610 primarily in its second quarter of 2010 related to cash severance and the accounting impact of the accelerated vesting of equity-based awards. Of this amount, approximately $540 was included as a charge to direct client service costs, primarily for cash severance related to the departure of one of our segment leaders.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and the charge from the departure of our former president and one of our segment leaders:

Direct Client Service Costs

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Revenues (excluding reimbursables)	$365,546	$370,903

Total direct client service costs	$223,064	$228,692
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,308)	(8,736)
Less: acquisition retention expenses	(11)	-
Less: reimbursable expenses	(9,547)	(11,158)
Less: charge from realignment of senior management	(540)	-
Direct client service costs, as adjusted	$211,658	$208,798

Direct client service costs, as adjusted, as a percentage of revenues	57.9%	56.3%

Direct client service costs, as adjusted, increased between periods. Higher equity-compensation expense from incremental grants of Ongoing RSAs and higher accrued incentive compensation were partially offset by lower base compensation and related benefits as the result of the reduction in headcount between periods.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses decreased $661 or 0.6% to $108,745 for the year ended December 31, 2010, compared to $109,406 for the year ended December 31, 2009.

Selling, general and administrative expenses include a charge of approximately $3,070 from the departure of our former president, including approximately $510 related to Legacy Units and IPO Options.  In addition, operating expenses include a $674 onetime charge from the impairment of certain intangible assets that originated from our acquisition of World Tax Service US in July 2008.  The impairment resulted from the departure of the two managing directors who ran this group and associated staff in March 2010.  World Tax Service US operated as part of our Financial Advisory segment.  Also, merger and acquisition costs resulted from closed and pending acquisitions and related activity.  These costs include professional fees, incremental marketing expenses and incremental travel and entertainment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, a charge to impair certain intangible assets, the charge from the departure of our former president and merger and acquisition costs:

Operating Expenses

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Revenues (excluding reimbursables)	$365,546	$370,903

Total operating expenses	$108,745	$109,406
Less: equity-based compensation associated with Legacy Units and IPO Options	(2,091)	(3,701)
Less: depreciation and amortization	(9,916)	(10,244)
Less: charge to impair certain intangible assets	(674)	-
Less: charge from realignment of senior management (not included in equity-based compensation from
Legacy Units and IPO Options above)	(2,560)	-
Less: merger and acquisition costs	(704)	-
Operating expenses, as adjusted	$92,800	$95,461

Operating expenses, as adjusted, as a percentage of revenues	25.4%	25.7%

Operating expenses, as adjusted, decreased between periods primarily from lower accrued compensation in part from the departure of our former president, professional fees and bad debts, partially offset primarily by higher occupancy and marketing costs.

Equity-based compensation from Legacy Units and  IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods, partially offset by the charge incurred from our realignment of senior management (as described above).

Other Income and Expense

Other income and expense include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation in May 2009.

Provision for Income Taxes

The provision for income taxes was $13,503 or 31.5% of income before income taxes for the year ended December 31, 2010, compared to $12,264 or 30.0% of income before income taxes for the year ended December 31, 2009.  The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.  The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation’s ownership of D&P Acquisitions, LLC.  During the year ended December 31, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 30.8% and 43.8% for the years ended December 31, 2010 and 2009, respectively.

Segment Results – Year Ended December 31, 2010 versus Year Ended December 31, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2010	2009	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$219,462	$233,632	$(14,170)	(6.1)%
Segment operating income	$28,692	$37,557	$(8,865)	(23.6)%
Segment operating income margin	13.1%	16.1%	(3.0)%	(18.6)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$55,854	$62,956	$(7,102)	(11.3)%
Segment operating income	$10,335	$13,854	$(3,519)	(25.4)%
Segment operating income margin	18.5%	22.0%	(3.5)%	(15.9)%

Investment Banking
Revenues (excluding reimbursables)	$90,230	$74,315	$15,915	21.4%
Segment operating income	$22,061	$15,233	$6,828	44.8%
Segment operating income margin	24.4%	20.5%	3.9%	19.0%

Total
Revenues (excluding reimbursables)	$365,546	$370,903

Segment operating income	$61,088	$66,644
Net client reimbursable expenses	(62)	(75)
Equity-based compensation from
Legacy Units and IPO Options	(3,399)	(12,437)
Depreciation and amortization	(9,916)	(10,244)
Charge from impairment of certain intangible assets	(674)	-
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units or IPO Options above)	(3,100)	-
Acquisition retention expenses	(11)
Merger and acquisition costs	(704)	-
Operating income	$43,222	$43,888

Average Client Service Professionals
Financial Advisory	567	657	(90)	(13.7)%
Corporate Finance Consulting	112	132	(20)	(15.2)%
Investment Banking	128	133	(5)	(3.8)%
Total	807	922	(115)	(12.5)%

End of Period Client Service Professionals
Financial Advisory	548	618	(70)	(11.3)%
Corporate Finance Consulting	109	129	(20)	(15.5)%
Investment Banking	128	131	(3)	(2.3)%
Total	785	878	(93)	(10.6)%

Revenue per Client Service Professional
Financial Advisory	$387	$356	$31	8.7%
Corporate Finance Consulting	$499	$477	$22	4.6%
Investment Banking	$705	$559	$146	26.1%
Total	$453	$402	$51	12.7%

Results of Operations by Segment – Continued

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2010	2009	Change	Change
Utilization(1)
Financial Advisory	67.8%	65.7%	2.1%	3.2%
Corporate Finance Consulting	60.9%	64.0%	(3.1)%	(4.8)%

Rate-Per-Hour(2)
Financial Advisory	$342	$321	$21	6.5%
Corporate Finance Consulting	$453	$401	$52	13.0%

Revenues (excluding reimbursables)
Financial Advisory	$219,462	$233,632	$(14,170)	(6.1)%
Corporate Finance Consulting	55,854	62,956	(7,102)	(11.3)%
Investment Banking	90,230	74,315	15,915	21.4%
Total	$365,546	$370,903	$(5,357)	(1.4)%

Average Number of Managing Directors
Financial Advisory	91	97	(6)	(6.2)%
Corporate Finance Consulting	30	30	-	0.0%
Investment Banking	40	39	1	2.6%
Total	161	166	(5)	(3.0)%

End of Period Managing Directors
Financial Advisory	88	93	(5)	(5.4)%
Corporate Finance Consulting	31	30	1	3.3%
Investment Banking	38	40	(2)	(5.0)%
Total	157	163	(6)	(3.7)%

Revenue per Managing Director
Financial Advisory	$2,412	$2,409	$3	0.1%
Corporate Finance Consulting	$1,862	$2,099	$(237)	(11.3)%
Investment Banking	$2,256	$1,906	$350	18.4%
Total	$2,270	$2,234	$36	1.6%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Utilization excludes client service professionals associated with certain property tax services due to the nature of the work performed and client service professionals from certain acquisitions prior to their transition to the Company’s financial system.

(2)
Average billing rate-per-hour is calculated by dividing revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude revenues associated with certain property tax engagements.  The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company’s financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses.  Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,544 and $11,533 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services) in the years ended December 31, 2010 and 2009, respectively.

Financial Advisory

Revenues

Revenues from the Financial Advisory segment decreased $14,170 or 6.1% to $219,462 for the year ended December 31, 2010, compared to $233,632 for the year ended December 31, 2009.  The overall decline resulted from a decrease in revenues from each business unit, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
Financial Advisory
Valuation Advisory	$135,076	$138,510	$(3,434)	(2.5)%
Tax Services	43,324	47,902	(4,578)	(9.6)%
Dispute & Legal Management Consulting(1)	41,062	47,220	(6,158)	(13.0)%
	$219,462	$233,632	$(14,170)	(6.1)%

(1)
Includes $6,871 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010.  Also includes a de minimis amount of revenue from our acquisition of June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by lower revenues from each business unit.  Valuation Advisory was primarily impacted by a reduction of goodwill impairment testing due to the improvement in the overall economic environment, as the corresponding prior year benefited from a significant volume of goodwill impairment testing as a result of the fallout from the financial crisis.  In addition, there was lower revenue generated from Valuation Advisory client service professionals with respect to Portfolio Valuation engagements (see cross utilization explanation in segment discussion).  These decreases were partially offset by an increase in revenues from purchase price allocations and a higher volume of real estate valuation work.  In addition, Valuation Advisory revenues were $36,054 in the quarter ended December 31, 2010.  This represents a sequential increase of $4,881 or 15.7% over the quarter ended September 30, 2010 and a $1,378 or 4.0% increase over the quarter ended December 31, 2009.

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008) and related income tax advisory services.

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Corporate Finance Consulting segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.  This engagement wound down during the first half of 2010.  Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Corporate Finance Consulting segment.  Our 2010 results include approximately $8,200 of revenue from this engagement, compared to approximately $30,100 of revenue recognized in the prior year (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Corporate Finance Consulting).  The decrease from this engagement was partially offset by revenue from our acquisitions during the year.

Segment Operating Income

Financial Advisory segment operating income decreased $8,865 or 23.6% to $28,692 for the year ended December 31, 2010, compared to $37,557 for the year ended December 31, 2009.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 13.1% for the year ended December 31, 2010, compared to 16.1% for the year ended December 31, 2009.  Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction of direct costs and allocated overhead expenses.

Corporate Finance Consulting

Revenues

Revenues from the Corporate Finance Consulting segment decreased $7,102 or 11.3% to $55,854 for the year ended December 31, 2010, compared to $62,956 for the year ended December 31, 2009.  Lower revenues from Portfolio Valuation, Financial Engineering and Strategic Value Advisory were partially offset by higher revenues from Due Diligence, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$19,795	$22,153	$(2,358)	(10.6)%
Financial Engineering(1)	13,474	19,171	(5,697)	(29.7)%
Strategic Value Advisory	11,819	13,450	(1,631)	(12.1)%
Due Diligence	10,766	8,182	2,584	31.6%
	$55,854	$62,956	$(7,102)	(11.3)%

(1)	Includes a de minimis amount of revenue from our acquisition of the advisory business of Dynamic Capital Partners effective December 15, 2010.

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

Segment Operating Income

Operating income from the Corporate Finance Consulting segment decreased $3,519 or 25.4% to $10,335 for the year ended December 31, 2010, compared to $13,854 for the year ended December 31, 2009.  Segment operating income margin was 18.5% for the year ended December 31, 2010, compared to 22.0% for the year ended December 31, 2009.  Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction of direct costs and allocated overhead expenses.

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $15,915 or 21.4% to $90,230 for the year ended December 31, 2010, compared to $74,315 for the year ended December 31, 2009, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2010	2009	Change	Change
Investment Banking
M&A Advisory	$22,719	$15,845	$6,874	43.4%
Transaction Opinions	28,903	21,076	7,827	37.1%
Global Restructuring Advisory	38,608	37,394	1,214	3.2%
	$90,230	$74,315	$15,915	21.4%

Each of our business units in the Investment Banking segment demonstrated growth versus the prior year from an improvement in overall M&A transaction volume with respect to our M&A Advisory and Transaction Opinions business units and from continued economic volatility with respect to Global Restructuring Advisory.

Segment Operating Income

Operating income from the Investment Banking segment increased $6,828 or 44.8% to $22,061 for the year ended December 31, 2010, compared to $15,233 for the year ended December 31, 2009.  Operating income margin was 24.4% for the year ended December 31, 2010, compared to 20.5% for the year ended December 31, 2009.  The increase in segment operating income resulted from higher revenues from an increase in transaction activity, partially offset by an increase in direct costs.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

The results of operations are summarized as follows:

Results of Operations

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change

Revenues	$370,903	$381,476	$(10,573)	(2.8)%
Reimbursable expenses	11,083	10,546	537	5.1%
Total revenues	381,986	392,022	(10,036)	(2.6)%

Direct client service costs
Compensation and benefits(1)	210,302	216,137	(5,835)	(2.7)%
Other direct client service costs	7,232	8,224	(992)	(12.1)%
Acquisition retention expenses(2)	-	793	(793)	(100.0)%
Reimbursable expenses	11,158	10,623	535	5.0%
	228,692	235,777	(7,085)	(3.0)%

Operating expenses
Selling, general and administrative(3)	99,162	108,312	(9,150)	(8.4)%
Depreciation and amortization	10,244	9,816	428	4.4%
	109,406	118,128	(8,722)	(7.4)%

Operating income	43,888	38,117	5,771	15.1%

Other expense/(income)
Interest income	(53)	(668)	615	(92.1)%
Interest expense	1,131	3,475	(2,344)	(67.5)%
Loss on early extinguishment of debt	1,737	-	1,737	N/A
Other expense	141	398	(257)	(64.6)%
	2,956	3,205	(249)	(7.8)%

Income before income taxes	40,932	34,912	6,020	17.2%

Provision for income taxes	12,264	10,619	1,645	15.5%

Net income	28,668	24,293	4,375	18.0%

Less: Net income attributable to noncontrolling interest	17,100	19,068	(1,968)	(10.3)%

Net income attributable to Duff & Phelps Corporation	$11,568	$5,225	$6,343	121.4%

Other financial and operating data

Adjusted EBITDA(4)	$66,569	$73,632	$(7,063)	(9.6)%

Adjusted EBITDA(4) as a percentage of revenues	17.9%	19.3%	(1.4)%	(7.0)%

Adjusted Pro Forma Net Income(4)	$32,711	$36,003	$(3,292)	(9.1)%

Adjusted Pro Forma Net Income, per fully exchanged, fully diluted share outstanding(4)	$0.88	$1.05	$(0.17)	(16.2)%

End of period managing directors	163	168	(5)	(3.0)%

End of period client service professionals	878	975	(97)	(9.9)%

(1)	Compensation and benefits include $16,432 and $20,537 of equity-based compensation expense for the year ended December 31, 2009 and 2008, respectively.

(2)
In 2008 and prior years, we incurred compensation expense in connection with deferred retention payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.

(3)	Selling, general and administrative expenses include $7,223 and $10,803 of equity-based compensation expense for the year ended December 31, 2009 and 2008, respectively.

(4)
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

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the this period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry.  The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors.  A measure similar to Adjusted EBITDA is the principal measure that has determined the compensation of our senior management team.  In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility.  Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss.  Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses and (i) merger and acquisition costs:

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

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments).  Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Net income attributable to Duff & Phelps Corporation	$11,568	$5,225
Net income attributable to noncontrolling interest(a)	17,100	19,068
Loss on early extinguishment of debt(b)	1,737	-
Equity-based compensation associated with Legacy Units and IPO Options(c)	12,437	24,906
Acquisition retention expenses(d)	-	793
Adjustment to provision for income taxes(e)	(10,131)	(13,989)

Adjusted Pro Forma Net Income, as defined	$32,711	$36,003

Pro forma fully exchanged, fully diluted shares outstanding(f)	37,338	34,346

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.88	$1.05

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
(d)
Represents elimination of acquisition retention expenses.  In 2008 and prior years, we incurred compensation expense in connection with deferred retention payments that we agreed to make to certain former employees of CVC in connection with the CVC acquisition in September 2005.

(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2009 and 2008 which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.  Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company and (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates.

(f)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and dilutive effect of Ongoing RSAs.  The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

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

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory(1)	$138,510	$178,799	$(40,289)	(22.5)%
Tax Services(2)	47,902	44,965	2,937	6.5%
Dispute & Legal Management Consulting(3)	47,220	29,405	17,815	60.6%
	233,632	253,169	(19,537)	(7.7)%

Corporate Finance Consulting
Portfolio Valuation	22,153	15,224	6,929	45.5%
Financial Engineering	19,171	14,495	4,676	32.3%
Strategic Value Advisory	13,450	12,009	1,441	12.0%
Due Diligence	8,182	14,766	(6,584)	(44.6)%
	62,956	56,494	6,462	11.4%

Investment Banking
M&A Advisory	15,845	17,975	(2,130)	(11.8)%
Transaction Opinions	21,076	36,185	(15,109)	(41.8)%
Global Restructuring Advisory	37,394	17,653	19,741	111.8%
	74,315	71,813	2,502	3.5%

Total Revenues (excluding reimbursables)	$370,903	$381,476	$(10,573)	(2.8)%

(1)	Valuation Advisory includes the results of the Kane Reece acquisition effective July 31, 2008.
(2)	Tax Services include the results of Rash effective October 31, 2007 and World Tax Service US effective July 15, 2008.
(3)	Dispute & Legal Management Consulting includes the acquisitions of Dubinsky effective April 11, 2008 and Lumin effective August 8, 2008.

Services within each of our segments were impacted by the general economic environment which led to a substantially lower volume of M&A and real estate transactions and a corresponding decline in revenues from services associated with our Valuation Advisory, Transaction Opinions, Due Diligence and to a lesser extent our M&A Advisory business units.  These decreases were partially offset primarily by increases in revenues from counter-cyclical and non-cyclical services provided by Global Restructuring Advisory, Dispute & Legal Management Consulting, Portfolio Valuation and Financial Engineering.

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

Direct client service costs, as adjusted, increased between periods primarily as a result of an increase in expense from incremental grants of Ongoing RSAs and higher salary costs.  These increases were partially offset by lower accrued and other compensation primarily as a result of the decline in revenues between periods and a reduction of recruiting activity in the year ended December 31, 2009.  Salary costs were higher as a result of an increase in average client service managing directors between periods and annual salary increases to existing client service employees.

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

Other Income and Expense

Other income and expense include interest income, interest expense and other expense.  Interest expense decreased primarily as a result of repayment and termination of our former credit facility with General Electric Capital Corporation (“GE Capital”).  The termination of our former credit facility resulted in a $1,737 early extinguishment charge of which $1,674 was non-cash in the year ended December 31, 2009.

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

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 43.8% and 58.4% for the years ended December 31, 2009 and 2008, respectively.

Segment Results – Year Ended December 31, 2009 versus Year Ended December 31, 2008

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change
Financial Advisory
Revenues (excluding reimbursables)	$233,632	$253,169	$(19,537)	(7.7)%
Segment operating income	$37,557	$42,816	$(5,259)	(12.3)%
Segment operating income margin	16.1%	16.9%	(0.8)%	(4.9)%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$62,956	$56,494	$6,462	11.4%
Segment operating income	$13,854	$13,220	$634	4.8%
Segment operating income margin	22.0%	23.4%	(1.4)%	(6.0)%

Investment Banking
Revenues (excluding reimbursables)	$74,315	$71,813	$2,502	3.5%
Segment operating income	$15,233	$17,673	$(2,440)	(13.8)%
Segment operating income margin	20.5%	24.6%	(4.1)%	(16.7)%

Total
Revenues (excluding reimbursables)	$370,903	$381,476

Segment operating income	$66,644	$73,709
Net client reimbursable expenses	(75)	(77)
Equity-based compensation from
Legacy Units and IPO Options	(12,437)	(24,906)
Depreciation and amortization	(10,244)	(9,816)
Acquisition retention expenses	-	(793)
Operating income	$43,888	$38,117

Average Client Service Professionals
Financial Advisory	657	688	(31)	(4.5)%
Corporate Finance Consulting	132	127	5	3.9%
Investment Banking	133	119	14	11.8%
Total	922	934	(12)	(1.3)%

End of Period Client Service Professionals
Financial Advisory	618	710	(92)	(13.0)%
Corporate Finance Consulting	129	131	(2)	(1.5)%
Investment Banking	131	134	(3)	(2.2)%
Total	878	975	(97)	(9.9)%

Revenue per Client Service Professional
Financial Advisory	$356	$368	$(12)	(3.3)%
Corporate Finance Consulting	$477	$445	$32	7.2%
Investment Banking	$559	$603	$(44)	(7.3)%
Total	$402	$408	$(6)	(1.5)%

Results of Operations by Segment – Continued

	Year Ended	Year Ended
	December 31,	December 31,	Unit	Percent
	2009	2008	Change	Change
Utilization(1)
Financial Advisory	65.7%	64.2%	1.5%	2.3%
Corporate Finance Consulting	64.0%	57.8%	6.2%	10.7%

Rate-Per-Hour(2)
Financial Advisory	$321	$333	$(12)	(3.6)%
Corporate Finance Consulting	$401	$397	$4	1.0%

Revenues (excluding reimbursables)
Financial Advisory	$233,632	$253,169	$(19,537)	(7.7)%
Corporate Finance Consulting	62,956	56,494	6,462	11.4%
Investment Banking	74,315	71,813	2,502	3.5%
Total	$370,903	$381,476	$(10,573)	(2.8)%

Average Number of Managing Directors
Financial Advisory	97	96	1	1.0%
Corporate Finance Consulting	30	25	5	20.0%
Investment Banking	39	32	7	21.9%
Total	166	153	13	8.5%

End of Period Managing Directors
Financial Advisory	93	105	(12)	(11.4)%
Corporate Finance Consulting	30	28	2	7.1%
Investment Banking	40	35	5	14.3%
Total	163	168	(5)	(3.0)%

Revenue per Managing Director
Financial Advisory	$2,409	$2,637	$(228)	(8.6)%
Corporate Finance Consulting	$2,099	$2,260	$(161)	(7.1)%
Investment Banking	$1,906	$2,244	$(338)	(15.1)%
Total	$2,234	$2,493	$(259)	(10.4)%

(1)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days.  Utilization excludes client service professionals associated with certain property tax services due to the nature of the work performed and client service professionals from certain acquisitions prior to their transition to the Company’s financial system.

(2)
Average billing rate-per-hour is calculated by dividing revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period.  Financial Advisory revenues used to calculate rate-per-hour exclude revenues associated with certain property tax engagements.  The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company’s financial system.

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the years ended December 31, 2009 and 2008, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $11,533 and $16,553 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily Portfolio Valuation services), respectively.

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

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Financial Advisory
Valuation Advisory(1)	$138,510	$178,799	$(40,289)	(22.5)%
Tax Services(2)	47,902	44,965	2,937	6.5%
Dispute & Legal Management Consulting(3)	47,220	29,405	17,815	60.6%
	$233,632	$253,169	$(19,537)	(7.7)%

(1)	Valuation Advisory includes the results of the Kane Reece acquisition effective July 31, 2008.
(2)	Tax Services include the results of Rash effective October 31, 2007 and World Tax Service US effective July 15, 2008.
(3)	Dispute & Legal Management Consulting includes the acquisitions of Dubinsky effective April 11, 2008 and Lumin effective August 8, 2008.

The decrease in revenues from our Valuation Advisory business primarily resulted from reduced demand for services correlated to the volume of M&A transactions, including real estate valuations and purchase price allocations.  These decreases were partially offset by increases in revenues from goodwill impairment testing.  The increase in revenues from our Dispute & Legal Management Consulting business primarily resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection and incremental revenues from our acquisitions of Lumin and Dubinsky.  The engagement for the court appointed examiner to wound down during the first half of 2010.  The increase in revenues from tax services primarily resulted from continued growth in property tax services.

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

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Corporate Finance Consulting
Portfolio Valuation	$22,153	$15,224	$6,929	45.5%
Financial Engineering	19,171	14,495	4,676	32.3%
Strategic Value Advisory	13,450	12,009	1,441	12.0%
Due Diligence	8,182	14,766	(6,584)	(44.6)%
	$62,956	$56,494	$6,462	11.4%

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

Investment Banking

Revenues

Revenues from the Investment Banking segment increased $2,502 or 3.5% to $74,315 for the year ended December 31, 2009, compared to $71,813 for the year ended December 31, 2008, as summarized in the following table:

	Year Ended	Year Ended
	December 31,	December 31,	Dollar	Percent
	2009	2008	Change	Change
Investment Banking
M&A Advisory	$15,845	$17,975	$(2,130)	(11.8)%
Transaction Opinions	21,076	36,185	(15,109)	(41.8)%
Global Restructuring Advisory	37,394	17,653	19,741	111.8%
	$74,315	$71,813	$2,502	3.5%

Global Restructuring Advisory benefited from an increase in demand for our domestic and international restructuring services.  Revenues from transaction opinions and to a lesser extent M&A Advisory decreased as a result of the current economic landscape and a lower volume of M&A transactions.  In particular, our Transaction Opinions business experienced a lower volume and value of engagements in the year ended December 31, 2009.

Segment Operating Income

Operating income from the Investment Banking segment decreased $2,440 or 13.8% to $15,233 for the year ended December 31, 2009, compared to $17,673 for the year ended December 31, 2008.  Operating income margin was 20.5% for the year ended December 31, 2009, compared to 24.6% for the year ended December 31, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility.  Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) payment of bonuses to employees, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors, (vii) funding of our deferred compensation program, (viii) repurchases of Class A common stock, and (ix) cash consideration for acquisitions and acquisition-related expenses.

Cash and cash equivalents increased by $6,017 to $113,328 at December 31, 2010, compared to $107,311 at December 31, 2009.  The increase in cash primarily resulted from $59,774 provided by operating activities, partially offset by $28,472 used in investing activities and $25,207 used in financing activities.

Operating Activities

During the year ended December 31, 2010, cash of $59,774 was provided by operating activities, compared to $66,986 provided in the corresponding prior year.  The decrease of amounts provided by operating activities primarily resulted from changes in assets and liabilities either providing or using cash, partially from (i) lower cash bonus payments made in 2010 with respect to the 2009 bonus year, as compared to cash bonus payments made in 2009 with respect to the 2008 bonus year, and (ii) higher bonus accruals in the current year, as compared to the prior year.

Investing Activities

During the year ended December 31, 2010, cash of $28,472 was used in investing activities, compared to $17,466 used in the corresponding prior year.  Investing activities during the current period included (i) purchases of property and equipment to support our business, (ii) cash consideration for acquisitions in the current year, and (iii) purchases of investments related to the Company’s deferred compensation plan.

Financing Activities

During the year ended December 31, 2010, cash of $25,207 was used in financing activities, compared to $24,452 used in the prior year period.  Significant financing activities are summarized as follows:

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Financing activities
Distributions for taxes	$7,081	$20,097	$9,753
Other distributions	2,752	1,879	-
	$9,833	$21,976	$9,753

Operating activities
Payments pursuant to the Tax Receivable Agreement	$4,267	$3,090	$791

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  The change in level of distributions for each member’s estimated tax liability between periods primarily resulted from the timing of quarterly payments.

Other distributions
During the year ended December 31, 2010, the Company distributed $2,752 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 distribution per vested unit on March 16, 2010 and a $0.06 distribution per vested unit on May 28, 2010, August 27, 2010 and December 3, 2010.  These amounts totaled $2,590 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the year ended December 31, 2010, the Company distributed $162 to members whose units vested during 2009 and accrued $276 to members whose units vested during 2010.  This accrual was paid in January 2011.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of December 31, 2010, the Company recorded a liability of $109,525, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,640 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

•
Dividends – Cash dividends of $6,618 reflects the payment of quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of March 16, 2010 and $0.06 per share of our Class A common stock to holders of record as of May 18, August 17 and December 3, 2010.

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

There were no amounts outstanding under the Credit Facility at December 31, 2010 or through the filing date of this Annual Report on Form 10-K.  As of December 31, 2010, the Company had $4,109 of outstanding letters of credit of which $3,685 were issued against the Credit Facility.  There was $424 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at December 31, 2010, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2010.  Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change.  Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Payments Due by Period
		Less Than	2 to 3	4 to 5	More Than
	Total	1 Year	Years	Years	5 Years
Principal and interest payments under credit facility(1)	$-	$-	$-	$-	$-
Operating lease obligations	136,209	17,365	31,469	24,741	62,634
Payments pursuant to the Tax Receivable Agreement	109,525	5,640	12,475	13,450	77,960
Total	$245,734	$23,005	$43,944	$38,191	$140,594

(1) Excludes amounts for unused commitment fee.

Off-Balance Sheet Arrangements

Pursuant to the terms of our credit facility, we currently provide standby letters of credit totaling $4,109 at December 31, 2010 to guarantee obligations that may arise under certain real estate leases.  These potential obligations are not reflected in the Company’s consolidated financial statements.  Other than the aforementioned letters of credit, we do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Exchange Rate Risk

We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency.  We currently manage our foreign exchange exposure without the use of derivative instruments.  We do not believe this risk is material in relation to our consolidated financial statements.

Inflation

We believe that inflation has not had a material impact on the Company’s results of operations for each of the three years ended December 31, 2010, 2009 and 2008.  However, there can be no assurance that future inflation will not have an adverse impact on the Company’s operating results and financial condition.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition – Multiple-Element Arrangements, and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangement entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangement for all periods presented.  We do not anticipate that the adoption of ASU 2009-13 will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments.  Our exposure to changes in interest rates is limited to borrowings under our Credit Facility, which has variable interest rates tied to the LIBOR or prime rate.  At December 31, 2010, there were no borrowings outstanding.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Our independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report appears on page F-2.

(c)	Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth quarter of 2010 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in this section is incorporated herein by reference to the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders and this Annual Report on Form 10-K under the caption Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans at December 31, 2010.  All equity compensation plans have been approved by the stockholders.

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation
	Options, Warrants	Outstanding Options,	Plans (Excluding Securities
Plan Category	and Rights(1)	Warrants and Rights(2)	Reflected in Column (a))
2007 Omnibus Stock Plan	5,396	$16.00	5,085

(1)
Includes common stock issuable upon the vesting of 3,735 restricted stock awards or units and the exercise of 1,661 outstanding options granted under the Duff & Phelps Corporation Amended and Restated 2007 Omnibus Stock Incentive Plan (“2007 Omnibus Stock Plan”).

(2)	The weighted average exercise price shown relates solely to the options granted. The restricted stock awards and units have no exercise price due to their nature.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2011.

DUFF & PHELPS CORPORATION

By:	/s/ Noah Gottdiener
Noah Gottdiener
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board, Chief Executive	February 23, 2011
Noah Gottdiener	Officer, President and Director
(Principal Executive Officer)

/s/ Jacob L. Silverman	Chief Financial Officer	February 23, 2011
Jacob L. Silverman	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	February 23, 2011
Robert M. Belke

/s/ Peter W. Calamari	Director	February 23, 2011
Peter W. Calamari

/s/ William R. Carapezzi	Director	February 23, 2011
William R. Carapezzi

/s/ William J. Hannigan	Director	February 23, 2011
William J. Hannigan

/s/ Harvey M. Krueger	Director	February 23, 2011
Harvey M. Krueger

/s/ Sander M. Levy	Director	February 23, 2011
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	February 23, 2011
Jeffrey D. Lovell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Duff & Phelps Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts.  These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duff & Phelps Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Duff & Phelps Corporation and Subsidiaries:

We have audited Duff & Phelps Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Duff & Phelps Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duff & Phelps Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP

New York, New York
February 23, 2011

Duff & Phelps Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Revenues	$365,546	$370,903	$381,476
Reimbursable expenses	9,485	11,083	10,546
Total revenues	375,031	381,986	392,022

Direct client service costs
Compensation and benefits (includes $14,891, $16,432 and $20,537 of equity-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively)	205,958	210,302	216,137
Other direct client service costs	7,548	7,232	8,224
Acquisition retention expenses (includes $11 of equity-based compensation for the year ended December 31, 2010)	11	-	793
Reimbursable expenses	9,547	11,158	10,623
	223,064	228,692	235,777

Operating expenses
Selling, general and administrative (includes $5,542, $7,223 and $10,803 of equity-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively)	97,451	99,162	108,312
Depreciation and amortization	9,916	10,244	9,816
Charge from impairment of certain intangible assets (Note 7)	674	-	-
Merger and acquisition costs	704	-	-
	108,745	109,406	118,128

Operating income	43,222	43,888	38,117

Other expense/(income), net
Interest income	(112)	(53)	(668)
Interest expense	312	1,131	3,475
Loss on early extinguishment of debt	-	1,737	-
Other expense	173	141	398
	373	2,956	3,205

Income before income taxes	42,849	40,932	34,912

Provision for income taxes	13,503	12,264	10,619

Net income	29,346	28,668	24,293

Less: Net income attributable to noncontrolling interest	12,581	17,100	19,068

Net income attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,225

Weighted average shares of Class A common stock outstanding
Basic	25,170	19,013	13,225
Diluted	26,089	19,795	13,501

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.62	$0.57	$0.37
Diluted	$0.60	$0.54	$0.36

Cash dividends declared per common share	$0.23	$0.15	$-

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$113,328	$107,311
Accounts receivable (net of allowance for doubtful accounts of $1,347 and $1,690 at December 31, 2010 and 2009, respectively)	60,358	55,079
Unbilled services	23,101	22,456
Prepaid expenses and other current assets	7,479	6,100
Net deferred income taxes, current	2,555	4,601
Total current assets	206,821	195,547

Property and equipment (net of accumulated depreciation of $26,375 and $20,621 at December 31, 2010 and 2009, respectively) (Note 6)	29,250	27,413
Goodwill (Note 7)	139,170	122,876
Intangible assets (net of accumulated amortization of $20,656 and $16,881 at December 31, 2010 and 2009, respectively) (Note 7)	30,407	27,907
Other assets	2,638	3,218
Investments related to deferred compensation plan (Note 15)	23,151	17,807
Net deferred income taxes, non-current	116,789	112,265
Total non-current assets	341,405	311,486

Total assets	$548,226	$507,033

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,397	$2,459
Accrued expenses	11,254	11,609
Accrued compensation and benefits	39,875	35,730
Liability related to deferred compensation plan, current portion (Note 15)	1,314	-
Deferred revenues	2,427	3,633
Other current liabilities	430	993
Due to noncontrolling unitholders, current portion	5,640	4,303
Total current liabilities	63,337	58,727

Liability related to deferred compensation plan, less current portion (Note 15)	21,764	18,051
Other long-term liabilities (Note 9)	16,676	15,400
Due to noncontrolling unitholders, less current portion	103,885	101,098
Total non-current liabilities	142,325	134,549

Total liabilities	205,662	193,276

Commitments and contingencies (Note 13)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	-	-
Class A common stock, par value $0.01 per share (100,000 shares authorized; 30,166 and 27,290 shares issued and outstanding at December 31, 2010 and 2009, respectively)	302	273
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 11,151 and 12,974 shares issued and outstanding at December 31, 2010 and 2009, respectively)	1	1
Additional paid-in capital	232,644	207,210
Accumulated other comprehensive income	1,400	693
Retained earnings	16,923	6,709
Total stockholders' equity of Duff & Phelps Corporation	251,270	214,886
Noncontrolling interest	91,294	98,871
Total stockholders' equity	342,564	313,757
Total liabilities and stockholders' equity	$548,226	$507,033

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$29,346	$28,668	$24,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,916	10,244	9,816
Equity-based compensation	20,444	23,655	31,340
Bad debt expense	2,074	2,386	1,604
Net deferred income taxes	3,050	(941)	(384)
Charge from impairment of certain intangible assets	674	-	-
Loss on early extinguishment of debt	-	1,674	-
Other	932	368	2,353
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(3,231)	(1,492)	(9,030)
Unbilled services	(12)	(4,518)	5,427
Prepaid expenses and other current assets	(930)	452	(237)
Other assets	(1,802)	(3,639)	2,916
Accounts payable and accrued expenses	(1,933)	4,515	(4,108)
Accrued compensation and benefits	6,157	9,839	(20,088)
Deferred revenues	(1,378)	352	(5,051)
Other liabilities	734	(1,487)	1,536
Due to noncontrolling unitholders from payments pursuant to the Tax Receivable Agreement	(4,267)	(3,090)	(791)
Net cash provided by operating activities	59,774	66,986	39,596

Cash flows from investing activities:
Purchase of property and equipment	(7,080)	(5,517)	(11,836)
Business acquisitions, net of cash acquired	(18,217)	(5,291)	(16,520)
Purchase of investments for deferred compensation plan	(3,175)	(6,658)	(10,466)
Proceeds from sale of investments in deferred compensation plan	-	-	1,692
Net cash used in investing activities	(28,472)	(17,466)	(37,130)

Cash flows from financing activities:
Distributions to noncontrolling unitholders	(9,833)	(21,976)	(9,753)
Repurchases of Class A common stock	(8,897)	(915)	-
Dividends	(6,618)	(3,757)	-
Net proceeds from sale of Class A common stock	(3)	148,840	-
Proceeds from exercise of IPO Options	144	1,202	69
Redemption of noncontrolling unitholders	-	(104,612)	-
Repayments of debt	-	(42,763)	(794)
Payment of costs for debt issuance and extinguishment	-	(471)	(589)
Net cash used in financing activities	(25,207)	(24,452)	(11,067)

Effect of exchange rate on cash and cash equivalents	(78)	862	(261)

Net increase/(decrease) in cash and cash equivalents	6,017	25,930	(8,862)
Cash and cash equivalents at beginning of period	107,311	81,381	90,243
Cash and cash equivalents at end of period	$113,328	$107,311	$81,381

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Cash Flows – Continued
(In thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Supplemental disclosures of cash flow activities:
Interest paid	$-	$746	$3,043
Income taxes paid	$10,410	$5,073	$7,690

Supplemental disclosures of non-cash investing and financing activities:
Value of Class A common stock issued for business acquisitions	$2,535	$180	$5,443

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total							Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in-Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the year ended December 31, 2010	29,346	$29,346	-	-	-	-	-	-	16,765	12,581
Currency translation adjustment	381	381	-	-	-	-	-	340	-	41
Amortization of post-retirement benefits	514	514	-	-	-	-	-	367	-	147
Total comprehensive income	30,241	$30,241	-	-	-	-	-	707	16,765	12,769

Sale of Class A common stock	(3)		-	-	-	-	(3)	-	-	-
Issuance of Class A common stock for acquisitions	2,535		176	2	-	-	1,798	-	-	735
Exchange of New Class A Units	1		1,788	18	(1,788)	-	(17)	-	-	-
Net issuance of restricted stock awards	(2,771)		1,596	16	-	-	(1,920)	-	-	(867)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	1,529		-	-	-	-	1,529	-	-	-
Issuance for exercises of IPO Options	282		18	-	-	-	203	-	-	79
Forfeitures	(2)		(251)	(2)	(35)	-	-	-	-	-
Equity-based compensation	20,615		-	-	-	-	14,216	-	-	6,399
Income tax windfall/(shortfall) on equity-based compensation	(64)		-	-	-	-	(64)	-	-	-
Distributions to noncontrolling unitholders	(10,109)		-	-	-	-	(7,131)	-	-	(2,978)
Change in ownership interests between periods	-		-	-	-	-	21,403	-	-	(21,403)
Deferred tax asset effective tax rate conversion	(786)		-	-	-	-	(382)	-	-	(404)
Repurchases of Class A common stock pursuant to publicly announced program	(6,110)		(451)	(5)	-	-	(4,198)	-	-	(1,907)
Dividends on Class A common stock	(6,551)		-	-	-	-	-	-	(6,551)	-
Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income – Continued
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in Capital	Income	Deficit)	Interest

Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the year ended December 31, 2009	28,668	$28,668	-	-	-	-	-	-	11,568	17,100
Currency translation adjustment	862	862	-	-	-	-	-	668	-	194
Amortization of post-retirement benefits	(134)	(134)	-	-	-	-	-	(88)	-	(46)
Total comprehensive income	29,396	$29,396	-	-	-	-	-	580	11,568	17,248

Sale of Class A common stock	148,840		10,550	106	-	-	71,437	-	-	77,297
Issuance of Class A common stock for acquisitions	180		10	-	-	-	78	-	-	102
Exchange of New Class A Units	8		770	8	(770)	-	(3)	-	-	3
Net issuance of restricted stock awards	(901)		1,318	13	-	-	(435)	-	-	(479)
Redemption of New Class A Units	(104,612)		-	-	(7,050)	(1)	(51,415)	-	-	(53,196)
Adjustments to due to noncontrolling unitholders pursuant to the Tax Receivable Agreement	(50,012)		-	-	-	-	(50,012)	-	-	-
Issuance for exercise of IPO Options	1,146		72	-	-	-	681	-	-	465
Forfeitures	2		(149)	(1)	(95)	-	3	-	-	-
Equity-based compensation	23,999		-	-	-	-	13,126	-	-	10,873
Income tax windfall/(shortfall) on equity-based compensation	(74)		-	-	-	-	(74)	-	-	-
Distributions to noncontrolling unitholders	(21,976)		-	-	-	-	(10,570)	-	-	(11,406)
Change in ownership interests between periods	-		-	-	-	-	79,605	(9)	-	(79,596)
Change in deferred tax asset associated with stockholders' equity	53,734		-	-	-	-	53,804	-	-	(70)
Dividends on Class A common stock	(3,732)		-	-	-	-	-	-	(3,732)	-
Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

See accompanying notes to the consolidated financial statements.

Duff & Phelps Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income – Continued
(In thousands)

			Stockholders of Duff & Phelps Corporation
								Accumulated	Retained
	Total							Other	Earnings/
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional	Comprehensive	(Accumulated	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Paid-in Capital	Income	Deficit)	Interest

Balance as of December 31, 2007	$181,483		13,125	$131	21,090	$2	$75,589	$134	$(6,352)	$111,979

Net income for the year ended December 31, 2008	24,293	$24,293	-	-	-	-	-	-	5,225	19,068
Currency translation adjustment	(262)	(262)	-	-	-	-	-	(111)	-	(151)
Amortization of post-retirement benefits	209	209	-	-	-	-	-	86	-	123
Total comprehensive income/(loss)	24,240	$24,240	-	-	-	-	-	(25)	5,225	19,040

Issuance of common stock	5,443		322	3	-	-	2,221	-	-	3,219
Conversion of New Class A Units	-		69	-	(69)	-	-	-	-	-
Issuance of restricted stock awards	13		1,226	13	-	-	-	-	-	-
Exercise of stock options	255		16	-	-	-	255	-	-	-
Forfeitures	-		(39)	-	(132)	-	-	-	-	-
Equity-based compensation	30,725		-	-	-	-	12,671	-	-	18,054
Income tax windfall on equity-based compensation	131		-	-	-	-	131	-	-	-
Distributions to noncontrolling unitholders	(9,752)		-	-	-	-	(597)	-	-	(9,155)
Change in ownership interests between periods	-		-	-	-	-	5,843	13	-	(5,856)
Adjustment to due to noncontrolling unitholders	5,982		-	-	-	-	5,982	-	-	-
Deferred tax asset effective tax rate conversion	(889)		-	-	-	-	(889)	-	-	-
Other	128		-	-	-	-	(221)	-	-	349
Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630
See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1.	Organization and Nature of the Company

Duff & Phelps Corporation (the “Company”), a Delaware corporation, is a leading provider of independent financial advisory and investment banking services.  Its mission is to help its clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation.  The Company believes that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner.  The Company serves a global client base through offices in 24 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Dallas and Los Angeles, and seven international offices located in Amsterdam, London, Munich, Paris, Shanghai, Tokyo and Toronto.

The Company was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Company’s common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”).  D&P Acquisitions represented the predecessor entity prior to the Company’s IPO and currently represents the operating subsidiaries of the Company.

The Company has sole voting power in and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.   The Company’s economic interest in D&P Acquisitions totaled 73.0% at December 31, 2010.  Net income attributable to the noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total units of D&P Acquisitions owned by such unitholders (“New Class A Units”).

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients.  The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses.  No single client balance is considered large enough to pose a significant credit risk.  No single client accounted for more than 1.7% of total revenues in 2010, 2009 or 2008, except for one client that accounted for 2.4% and 8.1% of revenues in 2010 and 2009, respectively.  This client resulted from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Bad debt expense is summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Bad debt expense	$2,074	$2,386	$1,604

The Company has international operations in North America, Europe and Asia.  The Company has not entered into any transactions to hedge its exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise.  An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company’s financial results.  Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar.  The net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income is summarized on the Consolidated Statements of Stockholders’ Equity.

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

The Company evaluates goodwill for impairment using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for each of the Company's three reporting units is compared to its book value, including goodwill.  If the fair value of the reporting unit is less than the book value, a second step is performed that compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill.  The fair value for the goodwill is determined based on the difference between the fair values of each of the three reporting units and the net fair values of the identifiable assets and liabilities of such reporting units.  If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.  The Company has concluded that there has been no impairment of goodwill for each period presented.

The Company evaluates the remaining useful lives of intangible assets not being amortized each year to determine whether events or circumstances continue to support an indefinite useful life.  There have been no changes in useful lives of indefinite-lived intangible assets for each period presented.

Acquisition Accounting

For business combinations for which the acquisition date is on or before January 1, 2009, the Company utilized the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations.  For business combinations for which the acquisition date is on or after January 1, 2009, the Company will utilize the purchase method of accounting in accordance with FASB ASC 805, Business Combinations.  These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition.  The allocation of the purchase price is dependent upon certain valuations.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, investments and liabilities related to the deferred compensation plan, accounts receivable, accounts payable, accrued expenses, debt and other liabilities.  The fair value of these instruments approximated their carrying value at December 31, 2010 and 2009.

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

Other Comprehensive Income

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition into the statement of operations.  Accumulated other comprehensive income is separately presented on the Company's consolidated balance sheet as part of stockholders’ equity.

Accounting for Equity-Based Compensation

The Company accounts for equity-based compensation in accordance with the provisions of FASB ASC 718, Compensation–Stock Compensation (“FASB ASC 718”).  Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by FASB ASC 740, Income Taxes (“FASB ASC 740”).  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, and changes in applicable tax laws and other factors.  If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future.  The allowance will result in a charge to the Company’s consolidated statements of operations.  Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

Dividends

The Company began paying quarterly cash dividends to holders of record of our Class A common stock on June 12, 2009.  In 2010, the Company paid quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record on March 16, 2010 and $0.06 per share on May 18, 2010, August 17, 2010 and November 23, 2010.  Concurrently with the payment of per share dividends on its Class A common stock, the Company distributed an equal amount per unit to holders of New Class A Units (as defined in Note 3).  Future cash dividends and distributions, if any, are at the discretion of the board of directors and can be changed or discontinued at any time.  Dividend determinations (including the size of our quarterly dividend) are dependent upon, among other things, the Company’s future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

Repurchases of Class A Common Stock

In conjunction with repurchases of Class A common stock, repurchased shares are retired and recorded as a reduction to additional paid-in capital.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Segment Reporting

The Company provides services through three segments:  Financial Advisory, Corporate Finance Consulting and Investment Banking.  The Company generally defines its segments by the nature of their services and how the business is managed and resources are allocated.  The Financial Advisory segment provides services related to its Valuation Advisory, Tax Services, and Dispute & Legal Management Consulting business units; the revenue model associated with this segment is generally based on time and materials.  The Corporate Finance Consulting segment provides services related to the Portfolio Valuation, Financial Engineering, Strategic Value Advisory and Due Diligence business units; the revenue model associated with this segment is generally based on time and materials.  The Investment Banking segment provides services related to its Global Restructuring Advisory, Transaction Opinions, and Merger & Acquisition Advisory business units; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition–Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. ASU 2009-13 must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010, with early adoption permitted through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company does not anticipate that the adoption of ASU 2009-13 will have a material effect on its consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 3.	NONCONTROLLING INTEREST

D&P Acquisitions represented the predecessor entity prior to the Company’s IPO and currently represents the operating subsidiaries of the Company.  Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).

Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (collectively, “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions.  Certain units were issued in conjunction with acquisitions and as long-term incentive compensation to management and independent members of the board of directors.  The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.”  The holders of New Class A Units also own one share of the Company’s Class B common stock for each New Class A Unit.

The Company has sole voting power in and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company’s economic interest in D&P Acquisitions totaled 73.0% at December 31, 2010.  The noncontrolling unitholders’ interest in D&P Acquisitions totaled 27.0% at December 31, 2010.

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

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
December 31, 2007	13,125	21,090	34,215
Issuance of Class A common stock for acquisitions	322	-	322
Exchange to Class A common stock	69	(69)	-
Issuance for exercises of IPO Options	16	-	16
Net issuance of restricted stock awards	1,226	-	1,226
Forfeitures	(39)	(132)	(171)
December 31, 2008	14,719	20,889	35,608
Sale of Class A common stock	10,550	-	10,550
Issuance of Class A common stock for acquisitions	10	-	10
Redemption of New Class A Units	-	(7,050)	(7,050)
Exchange to Class A common stock	770	(770)	-
Issuance for exercises of IPO Options	72	-	72
Net issuance of restricted stock awards	1,318	-	1,318
Forfeitures	(149)	(95)	(244)
December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	176	-	176
Exchange to Class A common stock	1,788	(1,788)	-
Net issuance of restricted stock awards	1,596	-	1,596
Issuance for exercises of IPO Options	18	-	18
Repurchases of Class A common stock pursuant to publicly announced program	(451)	-	(451)
Forfeitures	(251)	(35)	(286)
December 31, 2010	30,166	11,151	41,317

Percent of total
December 31, 2008	41.3%	58.7%	100%
December 31, 2009	67.8%	32.2%	100%
December 31, 2010	73.0%	27.0%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Income before income taxes	$42,849	$40,932	$34,912
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(2,066)	(1,904)	(2,247)
Income before income taxes, as adjusted	40,783	39,028	32,665
Ownership percentage of noncontrolling interest(d)	30.8%	43.8%	58.4%
Net income attributable to noncontrolling interest	12,581	17,100	19,068
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	28,202	21,928	13,597
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(11,437)	(10,360)	(8,372)
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,225

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $13,503, $12,264 and $10,619 for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)
The provision for income taxes for entities other than Duff & Phelps Corporation represents taxes imposed directly on Duff & Phelps, LLC, a wholly-owned subsidiary of D&P Acquisitions, and its subsidiaries, such as taxes imposed on certain domestic subsidiaries (e.g., Rash & Associates), taxes imposed by certain foreign jurisdictions, and taxes imposed by certain local and other jurisdictions (e.g., New York City).  Since Duff & Phelps, LLC is taxed as a partnership and a flow-through entity for U.S. federal and state income tax purposes, there is no provision for these taxes on income allocable to the noncontrolling interest.

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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Distributions for taxes	$7,081	$20,097	$9,753
Other distributions	2,752	1,879	-
Payments pursuant to the Tax Receivable Agreement	4,267	3,090	791
	$14,100	$25,066	$10,544

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions.  As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions.  The tax distribution rate has been set at 45% of each member’s allocable share of taxable income of D&P Acquisitions.  D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company.  The Company expects cash will be available to make these distributions.  Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.  The change in level of distributions for each member’s estimated tax liability between periods primarily resulted from the timing of quarterly payments.

Other distributions
During the year ended December 31, 2010, the Company distributed $2,752 to holders of New Class A Units, other than Duff & Phelps Corporation.  Concurrent with the payment of the dividend to shareholders of record, holders of New Class A Units received a $0.05 distribution per vested unit on March 16, 2010 and a $0.06 distribution per vested unit on May 28, 2010, August 27, 2010 and December 3, 2010.  These amounts totaled $2,590 and will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  During the year ended December 31, 2010, the Company distributed $162 to members whose units vested during 2009 and accrued $276 to members whose units vested during 2010.  This accrual was paid in January 2011.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of December 31, 2010, the Company recorded a liability of $109,525, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,640 of the total amount.  The basis for determining the current portion of the payments due to D&P Acquisitions’ unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions’ unitholders under the tax receivable agreement is the remainder.  Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period.  Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.  The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards, restricted stock units, and D&P Acquisitions’ units and Class B common stock that are exchangeable into the Company’s Class A common stock.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$16,765	$11,568	$5,225
Earnings allocated to participating securities	(1,132)	(803)	(357)
Earnings available for common stockholders	$15,633	$10,765	$4,868

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	25,170	19,013	13,225

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	25,170	19,013	13,225
Add dilutive effect of the following:
Restricted stock awards and units	919	782	276
Assumed conversion of New Class A Units for Class A common stock(a)	-	-	-
Dilutive weighted average shares of Class A common stock	26,089	19,795	13,501

Basic income per share of Class A common stock	$0.62	$0.57	$0.37

Diluted income per share of Class A common stock	$0.60	$0.54	$0.36
_________________________

(a) The following shares were anti-dilutive and excluded from this calculation:

Weighted average New Class A Units outstanding	12,703	17,543	20,845
Weighted average IPO Options outstanding	1,742	1,909	2,039

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 5.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)	$-	$23,151	$-	$23,151
Total assets	$-	$23,151	$-	$23,151

Benefits payable in conjunction with deferred compensation plan(1)	$-	$23,078	$-	$23,078
Total liabilities	$-	$23,078	$-	$23,078

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

The investments and benefits payable in conjunction with the deferred compensation plan were valued using the market approach.  The Company does not have any material financial assets in a market that is not active.

Note 6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2010	2009
Office furniture, computers and equipment	$36,014	$31,401
Leasehold improvements	19,611	16,633
Sub-total	55,625	48,034
Less: accumulated depreciation	(26,375)	(20,621)
Property and equipment, net	$29,250	$27,413

Depreciation of property and equipment is summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Depreciation expense	$6,156	$6,454	$5,771

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7.	Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment:

		Corporate
	Financial	Finance	Investment
	Advisory	Consulting	Banking	Total
Ending balance as of December 31, 2007	$65,346	$15,723	$26,493	$107,562
Additions due to acquisitions
Chanin	-	-	-	-
Other	8,894	-	-	8,894
Ending balance as of December 31, 2008	74,240	15,723	26,493	116,456
Additions due to acquisitions
Chanin	-	-	5,063	5,063
Other	1,357	-	-	1,357
Ending balance as of December 31, 2009	75,597	15,723	31,556	122,876
Additions due to acquisitions
Chanin	-	-	-	-
Other	13,811	2,212	-	16,023
Impact of foreign currency translation	271	-	-	271
Ending balance as of December 31, 2010	$89,679	$17,935	$31,556	$139,170

The increase in goodwill during the year ended December 31, 2010 resulted from three acquisitions during the year and payment of contingent consideration that resulted from acquisitions in prior years.

The following tables summarize intangible assets:

	December 31, 2010
	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles
Customer lists	$35,229	$(11,435)	$23,794
Trade names	2,657	(2,657)	-
Indefinite-lived trade names	3,120	-	3,120
Non-compete	7,182	(4,208)	2,974
Software	2,875	(2,356)	519
Total intangible assets	$51,063	$(20,656)	$30,407

	December 31, 2009
	Gross	Accumulated	Net
	Intangibles	Amortization	Intangibles
Customer lists	$31,070	$(8,798)	$22,272
Trade names	2,882	(2,642)	240
Indefinite-lived trade names	3,120	-	3,120
Non-compete	4,841	(3,557)	1,284
Software	2,875	(1,884)	991
Total intangible assets	$44,788	$(16,881)	$27,907

Non-compete agreements are being amortized over an expected life of 18 months to five years.  The remaining finite-lived trade names are being amortized over an expected life of two to 10 years.  Customer lists are being amortized over an expected life of nine to 15 years.  Software is being amortized over an expected life of five years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Amortization expense of intangible assets is summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Amortization expense	$3,760	$3,790	$4,045

Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2011	$4,067
2012	3,929
2013	3,516
2014	3,175
2015	2,683
Thereafter	9,917

During the year ended December 31, 2010, the Company incurred a onetime charge of $674 from the impairment of certain intangible assets that originated from its acquisition of World Tax Services US in July 2008.  World Tax Service US operated as part of the Financial Advisory segment.  The impairment resulted from the departure of the two managing directors who ran the practice and associated staff in March 2010.

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

There were no amounts outstanding under the Credit Facility at December 31, 2010 or through the filing date of this Annual Report on Form 10-K.  As of December 31, 2010, the Company had $4,109 of outstanding letters of credit of which $3,685 were issued against the Credit Facility.  There was $424 of cash deposited into a restricted account to serve as deposits to secure the remaining letters of credit.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at December 31, 2010, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of December 31, 2010.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Note 9.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2010	2009
Deferred rent	$14,393	$13,871
Other	2,283	1,529
	$16,676	$15,400

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 10.	Equity-Based Compensation

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

	Year Ended
	December 31, 2010
	Client
	Service	SG&A	Total
Legacy Units	$534	$1,402	$1,936
IPO Options	774	689	1,463
Ongoing RSAs	13,594	3,451	17,045
Total	$14,902	$5,542	$20,444

	Year Ended
	December 31, 2009
	Client
	Service	SG&A	Total
Legacy Units	$6,536	$2,624	$9,160
IPO Options	2,200	1,077	3,277
Ongoing RSAs	7,696	3,522	11,218
Total	$16,432	$7,223	$23,655

	Year Ended
	December 31, 2008
	Client
	Service	SG&A	Total
Legacy Units	$13,056	$5,519	$18,575
IPO Options	4,386	1,945	6,331
Ongoing RSAs	3,095	3,339	6,434
Total	$20,537	$10,803	$31,340

Legacy Units

Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).  Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (collectively, “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions.  Certain units were issued in conjunction with acquisitions and as long-term incentive compensation to management and independent members of the board of directors.

The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.”  The holders of New Class A Units also own one share of the Company’s Class B common stock for each New Class A Unit.  Pursuant to an exchange agreement, the New Class A Units are exchangeable on a one-for-one basis for shares of the Company’s Class A common stock.  In connection with an exchange, a corresponding number of shares of the Company’s Class B common stock are cancelled.  See further description in “Note 11. Capital Structure.”

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company accounts for equity-based compensation in accordance with the fair value provisions of FASB ASC 718.  As of October 3, 2007, the value used for the purpose of FASB ASC 718 for the above referenced units was based on the price of $16.00 per share of Class A common stock sold in the IPO, which determined the conversion of Legacy Units of D&P Acquisitions into New Class A Units pursuant to the Recapitalization Transactions.  In all cases of graded vesting, equity-based compensation expense is being accrued through charges to operations over the respective vesting periods of the equity grants using the accelerated method of amortization.

Generally, Legacy Units were vested upon grant or have certain vesting provisions on each anniversary date over a four to five year requisite service period assuming that the holder remains employed by the Company, as more precisely defined in the individual grant agreements.  Accelerated vesting occurs in the case of a sale of the Company or a qualified liquidity event.

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2007	6,747
Forfeited	(131)
Balance as of December 31, 2008	6,616
Redeemed or exchanged	(3,290)
Forfeited	(95)
Balance as of December 31, 2009	3,231
Redeemed or exchanged	(1,666)
Forfeited	(35)
Balance as of December 31, 2010	1,530

Vested	1,119
Unvested	411

Upon a termination of such holder's employment other than for cause, unvested units will be forfeited for no consideration and vested units may be exchanged at the option of the holder or repurchased for a repurchase price equal to the fair market value of such units at the option of the Company.  Upon a termination of such holder's employment for cause or if the holder resigns without good reason and then competes with the Company, all vested and unvested units will be forfeited without any consideration.

A select group of senior executives hold units whereby 50% of the units time vest and 50% of the units contain certain performance conditions for fiscal years ending 2006, 2007 and 2008.  These performance conditions were met.  In addition, all of the time-vesting units will vest immediately upon the occurrence of a sale of the Company or a qualified liquidity event prior to the fifth anniversary of the date of issuance, so long as the holder remains employed with the Company.

IPO Options and Restricted Stock Awards

The Duff & Phelps Corporation Amended and Restated 2007 Omnibus Incentive Stock Plan (“Omnibus Plan”) permits the grant of 11,150 stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to the Company’s Class A common stock, or any combination of these.  This plan is administered and interpreted by the Compensation Committee of the Company’s board of directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Options were granted in conjunction with the Company’s IPO to employees with exercise prices equal to the market value of the Company’s Class A common stock on the grant date and expire ten years subsequent to grant date.  Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of the Company’s board of directors.  Options granted under the Company’s share-based incentive compensation plans vest annually over four years.  The Company plans to issue new shares of the Company’s Class A common stock whenever stock options are exercised or share awards are granted.  The Company did not grant options prior to 2007.

The Company valued the IPO Options using the Black-Scholes method.  Asset volatility was based on the historical mean of the Company’s closest peer group.  The following table details the weighted average assumptions used to determine fair value at the time of grant:

Asset volatility	39%
Expected dividends	None
Risk-free rate	4.28%
Expected term of options	6.25 years

The following table summarizes option activity:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of December 31, 2007	2,066	$7.33
Exercised	(16)	7.33
Forfeited	(53)	7.33
Balance as of December 31, 2008	1,997	7.33
Exercised	(72)	7.33
Forfeited	(110)	7.33
Balance as of December 31, 2009	1,815	7.33
Exercised	(18)	7.33
Forfeited	(136)	7.33
Balance as of December 31, 2010	1,661	$7.33

Vested	1,272
Unvested	389

Weighted average exercise price	$16.00
Weighted average remaining contractual term	6.75
Total intrinsic value of exercised options	$15
Total fair value of vested options	$9,326
Aggregate intrinsic value of outstanding options	$1,429
Options expected to vest	1,646
Aggregate intrinsic value of options expected to vest	$1,416

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

During the year ended December 31, 2010, the Company issued 1,926 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Of the 1,926 Ongoing RSAs granted, 120 awards were granted to executives on March 10, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over three years based on ratable vesting for grants made to executives.  In addition, 23 awards were granted to members of the board of directors on May 6, 2010.  The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting for grants made to members of the board of directors.

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, the Executive Officers’ annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid.  The Company has recorded equity-based compensation expense of $441, $863 and $1,541 for the years ended December 31, 2010, 2009 and 2008, respectively, in relation to the bonus earned in each year.

The following table summarizes restricted award activity:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2007	61	$19.34	-	$-
Granted	1,226	13.84	93	13.05
Forfeited	(39)	12.87	(1)	11.98
Balance as of December 31, 2008	1,248	14.14	92	13.06
Granted	1,376	14.32	82	13.84
Converted to Class A common stock upon lapse of restrictions	(135)	15.52	-	-
Forfeited	(149)	13.74	(1)	13.25
Balance as of December 31, 2009	2,340	14.11	173	13.43
Granted	1,772	16.66	154	16.92
Converted to Class A common stock upon lapse of restrictions	(429)	16.37	-	13.84
Forfeited	(251)	14.35	(24)	15.54
Balance as of December 31, 2010	3,432	$15.13	303	$15.03

Vested	-		-
Unvested	3,432		303

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of December 31, 2010 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $24,199 at December 31, 2010.  A tax benefit of $2,612, $2,775 and $2,390 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the years ended December 31, 2010, 2009 and 2008, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 11.	Capital Structure

The Company has two classes of common stock, Class A and Class B, which are described as follows:

(a)	Class A common stock

Holders of the Company’s Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of the Company’s Class A common stock are entitled to receive dividends when and if declared by the Company’s board of directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

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

Exchanges of New Class A Units to Class A Common Stock

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an exchange agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company’s Class A common stock on a one-for-one basis.  The Company exchanged 1,788, 770 and 69 New Class A Units for a corresponding number of shares of Class A common stock in the years ended December 31, 2010, 2009 and 2008, respectively.  In connection with the exchange, a corresponding number of shares of Class B common stock were cancelled.  The Company received no other consideration in connection with the exchanges.  During the year ended December 31, 2010, there were no exchanges by any of the Company’s current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 12.	Income Taxes

Components of the provision for income taxes consist of the following:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Current
Federal	$6,502	$7,530	$3,076
Foreign	1,701	670	752
State and local	1,704	1,765	1,110
Total current expense	9,907	9,965	4,938

Deferred expense/(benefit)
Federal	3,864	2,354	4,879
Foreign	(952)	(372)	(318)
State and local	684	317	1,120
Total deferred expense/(benefit)	3,596	2,299	5,681

Provision for income tax expense	$13,503	$12,264	$10,619

Prior to its IPO, the Company had not been subject to U.S. federal income taxes as the predecessor entity was an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business.  As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company’s income is subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.  During the year ended December 31, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

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

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase due to state and local taxes	5.7%	5.6%	6.4%
Effect of permanent differences	1.6%	4.2%	7.3%
Rate benefit as an LLC	(11.0)%	(15.0)%	(19.6)%
Foreign taxes	1.9%	0.7%	1.3%
Prior year provision to actual adjustment	(1.7)%	(0.5)%	0.0%
Effective tax rate	31.5%	30.0%	30.4%

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Income taxes payable were $3,464 and $3,661 at December 31, 2010 and 2009, respectively, and prepaid income taxes were $727 at 2008.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.  Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2010	2009
Current deferred tax assets
Compensation and benefits	$3,289	$5,098
Other	674	718
Net operating losses	1	33
Total current deferred tax assets	3,964	5,849

Current deferred tax liabilities
Compensation and benefits	(195)	(302)
Prepaid expenses	(1,214)	(946)
Total current deferred tax liabilities	(1,409)	(1,248)
Net current deferred tax assets	2,555	4,601

Long-term deferred tax assets
Compensation and benefits	19,577	13,458
Goodwill and other intangibles	109,138	105,416
Fixed assets	(410)	232
Other	3,385	2,138
Credits	1,545	710
Net operating losses	1,200	2,191
Valuation allowance	(2,913)	(2,387)
Total long-term deferred tax assets	131,522	121,758

Long-term deferred tax liabilities
Goodwill and other intangibles	(14,675)	(9,474)
Other	(58)	(19)
Total long-term deferred tax liabilities	(14,733)	(9,493)
Net long-term deferred tax assets	116,789	112,265

Total deferred tax assets and liabilities	$119,344	$116,866

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company.  The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards and other foreign deferred tax assets which may not be realized in future years.  These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from five years to indefinitely.  In addition, certain credit carry forwards will commence to expire in six to 10 years unless utilized.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2007	$288
Additional based on tax positions related to the current year	187
Additional for tax positions of prior years	27
Balance as of December 31, 2008	502
Additional based on tax positions related to the current year	78
Lapse of statue of limitations	(32)
Balance as of December 31, 2009	548
Additional based on tax positions related to the current year	115
Lapse of statue of limitations	(128)
Balance as of December 31, 2010	$535

The $535 of unrecognized tax benefit would impact the effective tax rate if realized.  The Company recognizes accrued interest related to unrecognized tax benefits in interest expense.  The Company recognized $10, $26 and $22 of interest expense during the years ended December 31, 2010, 2009 and 2008, respectively.  There was no accrual or expense for penalties for the years ended December 31, 2010, 2009 and 2008.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  Duff & Phelps, LLC and D&P Acquisitions are open for federal income tax purposes from 2007 forward.  These entities are not subject to federal income taxes as they are flow-through entities.  The Company is open for federal income tax purposes beginning in 2007.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 13.   Commitments and Contingencies

Commitments

The Company leases office facilities under non-cancelable operating leases that expire at various dates through 2023 and include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease.  Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property.  The Company has various leases that grant a free rent period and entitle the Company to a lease incentive.  The accompanying consolidated financial statements reflect all rent expense on a straight-line basis over the term of the leases.  In addition to office leases, the Company leases a nominal amount of equipment under operating leases that expire at various dates through 2014.

As detailed in Note 3, the Company is committed to obligations pursuant to the TRA.  The timing of payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

Future minimum annual lease payments and obligations pursuant to the TRA are summarized as follows:

	Annual	Payments
	Lease	Pursuant
	Payments	to the TRA	Total
Year Ending December 31,
2011	$17,365	$5,640	$23,005
2012	16,474	6,122	22,596
2013	14,995	6,353	21,348
2014	12,804	6,596	19,400
2015	11,937	6,854	18,791
Thereafter	62,634	77,960	140,594

Total rental expense for operating leases is summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Rental expense	$15,690	$14,851	$14,555

Contingencies

The Company is involved in various claims or disputes arising in the normal course of business.  Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 14.	Charge from Realignment of Senior Management

On April 22, 2010, the Company announced the departure of its former president and one of its segment leaders.  The Company incurred a onetime charge associated with these changes of approximately $3,610 primarily in the three months ended June 30, 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards.  Approximately $540 of this amount is included in direct client service costs as a component of compensation and benefits and approximately $3,070 in operating expenses as a component of selling, general and administrative expenses.  These charges were not allocated to any of the Company’s segments or associated with a restructuring, exit or disposal activity.

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

Company contributions to the 401(k) Plan is included as components of (i) compensation and benefits of direct client service costs and (ii) selling, general and administrative expenses in the Company’s consolidated statements of operations and are summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Contributions to 401(k) Plan	$4,610	$5,030	$5,127

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

For participants who reside in the United States, the Company may credit participants with discretionary contributions provided the participant is employed on the last day of the plan year and has deferred the maximum permissible amount to the Company’s qualified 401(k) plan for such year.  Discretionary contributions are derived from a pool that is equal to an aggregate of 4½% of the compensation of each participant for the plan year that exceeds the limitation on compensation under Code Section 401(a)(17) for such year.  For participants outside of the United States, the Company’s matching contributions will be an amount determined by the Company.  Company matching contributions to the Deferred Compensation Plan are 100% vested.

Under the terms of the plan, the Company established a “rabbi trust” as a vehicle for accumulating assets to pay benefits under the plan.  Payments under the plan may be paid from the general assets of the Company or from the assets of any such rabbi trust.  Payment from any such source reduces the obligation owed to the participant or beneficiary.  The rabbi trust invests in an investment vehicle structured as a corporate-owned life insurance (“COLI”) policy with a cash surrender value that mirrors the payable to the participants of the plan and tracks the value of the plan assets.  Participants can earn a return on their deferred compensation that is based on hypothetical investment funds.  The policy is redeemable on demand in an amount equal to the cash surrender value.  The cash surrender value approximated fair value at December 31, 2010.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	December 31,	December 31,
	2010	2009
Fair market value of investments in rabbi trust(1)	$23,151	$17,807
Payable to participants of the plan	23,078	18,051

(1) At December 31, 2010 and 2009, the fair market value of investments in rabbi trust held in conjunction with the Deferred Compensation Plan excludes approximately $0 and $251 which is included in cash and cash equivalents, respectively.

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in current and non-current portion of liability related to the deferred compensation plan on the Consolidated Balance Sheets.  Changes in the fair value of the investments are recognized as compensation expense (or credit).  Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit).  The net impact of changes in fair value is not material.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 16.	Segment Information

The Company provides services through three segments:  Financial Advisory, Corporate Finance Consulting and Investment Banking.  The Company generally defines its segments by the nature of their services and how the business is managed and resources are allocated.  The Financial Advisory segment provides services related to its Valuation Advisory, Tax Services, and Dispute & Legal Management Consulting business units.  The Corporate Finance Consulting segment provides services related to the Portfolio Valuation, Financial Engineering, Strategic Value Advisory and Due Diligence business units.  The Investment Banking segment provides services related to its M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units.

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Financial Advisory
Revenues (excluding reimbursables)	$219,462	$233,632	$253,169
Segment operating income	28,692	37,557	42,816
Segment operating income margin	13.1%	16.1%	16.9%

Corporate Finance Consulting
Revenues (excluding reimbursables)	$55,854	$62,956	$56,494
Segment operating income	10,335	13,854	13,220
Segment operating income margin	18.5%	22.0%	23.4%

Investment Banking
Revenues (excluding reimbursables)	$90,230	$74,315	$71,813
Segment operating income	22,061	15,233	17,673
Segment operating income margin	24.4%	20.5%	24.6%

Total
Revenues (excluding reimbursables)	$365,546	$370,903	$381,476

Segment operating income	$61,088	$66,644	$73,709
Net client reimbursable expenses	(62)	(75)	(77)
Equity-based compensation associated with Legacy Units and IPO options	(3,399)	(12,437)	(24,906)
Depreciation and amortization	(9,916)	(10,244)	(9,816)
Charge from impairment of certain intangible assets	(674)	-	-
Charge from realignment of senior management (not included in equity-based compensation from Legacy Units and IPO Options above)(Note 14)	(3,100)	-	-
Acquisition retention expense	(11)	-	(793)
Merger and acquisition costs	(704)	-	-
Operating income	$43,222	$43,888	$38,117

Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period.  In the years ended December 31, 2010, 2009 and 2008, the Financial Advisory segment (primarily valuation advisory services) recognized revenues of $9,544, $11,533 and $16,553 from the cross utilization of its client service professionals on engagements from the Corporate Finance Consulting segment (primarily portfolio valuation services), respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
North America	$326,039	$331,974	$342,003
Europe	36,132	33,400	34,596
Asia	3,375	5,529	4,877
Total	$365,546	$370,903	$381,476

There were no inter-segment revenues during the three years ended December 31, 2010. Long-lived assets attributable to international operations totaled $2,131 and $1,881 at December 31, 2010 and 2009, respectively. The Company does not maintain separate balance sheet information by segment.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table and described in Note 3:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Distributions for taxes	$1,890	$5,101	$2,347
Other distributions	831	542	-
Payments pursuant to the TRA	1,145	743	190
	$3,866	$6,386	$2,537

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $36, $0 and $512 of revenues resulting from engagements during the years ended December 31, 2010, 2009 and 2008, respectively.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units.  A managing director of Vestar Capital Partners serves as independent directors on the Company’s Board of Directors.

In conjunction with the May 2009 follow-on offering, the Company redeemed 1,600 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners, a shareholder of the Company, at a price per unit equal to the public offering price or an aggregate amount of $23,600.  Included in this amount were payments to Noah Gottdiener, Chairman and Chief Executive Officer, Gerard Creagh, former President, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners.  As a result, Messrs. Gottdiener, Creagh and Krueger each received $53, $53 and $42, respectively, as a result of such redemptions.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table and described in Note 3:

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Distributions for taxes	$2,618	$6,388	$3,145
Other distributions	1,156	754	-
Payments pursuant to the TRA	1,629	1,250	320
	$5,403	$8,392	$3,465

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Shinsei Bank

Shinsei Bank, Ltd., a shareholder of the Company, engaged the Company to provide certain consulting services.  As a result of services provided, the Company recorded $1,590 of revenues resulting from the engagement during the year ended December 31, 2008.  A representative from Shinsei Bank serves as an observer on the Company’s board of directors.

Note 18.	Regulated Subsidiaries

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC’s “Uniform Net Capital Rule,” Rule 15c3-1.  At December 31, 2010, Securities reported net capital of $9,803 which was $9,455 in excess of its net capital requirement of $348.  At December 31, 2009, Securities reported net capital of $6,544 which was $6,478 in excess of its net capital requirement of $66. Aggregate indebtedness of Securities totaled $5,221 and $991 at December 31, 2010 and 2009, respectively.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, authorized and regulated by the Financial Services Authority.  Securities Ltd. is currently registered in England and Wales.  At December 31, 2010, the entity reported net capital of UK£143 which was UK£100 in excess of its net capital requirement of UK£43.  At December 31, 2009, the entity reported net capital of UK£188 which was UK£144 in excess of its net capital requirement of UK£44.

Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”).  The AMF is an independent public body located in France.  Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization.  There is no net capital requirement for Duff & Phelps SAS.

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

	Year Ended December 31, 2010
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Revenues	$365,546	$103,213	$84,427	$88,742	$89,164
Reimbursable expenses	9,485	2,322	2,403	1,962	2,798
Total revenues	375,031	105,535	86,830	90,704	91,962

Operating income	$43,222	$15,356	$9,201	$7,394	$11,271
Net income	29,346	9,963	7,197	4,618	7,568
Net income attributable to Duff & Phelps Corporation	16,765	5,876	4,109	2,507	4,273

Weighted average shares of Class A common stock outstanding:
Basic	25,170	25,758	24,873	25,058	24,986
Diluted	26,089	26,807	24,954	25,754	25,780

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.62	$0.21	$0.15	$0.10	$0.16
Diluted	0.60	0.20	0.15	0.09	0.16

	Year Ended December 31, 2009
		Fourth	Third	Second	First
	Total	Quarter	Quarter	Quarter	Quarter
Revenues	$370,903	$98,345	$93,240	$90,053	$89,265
Reimbursable expenses	11,083	3,026	3,394	2,626	2,037
Total revenues	381,986	101,371	96,634	92,679	91,302

Operating income	$43,888	$14,069	$10,711	$9,757	$9,351
Net income	28,668	9,300	7,588	5,199	6,581
Net income attributable to Duff & Phelps Corporation	11,568	4,617	3,452	1,734	1,765

Weighted average shares of Class A common stock outstanding:
Basic	19,013	23,451	21,625	17,356	13,479
Diluted	19,795	24,375	22,448	18,111	13,973

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.57	$0.18	$0.15	$0.10	$0.12
Diluted	0.54	0.18	0.14	0.09	0.11

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 20.	Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, management of the Company evaluated subsequent events.

Declaration of Quarterly Dividend

On February 23, 2011, the Company announced that its board of directors had declared a quarterly dividend of $0.08 per share on its outstanding Class A common stock.  The dividend is payable on March 25, 2011 to shareholders of record on March 15, 2011.  Concurrent with the payment of the dividend, the Company will also be distributing $0.08 per unit to holders of New Class A Units.

SCHEDULE II

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands, except per share amounts)

		Additions
		Charged to	Charged to
	Beginning	Cost and	Other		Ending
	Balance	Expenses	Accounts(1)	Deductions(2)	Balance
Allowance for doubtful accounts
Year ended December 31, 2010	$1,690	$2,074	$(617)	$(1,800)	$1,347
Year ended December 31, 2009	1,701	2,386	722	(3,119)	1,690
Year ended December 31, 2008	1,881	1,604	1,995	(3,779)	1,701

(1)	Fee adjustments recorded as a reduction to revenue.
(2)	Uncollectible accounts written off, recoveries of billed accounts receivable and fee adjustments recorded against the allowance.

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

10.1
Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2009).

10.2
First Amendment to Credit Agreement, dated as of November 8, 2010, among Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Chanin Capital Partners LLC, and Rash & Associates, L.P., as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, and each other lender party thereto, related to the Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each agent and lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 9, 2010).

10.3
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

10.6
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

10.7 *
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.8 *
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Gerard Creagh (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

10.9 *
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Jacob Silverman (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.10 *
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Brett Marschke (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.11 *
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Edward Forman (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.12 *	Duff & Phelps Corporation Amended and Restated 2007 Omnibus Stock Incentive Plan (filed as Appendix I to the Registrant’s Definitive Proxy Statement filed with the SEC on March 22, 2010).

10.13
Name Use Agreement, dated as of July 1, 1996, by and between Phoenix Duff & Phelps Corporation and Duff & Phelps, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 23, 2007).

10.14 *
DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.15 *
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

10.17 *
Form of Stock Option Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.18 *
Form of Restricted Stock Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.19 *
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2008).

21.1**	List of Subsidiaries.

23.1**	Consent of KPMG LLP.

31.1**	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan.
**	Each document marked with an asterisk is filed herewith.