Form 10-Q
period 2011-03-31
Duff & Phelps Corp
filed 2011-04-28
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Class A common stock, par value $0.01 per share, was 31,401,784 as of April 15, 2011.  The number of shares outstanding of the registrant’s Class B common stock, par value $0.0001 per share, was 11,072,746 as of April 15, 2011.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenue	$85,046	$89,164
Reimbursable expenses	1,892	2,798
Total revenue	86,938	91,962

Direct client service costs
Compensation and benefits (includes $4,935 and $3,717 of equity-based compensation for the three months ended March 31, 2011 and 2010,
respectively)	46,908	48,598
Other direct client service costs	1,429	1,988
Acquisition retention expenses (includes $82 of equity-based
compensation for the three months ended March 31, 2011)	82	—
Reimbursable expenses	1,937	2,854
	50,356	53,440

Operating expenses
Selling, general and administrative (includes $1,523 and $1,453 of equity-
based compensation for the three months ended March 31, 2011 and
2010, respectively)	24,322	24,084
Depreciation and amortization	2,489	2,493
Merger and acquisition costs	194	—
Charge from impairment of certain intangible assets	—	674
	27,005	27,251

Operating income	9,577	11,271

Other expense/(income), net
Interest income	(28)	(24)
Interest expense	57	92
Other expense/(income)	(7)	(15)
	22	53

Income before income taxes	9,555	11,218

Provision for income taxes	3,064	3,650

Net income	6,491	7,568

Less: Net income attributable to noncontrolling interest	2,378	3,295

Net income attributable to Duff & Phelps Corporation	$4,113	$4,273

Weighted average shares of Class A common stock outstanding
Basic	26,910	24,986
Diluted	27,615	25,780

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.15	$0.16
Diluted	$0.14	$0.16

Cash dividends declared per common share	$0.08	$0.05

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$78,429	$113,328
Accounts receivable (net of allowance for doubtful accounts of $1,738 and $1,347
at March 31, 2011 and December 31, 2010, respectively)	61,159	60,358
Unbilled services	28,758	23,101
Prepaid expenses and other current assets	12,206	7,479
Net deferred income taxes, current	—	2,555
Total current assets	180,552	206,821

Property and equipment (net of accumulated depreciation of $27,918 and $26,375
at March 31, 2011 and December 31, 2010, respectively)	29,404	29,250
Goodwill	139,396	139,170
Intangible assets (net of accumulated amortization of $21,683 and $20,656
at March 31, 2011 and December 31, 2010, respectively)	29,517	30,407
Other assets	4,404	2,638
Investments related to deferred compensation plan (Note 9)	25,339	23,151
Net deferred income taxes, non-current	114,037	116,789
Total non-current assets	342,097	341,405

Total assets	$522,649	$548,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,964	$2,397
Accrued expenses	6,455	11,254
Accrued compensation and benefits	7,936	39,875
Liability related to deferred compensation plan, current portion (Note 9)	811	1,314
Deferred revenues	3,261	2,427
Net deferred income taxes, current	293	—
Other current liabilities	—	430
Due to noncontrolling unitholders, current portion	5,640	5,640
Total current liabilities	27,360	63,337

Liability related to deferred compensation plan, less current portion (Note 9)	24,672	21,764
Other long-term liabilities	16,720	16,676
Due to noncontrolling unitholders, less current portion	104,251	103,885
Total non-current liabilities	145,643	142,325

Total liabilities	173,003	205,662

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 31,402 and 30,166
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	314	302
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 11,073 and 11,151
shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	1	1
Additional paid-in capital	239,132	232,644
Accumulated other comprehensive income	1,682	1,400
Retained earnings	18,562	16,923
Total stockholders' equity of Duff & Phelps Corporation	259,691	251,270
Noncontrolling interest	89,955	91,294
Total stockholders' equity	349,646	342,564
Total liabilities and stockholders' equity	$522,649	$548,226

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,491	$7,568

Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	2,489	2,493
Equity-based compensation	6,540	5,170
Bad debt expense	856	600
Net deferred income taxes	5,966	4,734
Other	15	277
Charge from impairment of certain intangible assets	—	674
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(1,657)	2,194
Unbilled services	(5,657)	(2,770)
Prepaid expenses and other current assets	(64)	222
Other assets	(987)	503
Accounts payable and accrued expenses	(9,212)	(5,488)
Accrued compensation and benefits	(27,993)	(22,706)
Deferred revenues	834	685
Other liabilities	57	(649)
Net cash used in operating activities	(22,322)	(6,493)

Cash flows from investing activities:
Purchase of property and equipment	(769)	(1,518)
Business acquisitions, net of cash acquired	(466)	(481)
Purchase of investments	(3,000)	(2,975)
Net cash used in investing activities	(4,235)	(4,974)

Cash flows from financing activities:
Proceeds from exercises of IPO Options	268	28
Repurchases of Class A common stock	(5,815)	(1,618)
Dividends	(2,492)	(1,403)
Distributions and other payments to noncontrolling unitholders	(1,386)	(1,343)
Other	—	(3)
Net cash used in financing activities	(9,425)	(4,339)

Effect of exchange rate on cash and cash equivalents	1,083	(1,526)

Net decrease in cash and cash equivalents	(34,899)	(17,332)
Cash and cash equivalents at beginning of period	113,328	107,311
Cash and cash equivalents at end of period	$78,429	$89,979

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total						Additional	Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Paid-in	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

Comprehensive income
Net income for the three months ended March 31, 2011	6,491	$6,491	—	—	—	—	—	—	4,113	2,378
Currency translation adjustment	1,431	1,431	—	—	—	—	—	290	—	1,141
Amortization of post-retirement benefits, net of tax	(39)	(39)	—	—	—	—	—	(8)	—	(31)
Total comprehensive income	7,883	$7,883	—	—	—	—	—	282	4,113	3,488

Issuance of Class A common stock for acquisitions	289		18	—	—	—	211	—	—	78
Exchange of New Class A Units	—		77	1	(77)	—	(1)	—	—	—
Net issuance of restricted stock awards	(4,667)		1,284	13	—	—	(3,452)	—	—	(1,228)
Adjustment to Tax Receivable Agreement as a
result of the exchange of New Class A Units	76		—	—	—	—	76	—	—	—
Issuance for exercises of IPO Options	113		7	—	—	—	83	—	—	30
Forfeitures	(1)		(75)	(1)	(1)	—	—	—	—	—
Equity-based compensation	6,929		—	—	—	—	5,088	—	—	1,841
Income tax windfall/(shortfall) on equity-based compensation	817		—	—	—	—	817	—	—	—
Distributions to noncontrolling unitholders	(1,109)		—	—	—	—	(816)	—	—	(293)
Change in ownership interests between periods	—		—	—	—	—	4,976	—	—	(4,976)
Deferred tax asset effective tax rate conversion	359		—	—	—	—	341	—	—	18
Repurchases of Class A common stock pursuant to
publicly announced program	(1,133)		(75)	(1)	—	—	(835)	—	—	(297)
Dividends on Class A common stock	(2,474)		—	—	—	—	—	—	(2,474)	—
Balance as of March 31, 2011	$349,646		31,402	$314	11,073	$1	$239,132	$1,682	$18,562	$89,955

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
								Accumulated
	Total						Additional	Other
	Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Paid-in	Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the three months ended March 31, 2010	7,568	$7,568	—	—	—	—	—	—	4,273	3,295
Currency translation adjustment	(1,525)	(1,525)	—	—	—	—	—	(1,037)	—	(488)
Amortization of post-retirement benefits	12	12	—	—	—	—	—	8	—	4
Total comprehensive income	6,055	$6,055	—	—	—	—	—	(1,029)	4,273	2,811

Sale of Class A common stock	(3)		—	—	—	—	(3)	—	—	—
Issuance of Class A common stock for acquisitions	322		19	—	—	—	222	—	—	100
Exchange of New Class A Units	—		22	—	(22)	—	—	—	—	—
Net issuance of restricted stock awards	(1,603)		1,352	14	—	—	(1,108)	—	—	(509)
Adjustment to Tax Receivable Agreement as a
result of the exchange of New Class A Units	34		—	—	—	—	34	—	—	—
Issuance for exercise of IPO Options	18		1	—	—	—	12	—	—	6
Forfeitures	(1)		(63)	(1)	(7)	—	—	—	—	—
Equity-based compensation	5,755		—	—	—	—	3,923	—	—	1,832
Income tax benefit on equity-based compensation	72		—	—	—	—	72	—	—	—
Distributions to noncontrolling unitholders	(1,343)		—	—	—	—	(917)	—	—	(426)
Change in ownership interests between periods	—		—	—	—	—	4,031	(2)	—	(4,029)
Deferred tax asset effective tax rate conversion	57		—	—	—	—	475	—	—	(418)
Dividends on Class A common stock	(1,417)		—	—	—	—	—	—	(1,417)	—
Balance as of March 31, 2010	$321,703		28,621	$286	12,945	$1	$213,951	$(338)	$9,565	$98,238

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

The balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  In management’s opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition–Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method).  ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13.  The adoption of ASU 2009-13 did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.  The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2010.  The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3   -    NONCONTROLLING INTEREST

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company’s economic interest in D&P Acquisitions totaled 73.9% at March 31, 2011.  The noncontrolling unitholders’ interest in D&P Acquisitions totaled 26.1% at March 31, 2011.

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

	Duff &	Non-
	Phelps	controlling
	Corporation	Unitholders	Total
December 31, 2010	30,166	11,151	41,317
Issuance of Class A common stock for acquisitions	18	—	18
Exchange to Class A common stock	77	(77)	—
Net issuance of restricted stock awards	1,284	—	1,284
Issuance for exercises of IPO Options	7	—	7
Repurchases of Class A common stock
pursuant to publicly announced program	(75)	—	(75)
Forfeitures	(75)	(1)	(76)
March 31, 2011	31,402	11,073	42,475

Percent of total
December 31, 2010	73.0%	27.0%	100%
March 31, 2011	73.9%	26.1%	100%

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Income before income taxes	$9,555	$11,218
Less: provision for income taxes for entities
other than Duff & Phelps Corporation(a)(b)	(560)	(920)

Income before income taxes, as adjusted	8,995	10,298
Ownership percentage of noncontrolling interest(d)	26.4%	32.0%
Net income attributable to noncontrolling interest	2,378	3,295

Income before income taxes, as adjusted, attributable
to Duff & Phelps Corporation	6,617	7,003
Less: provision for income taxes of Duff & Phelps
Corporation(a)(c)	(2,504)	(2,730)

Net income attributable to Duff & Phelps Corporation	$4,113	$4,273

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation.  The consolidated provision for income taxes totaled $3,064 and $3,650 for the three months ended March 31, 2011 and 2010, respectively.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Distributions for taxes	$266	$608
Other distributions	1,120	735
Payments pursuant to the Tax Receivable Agreement	—	—
	$1,386	$1,343

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

Other distributions
Concurrent with the payment of dividends to shareholders of Class A common stock, holders of New Class A Units receive a corresponding distribution per vested unit.  These amounts will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of March 31, 2011, the Company recorded a liability of $109,891, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period.  Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period.  The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards and units, performance-vesting restricted stock awards and units, and New Class A Units and Class B common stock that are exchangeable into the Company’s Class A common stock.

In accordance with FASB ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to nonforfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities.  Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.

The Company’s restricted stock awards are considered participating securities as they receive nonforfeitable dividends at the same rate as the Company’s Class A common stock.  The computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of the Company’s unvested restricted stock.  Accordingly, the effect of the allocation reduces earnings available for common stockholders.

The Company’s performance-vesting restricted stock awards are not considered participating securities as the related dividends are forfeitable to the extent the performance conditions are not met.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$4,113	$4,273
Earnings allocated to participating securities	(193)	(269)
Earnings available for common stockholders	$3,920	$4,004

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	26,910	24,986

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	26,910	24,986
Add dilutive effect of the following:
Restricted stock awards and units	705	794
Dilutive weighted average shares of Class A common stock	27,615	25,780

Basic income per share of Class A common stock	$0.15	$0.16

Diluted income per share of Class A common stock	$0.14	$0.16

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Anti-dilution is the result of (i) the allocation of income or loss associated with the exchange of New Class A Units for Class A common stock and (ii) outstanding options exceeding those outstanding under the treasury stock method.  Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Weighted average New Class A Units outstanding	11,130	12,966
Weighted average IPO Options outstanding	1,650	1,812

The potential dilutive effect of the Company’s performance-vesting restricted stock awards and units were excluded from the calculation as the performance conditions had not been met as of the period ended March 31, 2011.

In addition, shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities.  Accordingly, basic and diluted earnings per share of Class B common stock have not been presented.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  5  -    EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Client			Client
	Service	SG&A	Total	Service	SG&A	Total
Legacy Units	$95	$130	$225	$265	$332	$597
IPO Options	138	54	192	333	153	486
Ongoing RSAs	4,784	1,339	6,123	3,119	968	4,087
Total	$5,017	$1,523	$6,540	$3,717	$1,453	$5,170

Legacy Units

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the three months ended March 31, 2011:

New
Class A Units
Attributable to
Equity-Based
Compensation
Balance as of December 31, 2010	1,530
Redeemed or exchanged	(77)
Forfeited	(1)
Balance as of March 31, 2011	1,452

Vested	1,324
Unvested	128

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

IPO Options

The following table summarizes option activity during the three months ended March 31, 2011:

		Weighted
		Average
	IPO	Grant Date
	Options	Fair Value
Balance as of December 31, 2010	1,661	$7.33
Exercised	(7)	7.33
Forfeited	(10)	7.33
Balance as of March 31, 2011	1,644	$7.33

Vested	1,258
Unvested	386

Weighted average exercise price	$16.00
Weighted average remaining contractual term	6.50
Total intrinsic value of exercised options	$9
Total fair value of vested options	$9,222
Aggregate intrinsic value of outstanding options	$—
Options expected to vest	1,629
Aggregate intrinsic value of options expected to vest	$—

Restricted Stock

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

Performance-vesting restricted stock awards and units are granted as a form of incentive compensation and accounted for similarly.  Performance-vesting restricted stock awards and units will become non-forfeitable on the third anniversary of the date of grant if and to the extent certain targets of total shareholder return are attained.  Expense for performance-vesting restricted stock awards and units is recognized based on their calculated fair market value as of the date of grant using a lattice model.  They are expensed over a three year period from the date of grant.

During the three months ended March 31, 2011, the Company issued 1,656 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts.  The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause.  Of the 1,656 Ongoing RSAs granted, 205 awards are performance-vesting restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 1,656 Ongoing RSAs granted, 140 restricted stock awards and 130 performance stock awards were granted to executives on March 2, 2011 and March 11, 2011, respectively.  For grants made to executives, the restrictions on transfer and forfeiture provisions on 65 of the restricted stock awards are eliminated annually over three years based on ratable vesting and the restrictions on 75 of the restricted stock awards lapse after three years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

		Weighted		Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2010	3,432	$15.13	303	$15.03
Granted	1,356	15.69	95	15.71
Converted to Class A common stock upon
lapse of restrictions	(821)	13.07	(44)	11.73
Forfeited	(75)	17.00	(1)	16.66
Balance as of March 31, 2011	3,892	$15.72	353	$15.62

Vested	—		—
Unvested	3,892		353

	Performance-		Performance-
	Vesting	Weighted	Vesting	Weighted
	Restricted	Average	Restricted	Average
	Stock	Grant Date	Stock	Grant Date
	Awards	Fair Value	Units	Fair Value
Balance as of December 31, 2010	—	$—	—	$—
Granted	183	7.52	22	7.83
Converted to Class A common stock upon
lapse of restrictions	—	—	—	—
Forfeited	—	—	—	—
Balance as of March 31, 2011	183	$7.52	22	$7.83

Vested	—		—
Unvested	183		22

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be between 2% and 21% as of March 31, 2011 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $36,595 at March 31, 2011.  A tax benefit of $4,612 and $229 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the three months ended March 31, 2011 and 2010, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  6  -    FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with
deferred compensation plan(1)	$—	$25,339	$—	$25,339
Total assets	$—	$25,339	$—	$25,339

Benefits payable in conjunction with
deferred compensation plan(1)	$—	$25,483	$—	$25,483
Total liabilities	$—	$25,483	$—	$25,483

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with
deferred compensation plan(1)	$—	$23,151	$—	$23,151
Total assets	$—	$23,151	$—	$23,151

Benefits payable in conjunction with
deferred compensation plan(1)	$—	$23,078	$—	$23,078
Total liabilities	$—	$23,078	$—	$23,078

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

There were no amounts outstanding under the Credit Facility at March 31, 2011 or through the filing date of this Quarterly Report on Form 10-Q.  As of March 31, 2011, the Company had $4,134 of outstanding letters of credit of which $3,685 were issued against the Credit Facility.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at March 31, 2011, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2011.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note  8  -    INCOME TAXES

The Company’s effective tax rate is summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Provision for income taxes	$3,064	$3,650
Effective income tax rate	32.1%	32.5%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes.   A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2010	$535
Additional based on tax positions related to the current year	26
Additional based on tax positions related to prior years	14
Balance as of March 31, 2011	$575

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

The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees.  This plan is detailed further in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table summarizes the fair market value of the rabbi trust and the corresponding liability owed to participants:

	March 31,	December 31,
	2011	2010
Fair market value of investments in rabbi trust	$25,339	$23,151
Payable to participants of the plan	25,483	23,078

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11 -    SEGMENT INFORMATION

The Company provides services through three segments:  Financial Advisory, Alternative Asset Advisory (formerly Corporate Finance Consulting) and Investment Banking.  Effective January 1, 2011, the Company renamed its Corporate Finance Consulting segment Alternative Asset Advisory to more appropriately define the services offered by this segment.  In addition, our Alternative Asset Advisory segment previously included services associated with Strategic Value Advisory.  This service line was primarily integrated into Financial Advisory.  As a result, prior period results have been restated to reflect this change.

The Financial Advisory segment provides services associated with valuation advisory, tax, and dispute and legal management consulting.  The Alternative Asset Advisory segment provides services related to portfolio valuation, complex asset solutions (i.e., financial engineering) and due diligence.  The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and restructuring advisory services.

	Three Months Ended
	March 31,	March 31,
	2011	2010
Financial Advisory
Revenue (excluding reimbursables)	$58,597	$57,040
Segment operating income	$9,582	$7,706
Segment operating income margin	16.4%	13.5%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$13,485	$11,778
Segment operating income	$3,222	$2,814
Segment operating income margin	23.9%	23.9%

Investment Banking
Revenue (excluding reimbursables)	$12,964	$20,346
Segment operating income	$—	$5,057
Segment operating income margin	0.0%	24.9%

Total
Revenue (excluding reimbursables)	$85,046	$89,164

Segment operating income	$12,804	$15,577
Net client reimbursable expenses	(45)	(56)
Equity-based compensation associated with Legacy Units and IPO options	(417)	(1,083)
Depreciation and amortization	(2,489)	(2,493)
Acquisition retention expenses	(82)	—
Merger and acquisition costs	(194)	—
Charge from impairment of certain intangible assets	—	(674)
Operating income	$9,577	$11,271

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenue attributable to geographic area is summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
North America	$77,217	$77,071
Europe	6,804	11,208
Asia	1,025	885
Revenue (excluding reimbursables)	$85,046	$89,164

There was no intersegment revenue during the periods presented.  The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses.  Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenue recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In the three months ended March 31, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $3,288 and $3,543 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Distributions for taxes	$44	$59
Other distributions	289	181
	$333	$240

Distributions for taxes and other distributions are further described in Note 3.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units.  A managing director of Vestar Capital Partners serves as independent directors on the Company’s Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Distributions for taxes	$57	$74
Other distributions	402	251
	$459	$325

Distributions for taxes and other distributions are further described in Note 3.

Note 13  -   SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On April 27, 2011, the Company announced that its board of directors had declared a quarterly dividend of $0.08 per share on its outstanding Class A common stock.  The dividend is payable on May 27, 2011 to shareholders of record on May 17, 2011.  Concurrent with the payment of the dividend, the Company will also be distributing $0.08 per unit to holders of New Class A Units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company’s current views with respect to, among other things, future events and financial performance.  The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words.  Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations.  The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved.  Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.  If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements.  These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 and any subsequent filings of our Quarterly Reports on Form 10-Q.  The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the Securities and Exchange Commission.  The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

A summary of the Company’s critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We provide services through three segments:  Financial Advisory, Alternative Asset Advisory and Investment Banking.

Effective January 1, 2011, we renamed our Corporate Finance Consulting segment Alternative Asset Advisory.  This new name more appropriately defines the services offered by this segment.  Concurrent with this change, our Financial Engineering service line was renamed Complex Asset Solutions to more clearly describe the nature of services offered.  In addition, our Alternative Asset Advisory segment previously included services associated with Strategic Value Advisory.  This service line was primarily integrated into Valuation Advisory.  As a result, prior period results have been restated to reflect this change.

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company’s Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).  The IPO, Recapitalization Transactions and the Company’s capital structure are further detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Results of Operations

Three months ended March 31, 2011 versus three months ended March 31, 2010

The results of operations are summarized as follows:

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2011	2010	Change	Change

Revenue	$85,046	$89,164	$(4,118)	(4.6)%
Reimbursable expenses	1,892	2,798	(906)	(32.4)%
Total revenue	86,938	91,962	(5,024)	(5.5)%

Direct client service costs
Compensation and benefits(1)	46,908	48,598	(1,690)	(3.5)%
Other direct client service costs	1,429	1,988	(559)	(28.1)%
Acquisition retention expenses(2)	82	—	82	N/A
Reimbursable expenses	1,937	2,854	(917)	(32.1)%
	50,356	53,440	(3,084)	(5.8)%

Operating expenses
Selling, general and administrative(3)	24,322	24,084	238	1.0%
Depreciation and amortization	2,489	2,493	(4)	(0.2)%
Merger and acquisition costs	194	—	194	N/A
Charge from impairment of certain intangible assets	—	674	(674)	(100.0)%
	27,005	27,251	(246)	(0.9)%

Operating income	9,577	11,271	(1,694)	(15.0)%

Other expense/(income), net
Interest income	(28)	(24)	(4)	16.7%
Interest expense	57	92	(35)	(38.0)%
Other expense	(7)	(15)	8	(53.3)%
	22	53	(31)	(58.5)%

Income before income taxes	9,555	11,218	(1,663)	(14.8)%

Provision for income taxes	3,064	3,650	(586)	(16.1)%

Net income	6,491	7,568	(1,077)	(14.2)%

Less: Net income attributable to noncontrolling interest	2,378	3,295	(917)	(27.8)%

Net income attributable to Duff & Phelps Corporation	$4,113	$4,273	$(160)	(3.7)%

Other financial and operating data

Adjusted EBITDA(4)	$12,759	$15,521	$(2,762)	(17.8)%

Adjusted EBITDA(4) as a percentage of revenues	15.0%	17.4%	(2.4)%	(13.8)%

Adjusted Pro Forma Net Income(4)	$6,077	$7,282	$(1,205)	(16.5)%

Adjusted Pro Forma Net Income per fully exchanged,
fully diluted share outstanding(4)	$0.16	$0.19	$(0.03)	(15.8)%

End of period managing directors	159	158	1	0.6%

End of period client service professionals	788	830	(42)	(5.1)%

(1)	Compensation and benefits include $4,935 and $3,717 of equity-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

(2)	Acquisition retention expenses include $82 of equity-based compensation expense for the three months ended March 31, 2011.

(3)	Selling, general and administrative expenses include $1,523 and $1,453 of equity-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net income attributable to Duff & Phelps Corporation	$4,113	$4,273
Net income attributable to noncontrolling interest	2,378	3,295
Provision for income taxes	3,064	3,650
Other expense/(income), net	22	53
Depreciation and amortization	2,489	2,493
Equity-based compensation associated with Legacy Units and IPO Options	417	1,083
Acquisition retention expenses	82	—
Merger and acquisition costs	194	—
Charge from impairment of certain intangible assets	—	674
Adjusted EBITDA	$12,759	$15,521

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) merger and acquisition costs, and less (g) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments).  Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company’s ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	March 31,	March 31,
	2011	2010
Net income attributable to Duff & Phelps Corporation	$4,113	$4,273
Net income attributable to noncontrolling interest(a)	2,378	3,295
Equity-based compensation associated with Legacy Units and IPO Options(b)	417	1,083
Acquisition retention expenses(c)	82
Merger and acquisition costs(d)	194	—
Adjustment to provision for income taxes(e)	(1,107)	(1,369)

Adjusted Pro Forma Net Income, as defined	$6,077	$7,282

Fully diluted weighted average shares of Class A common stock	27,615	25,780
Weighted average New Class A Units outstanding	11,130	12,966
Pro forma fully exchanged, fully diluted shares outstanding(f)	38,745	38,746

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.16	$0.19

(a)
Represents elimination of the noncontrolling interest associated with the ownership by existing unitholders of D&P Acquisitions (excluding D&P Corporation), as if such unitholders had fully exchanged their partnership units and Class B common stock of the Company for shares of Class A common stock of the Company.

(b)	Represents elimination of equity-based compensation associated with Legacy Units and IPO Options.
(c)
Represents elimination of acquisition retention expenses which resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of one of our acquisitions.

(d)	Represents elimination of merger and acquisitions costs.
(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.7% and 40.8% for the three months ended March 31, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction.  Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

(f)
Based on the weighted-average number of aggregated Class A and Class B shares of common stock outstanding, excluding Ongoing RSAs, and the dilutive effect of Ongoing RSAs.  The Company believes that IPO Options would not be considered dilutive when applying the treasury method.

Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Net Income per share are non-GAAP financial measures which are not prepared in accordance with, and should not be considered alternatives to measurements required by GAAP, such as operating income, net income or loss, net income or loss per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP.  The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures.  In addition, it should be noted that companies calculate Adjusted EBITDA and Adjusted Pro Forma Net Income differently and, therefore, Adjusted EBITDA and Adjusted Pro Forma Net Income as presented for us may not be comparable to Adjusted EBITDA and Adjusted Pro Forma Net Income reported by other companies.

Revenue

Revenue excluding reimbursable expenses decreased $4,118 or 4.6% to $85,046 for the three months ended March 31, 2011, compared to $89,164 for the three months ended March 31, 2010.  The decrease in revenue primarily resulted from a decrease in revenue from our Investment Banking segment, partially offset by an increase in revenue from our Alternative Asset Advisory and Financial Advisory segments, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2011	2010	Change	Change
Financial Advisory
Valuation Advisory	$37,614	$38,178	$(564)	(1.5)%
Tax Services	7,547	9,447	(1,900)	(20.1)%
Dispute & Legal Management Consulting(1)	13,436	9,415	4,021	42.7%
	58,597	57,040	1,557	2.7%

Alternative Asset Advisory
Portfolio Valuation	6,519	5,482	1,037	18.9%
Complex Asset Solutions(2)	5,321	4,126	1,195	29.0%
Due Diligence	1,645	2,170	(525)	(24.2)%
	13,485	11,778	1,707	14.5%

Investment Banking
M&A Advisory	1,450	3,682	(2,232)	(60.6)%
Transaction Opinions	8,231	6,823	1,408	20.6%
Global Restructuring Advisory	3,283	9,841	(6,558)	(66.6)%
	12,964	20,346	(7,382)	(36.3)%

Total Revenue (excluding reimbursables)	$85,046	$89,164	$(4,118)	(4.6)%

(1)
For the three months ended March 31, 2011, Dispute & Legal Management Consulting includes approximately $3,400 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.

(2)	For the three months ended March 31, 2011, Complex Asset Solutions includes revenue from our acquisition of the U.S. advisory business of Dynamic Capital Partners effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenue from Dispute & Legal Management Consulting, partially offset by a decrease in revenue from Tax Services and Valuation Advisory.  Dispute & Legal Management Consulting benefited from approximately $3,400 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.  The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $5,500 of revenue from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory).  This engagement wound down during the first half of 2010.  Dispute & Legal Management Consulting overcame the loss of revenue from this engagement as a result of higher utilization from increased demand.

The decrease in revenue from Tax Services primarily resulted from (i) a smaller contribution from property tax contingent fees and (ii) the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008).

Although revenue from Valuation Advisory decreased modestly over the corresponding prior year quarter, we saw an increase in revenue from this business domestically, primarily driven by demand for purchase price allocations and a higher volume of real estate valuation work, partially offset by a reduction of fresh-start accounting for companies emerging from bankruptcy due to the improvement in the overall economic environment.

Our Alternative Asset Advisory segment benefited from higher revenue from services associated with Portfolio Valuation and Complex Asset Solutions, partially offset by lower revenue from services associated with Due Diligence.  Portfolio Valuation primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work.  In addition, Complex Asset Solutions benefited from revenue associated with our acquisition of the U.S. advisory business of Dynamic Capital Partners effective December 15, 2010.

The decrease in revenue in our Investment Banking segment resulted from lower revenue from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenue from Transaction Opinions.   The decrease in revenue from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees.  The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets.  Transaction Opinions primarily benefited from an increase in revenue from a higher value of fees earned during the period.

Our client service headcount increased to 788 client service professionals at March 31, 2011, compared to 785 client service professionals at December 31, 2010.  In addition, we had 159 client service managing directors at March 31, 2011, compared to 157 at December 31, 2010.

Direct Client Service Costs

Direct client service costs decreased $3,084 or 5.8% to $50,356 for the three months ended March 31, 2011, compared to $53,440 for the three months ended March 31, 2010.  Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue (excluding reimbursables)	$85,046	$89,164

Total direct client service costs	$50,356	$53,440
Less: equity-based compensation associated with Legacy Units and IPO Options	(233)	(598)
Less: acquisition retention expenses	(82)	—
Less: reimbursable expenses	(1,937)	(2,854)
Direct client service costs, as adjusted	$48,104	$49,988

Direct client service costs, as adjusted, as a percentage of revenue	56.6%	56.1%

Direct client service costs, as adjusted, decreased between periods.  Lower compensation and accrued incentive compensation were partially offset by higher equity-based compensation from grants of Ongoing RSAs.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses decreased $246 or 0.9% to $27,005 for the three months ended March 31, 2011, compared to $27,251 for the three months ended March 31, 2010.  The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, merger and acquisition costs and a charge to impair certain intangible assets:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue (excluding reimbursables)	$85,046	$89,164

Total operating expenses	$27,005	$27,251
Less: equity-based compensation associated with Legacy Units and IPO Options	(184)	(485)
Less: depreciation and amortization	(2,489)	(2,493)
Less: merger and acquisition costs	(194)	—
Less: charge to impair certain intangible assets	—	(674)
Operating expenses, as adjusted	$24,138	$23,599

Operating expenses, as adjusted, as a percentage of revenue	28.4%	26.5%

Operating expenses, as adjusted, increased between periods primarily from higher equity-based compensation from grants of Ongoing RSAs and higher occupancy costs, partially offset by lower accrued incentive compensation.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods.

Provision for Income Taxes

The provision for income taxes was $3,064 or 32.1% of income before income taxes for the three months ended March 31, 2011, compared to $3,650 or 32.5% of income before income taxes for the three months ended March 31, 2010.  The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company’s earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  This interest totaled 26.4% and 32.0% for the three months ended March 31, 2011 and 2010, respectively.

Segment Results – Three months ended March 31, 2011 versus three months ended March 31, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2011	2010	Change	Change
Financial Advisory
Revenue (excluding reimbursables)	$58,597	$57,040	$1,557	2.7%
Segment operating income	$9,582	$7,706	$1,876	24.3%
Segment operating income margin	16.4%	13.5%	2.9%	21.5%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$13,485	$11,778	$1,707	14.5%
Segment operating income	$3,222	$2,814	$408	14.5%
Segment operating income margin	23.9%	23.9%	0.0%	0.0%

Investment Banking
Revenue (excluding reimbursables)	$12,964	$20,346	$(7,382)	(36.3)%
Segment operating income	$—	$5,057	$(5,057)	(100.0)%
Segment operating income margin	0.0%	24.9%	(24.9)%	(100.0)%

Total
Revenue (excluding reimbursables)	$85,046	$89,164

Segment operating income	$12,804	$15,577
Net client reimbursable expenses	(45)	(56)
Equity-based compensation from
Legacy Units and IPO Options	(417)	(1,083)
Depreciation and amortization	(2,489)	(2,493)
Acquisition retention expenses	(82)	—
Merger and acquisition costs	(194)	—
Charge from impairment of certain intangible assets	—	(674)
Operating income	$9,577	$11,271

______________________________________________________________

Average Client Service Professionals
Financial Advisory	574	640	(66)	(10.3)%
Alternative Asset Advisory	87	92	(5)	(5.4)%
Investment Banking	129	131	(2)	(1.5)%
Total	790	863	(73)	(8.5)%

End of Period Client Service Professionals
Financial Advisory	571	614	(43)	(7.0)%
Alternative Asset Advisory	90	88	2	2.3%
Investment Banking	127	128	(1)	(0.8)%
Total	788	830	(42)	(5.1)%

Revenue per Client Service Professional
Financial Advisory	$102	$89	$13	14.6%
Alternative Asset Advisory	$155	$128	$27	21.1%
Investment Banking	$100	$155	$(55)	(35.5)%
Total	$108	$103	$5	4.9%

Results of Operations by Segment – Continued

	Three Months Ended
	March 31,	March 31,	Unit	Percent
	2011	2010	Change	Change
Utilization(1)
Financial Advisory	75.0%	64.6%	10.4%	16.1%
Alternative Asset Advisory	62.0%	60.1%	1.9%	3.2%

Rate-Per-Hour(2)
Financial Advisory	$315	$329	$(14)	(4.3)%
Alternative Asset Advisory	$529	$517	$12	2.3%

______________________________________________________________

Revenue (excluding reimbursables)
Financial Advisory	$58,597	$57,040	$1,557	2.7%
Alternative Asset Advisory	13,485	11,778	1,707	14.5%
Investment Banking	12,964	20,346	(7,382)	(36.3)%
Total	$85,046	$89,164	$(4,118)	(4.6)%

Average Number of Managing Directors
Financial Advisory	94	98	(4)	(4.1)%
Alternative Asset Advisory	26	25	1	4.0%
Investment Banking	39	40	(1)	(2.5)%
Total	159	163	(4)	(2.5)%

End of Period Managing Directors
Financial Advisory	94	94	—	0.0%
Alternative Asset Advisory	26	25	1	4.0%
Investment Banking	39	39	—	0.0%
Total	159	158	1	0.6%

Revenue per Managing Director
Financial Advisory	$623	$582	$41	7.0%
Alternative Asset Advisory	$519	$471	$48	10.2%
Investment Banking	$332	$509	$(177)	(34.8)%
Total	$535	$547	$(12)	(2.2)%

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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses.  Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member.  As a result, revenue recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement.  In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $3,288 and $3,543 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended March 31, 2011 and 2010, respectively.

Financial Advisory

Revenue

Revenue from the Financial Advisory segment increased $1,557 or 2.7% to $58,597 for the three months ended March 31, 2011, compared to $57,040 for the three months ended March 31, 2010, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2011	2010	Change	Change
Financial Advisory
Valuation Advisory	$37,614	$38,178	$(564)	(1.5)%
Tax Services	7,547	9,447	(1,900)	(20.1)%
Dispute & Legal Management Consulting(1)	13,436	9,415	4,021	42.7%
	$58,597	$57,040	$1,557	2.7%

(1)
For the three months ended March 31, 2011, Dispute & Legal Management Consulting includes approximately $3,400 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenue from Dispute & Legal Management Consulting, partially offset by a decrease in revenue from Tax Services and Valuation Advisory.  Dispute & Legal Management Consulting benefited from approximately $3,400 of revenue from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.  The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $5,500 of revenue from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory).  This engagement wound down during the first half of 2010.  Dispute & Legal Management Consulting overcame the loss of revenue from this engagement as a result of higher utilization from increased demand.

The decrease in revenue from Tax Services primarily resulted from (i) a smaller contribution from property tax contingent fees and (ii) the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008).

Although revenue from Valuation Advisory decreased modestly over the corresponding prior year quarter, we saw an increase in revenue from this business domestically, primarily driven by demand for purchase price allocations and a higher volume of real estate valuation work, partially offset by a reduction of fresh-start accounting for companies emerging from bankruptcy due to the improvement in the overall economic environment.

Segment Operating Income

Financial Advisory segment operating income increased $1,876 or 24.3% to $9,582 for the three months ended March 31, 2011, compared to $7,706 for the three months ended March 31, 2010.  Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.4% for the three months ended March 31, 2011, compared to 13.5% for the three months ended March 31, 2010.  Segment operating income increased primarily as a result of higher revenue.

Alternative Asset Advisory

Revenue

Revenue from the Alternative Asset Advisory segment increased $1,707 or 14.5% to $13,485 for the three months ended March 31, 2011, compared to $11,778 for the three months ended March 31, 2010, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2011	2010	Change	Change
Alternative Asset Advisory
Portfolio Valuation	$6,519	$5,482	$1,037	18.9%
Complex Asset Solutions(1)	5,321	4,126	1,195	29.0%
Due Diligence	1,645	2,170	(525)	(24.2)%
	$13,485	$11,778	$1,707	14.5%

(1)	For the three months ended March 31, 2011, Complex Asset Solutions includes revenue from our acquisition of the U.S. advisory business of Dynamic Capital Partners effective December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenue from services associated with Portfolio Valuation and Complex Asset Solutions, partially offset by lower revenue from services associated with Due Diligence.  Portfolio Valuation primarily benefited from a higher effective rate-per-hour and increase in incremental valuation work.  In addition, Complex Asset Solutions benefited from revenue associated with our acquisition of the U.S. advisory business of Dynamic Capital Partners effective December 15, 2010.

Segment Operating Income

Operating income from the Alternative Asset Advisory segment increased $408 or 14.5% to $3,222 for the three months ended March 31, 2011, compared to $2,814 for the three months ended March 31, 2010.  Segment operating income margin was 23.9% for the three months ended March 31, 2011, compared to 23.9% for the three months ended March 31, 2010.  Segment operating income increased primarily as a result of higher revenue, partially offset by lower direct costs.

Investment Banking

Revenue

Revenue from the Investment Banking segment decreased $7,382 or 36.3% to $12,964 for the three months ended March 31, 2011, compared to $20,346 for the three months ended March 31, 2010, as summarized in the following table:

	Three Months Ended
	March 31,	March 31,	Dollar	Percent
	2011	2010	Change	Change
Investment Banking
M&A Advisory	$1,450	$3,682	$(2,232)	(60.6)%
Transaction Opinions	8,231	6,823	1,408	20.6%
Global Restructuring Advisory	3,283	9,841	(6,558)	(66.6)%
	$12,964	$20,346	$(7,382)	(36.3)%

The decrease in revenue in our Investment Banking segment resulted from lower revenue from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenue from Transaction Opinions.   The decrease in revenue from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees.  The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets.  Transaction Opinions primarily benefited from an increase in revenue from a higher value of fees earned during the period.

Segment Operating Income

Operating income from the Investment Banking segment decreased $5,057 or 100.0% to $0 for the three months ended March 31, 2011, compared to $5,057 for the three months ended March 31, 2010.  Operating income margin was 0% for the three months ended March 31, 2011, compared to 24.9% for the three months ended March 31, 2010.  The decrease in segment operating income primarily resulted from lower revenues, partially offset by a decrease in direct costs.

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

Cash and cash equivalents decreased by $34,899 to $78,429 at March 31, 2011, compared to $113,328 at December 31, 2010.  The decrease in cash primarily resulted from $22,322 used by operating activities, $9,425 used by financing activities and $4,235 used by investing activities.

Operating Activities

During the three months ended March 31, 2011, cash of $22,322 was used by operating activities, compared to $6,493 used in the corresponding prior year period.  The increase of amounts used by operating activities primarily resulted from (i) changes in assets and liabilities either providing or using cash, including net deferred income taxes, accounts receivable and unbilled services and (ii) higher cash bonus payments made in 2011 with respect to the 2010 bonus year, as compared to cash bonus payments made in 2010 with respect to the 2009 bonus year, partially offset by lower bonus accruals in the current year, as compared to the prior year.

Investing Activities

During the three months ended March 31, 2011, cash of $4,235 was used in investing activities, compared to $4,974 used in the corresponding prior year period.  Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for an acquisition related earn-out payment and (iii) purchases of investments related to the Company’s deferred compensation plan and other investments.

Financing Activities

During the three months ended March 31, 2011, cash of $9,425 was used in financing activities, compared to $4,339 used in the corresponding prior year period.  Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock – Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program as well as shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•
Dividends – Cash dividends of $2,492 reflect the payment of quarterly cash dividends of $0.08 per share of our Class A common stock to holders of record as of March 15, 2011.  Cash dividends of $1,403 reflect the payment of quarterly cash dividends of $0.05 per share of our Class A common stock to holders of record as of March 16, 2010.

•	Distributions and other payments to noncontrolling unitholders – Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Distributions for taxes	$266	$608
Other distributions	1,120	735
Payments pursuant to the Tax Receivable Agreement	—	—
	$1,386	$1,343

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

Other distributions
Concurrent with the payment of dividends to shareholders of Class A common stock, holders of New Class A Units receive a corresponding distribution per vested unit.  These amounts will be treated as a reduction in basis of each member’s ownership interests.  Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

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

As of March 31, 2011, the Company recorded a liability of $109,891, representing the payments due to D&P Acquisitions’ unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company’s Condensed Consolidated Balance Sheets).

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

There were no amounts outstanding under the Credit Facility at March 31, 2011 or through the filing date of this Quarterly Report on Form 10-Q.  As of March 31, 2011, the Company had $4,134 of outstanding letters of credit of which $3,685 were issued against the Credit Facility.  These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin.  The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio.  In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio.  Based on the Company’s consolidated leverage ratio at March 31, 2011, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets.  In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter.  The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods.  Management believes that the Company was in compliance with all of its covenants as of March 31, 2011.  The Credit Agreement permits dividend payments or other distributions in the Company’s common stock or other equity interests subject to certain limitations.

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

Market risks at March 31, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no material changes in the Company’s risk factors since those published in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company’s Class A common stock during the quarter ended March 31, 2011:

				Approximate
			Total	Dollar
			Number of	Value of
			Shares	Shares that
	Total		Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Class A Common Stock	Purchased	Per Share	Program	Program

January 1 through Janaury 31, 2011	1	$16.86	—	$43,892
February 1 through February 28, 2011	26	16.52	—	43,892
March 1 through March 31, 2011	346	15.54	75	42,759
Total	373	$15.61	75

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

In March 2011, 77 New Class A Units were exchanged for 77 shares of Class A common stock and 77 shares of Class B common stock were cancelled.  We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.  We received no other consideration in connection with these exchanges.  There were no notices to exchange received by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners with respect to the exchange that occurred in March 2011.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

10.1	Form of Performance-Vesting Restricted Stock Award Agreement under the Duff & Phelps Amended and Restated 2007 Omnibus Stock Incentive Plan.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION
(Registrant)
Date:  April 27, 2011

/s/ Patrick M. Puzzuoli

PATRICK M. PUZZUOLI
Chief Financial Officer

-  41 -