Form 10-Q
period 2011-06-30
Duff & Phelps Corp
filed 2011-07-28
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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
(Zip code)

(212) 871-2000
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 31,631,669 as of July 15, 2011. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 10,817,931 as of July 15, 2011.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$87,886	$88,742	$172,932	$177,906
Reimbursable expenses	3,074	1,962	4,966	4,760
Total revenues	90,960	90,704	177,898	182,666

Direct client service costs
Compensation and benefits (includes $4,130 and $4,215 of equity-based compensation for the three months ended June 30, 2011 and 2010, respectively, and $9,065 and $7,932 for the six months ended June 30, 2011 and 2010, respectively)	49,059	50,415	95,967	99,013
Other direct client service costs	1,480	1,881	2,909	3,869
Acquisition retention expenses (includes $297 and $379 of equity-based compensation for the three and six months ended June 30, 2011)	297	—	379	—
Reimbursable expenses	3,132	2,039	5,069	4,893
	53,968	54,335	104,324	107,775
Operating expenses
Selling, general and administrative (includes $769 and $2,005 of equity- based compensation for the three months ended June 30, 2011 and 2010, respectively, and $2,292 and $3,458 for the six months ended June 30, 2011 and 2010, respectively)	24,982	26,304	49,304	50,388
Depreciation and amortization	2,567	2,350	5,056	4,843
Restructuring charges (Note 10)	904	—	904	—
Merger and acquisition costs	272	321	466	321
Charge from impairment of certain intangible assets	—	—	—	674
	28,725	28,975	55,730	56,226

Operating income	8,267	7,394	17,844	18,665

Other expense/(income), net
Interest income	(27)	(53)	(55)	(77)
Interest expense	91	76	148	168
Other expense/(income)	—	247	(7)	232
	64	270	86	323

Income before income taxes	8,203	7,124	17,758	18,342
Provision for income taxes	2,556	2,506	5,620	6,156
Net income	5,647	4,618	12,138	12,186
Less: Net income attributable to noncontrolling interest	2,223	2,111	4,601	5,406
Net income attributable to Duff & Phelps Corporation	$3,424	$2,507	$7,537	$6,780

Weighted average shares of Class A common stock outstanding
Basic	27,296	25,058	27,104	25,022
Diluted	28,067	25,754	28,095	25,903

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.12	$0.10	$0.27	$0.26
Diluted	$0.12	$0.09	$0.26	$0.25

Cash dividends declared per common share	$0.08	$0.06	$0.16	$0.11
See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$69,475	$113,328
Accounts receivable (net of allowance for doubtful accounts of $1,750 and $1,347 at June 30, 2011 and December 31, 2010, respectively)	60,243	60,358
Unbilled services	41,418	23,101
Prepaid expenses and other current assets	11,634	7,479
Net deferred income taxes, current	485	2,555
Total current assets	183,255	206,821

Property and equipment (net of accumulated depreciation of $29,511 and $26,375 at June 30, 2011 and December 31, 2010, respectively)	31,071	29,250
Goodwill	147,150	139,170
Intangible assets (net of accumulated amortization of $22,705 and $20,656 at June 30, 2011 and December 31, 2010, respectively)	30,786	30,407
Other assets	4,453	2,638
Investments related to deferred compensation plan (Note 9)	25,124	23,151
Net deferred income taxes, non-current	114,464	116,789
Total non-current assets	353,048	341,405
Total assets	$536,303	$548,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,866	$2,397
Accrued expenses	8,208	11,254
Accrued compensation and benefits	12,746	39,875
Liability related to deferred compensation plan, current portion (Note 9)	540	1,314
Deferred revenues	3,949	2,427
Other current liabilities	—	430
Due to noncontrolling unitholders, current portion	5,640	5,640
Total current liabilities	33,949	63,337

Liability related to deferred compensation plan, less current portion (Note 9)	24,986	21,764
Other long-term liabilities	18,720	16,676
Due to noncontrolling unitholders, less current portion	105,638	103,885
Total non-current liabilities	149,344	142,325
Total liabilities	183,293	205,662

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 31,648 and 30,166 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	316	302
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 10,818 and 11,151 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	1	1
Additional paid-in capital	240,782	232,644
Accumulated other comprehensive income	3,049	1,400
Retained earnings	19,491	16,923
Total stockholders' equity of Duff & Phelps Corporation	263,639	251,270
Noncontrolling interest	89,371	91,294
Total stockholders' equity	353,010	342,564
Total liabilities and stockholders' equity	$536,303	$548,226

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income	$12,138	$12,186
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	5,056	4,843
Equity-based compensation	11,736	11,390
Bad debt expense	1,347	809
Net deferred income taxes	6,151	5,364
Other	359	801
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(1,148)	5,316
Unbilled services	(18,317)	(4,823)
Prepaid expenses and other current assets	(285)	(1,699)
Other assets	(381)	728
Accounts payable and accrued expenses	(7,312)	(6,901)
Accrued compensation and benefits	(22,674)	(18,704)
Deferred revenues	1,520	(121)
Other liabilities	83	(27)
Net cash provided by/(used in) operating activities	(11,727)	9,162

Cash flows from investing activities:
Purchase of property and equipment	(4,012)	(3,561)
Business acquisitions, net of cash acquired	(5,891)	(11,807)
Purchase of investments	(3,250)	(2,975)
Net cash used in investing activities	(13,153)	(18,343)

Cash flows from financing activities:
Repurchases of Class A common stock	(13,649)	(8,177)
Dividends	(5,012)	(3,141)
Distributions and other payments to noncontrolling unitholders	(2,378)	(2,135)
Proceeds from exercises of IPO Options	267	82
Increase in restricted cash	—	(3,156)
Other	—	(3)
Net cash used in financing activities	(20,772)	(16,530)

Effect of exchange rate on cash and cash equivalents	1,799	(2,369)

Net decrease in cash and cash equivalents	(43,853)	(28,080)
Cash and cash equivalents at beginning of period	113,328	107,311
Cash and cash equivalents at end of period	$69,475	$79,231

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

Comprehensive income
Net income for the six months ended June 30, 2011	12,138	$12,138	—	—	—	—	—	—	7,537	4,601
Currency translation adjustment	2,252	2,252	—	—	—	—	—	1,709	—	543
Amortization of post-retirement benefits, net of tax	(79)	(79)	—	—	—	—	—	(60)	—	(19)
Total comprehensive income	14,311	$14,311	—	—	—	—	—	1,649	7,537	5,125

Issuance of Class A common stock for acquisitions	2,925		224	2	—	—	2,174	—	—	749
Exchange of New Class A Units	(1)		332	3	(332)	—	(4)	—	—	—
Net issuance of restricted stock awards	(4,696)		1,674	17	—	—	(3,477)	—	—	(1,236)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	373		—	—	—	—	373	—	—	—
Issuance for exercises of IPO Options	113		7	—	—	—	83	—	—	30
Forfeitures	(1)		(130)	(1)	(1)	—	—	—	—	—
Equity-based compensation	12,091		—	—	—	—	8,970	—	—	3,121
Income tax windfall/(shortfall) on equity-based compensation	911		—	—	—	—	911	—	—	—
Distributions to noncontrolling unitholders	(2,101)		—	—	—	—	(1,551)	—	—	(550)
Change in ownership interests between periods	—		—	—	—	—	6,888	—	—	(6,888)
Deferred tax asset effective tax rate conversion	426		—	—	—	—	390	—	—	36
Repurchases of Class A common stock pursuant to publicly announced program	(8,936)		(625)	(7)	—	—	(6,619)	—	—	(2,310)
Dividends on Class A common stock	(4,969)		—	—	—	—	—	—	(4,969)	—
Balance as of June 30, 2011	$353,010		31,648	$316	10,818	$1	$240,782	$3,049	$19,491	$89,371

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income/(Loss)	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the six months ended June 30, 2010	12,186	$12,186	—	—	—	—	—	—	6,780	5,406
Currency translation adjustment	(3,083)	(3,083)	—	—	—	—	—	(2,106)	—	(977)
Amortization of post-retirement benefits	27	27	—	—	—	—	—	18	—	9
Total comprehensive income	9,130	$9,130	—	—	—	—	—	(2,088)	6,780	4,438

Sale of Class A common stock	(3)		—	—	—	—	(3)	—	—	—
Issuance of Class A common stock for acquisitions	1,204		93	1	—	—	827	—	—	376
Exchange of New Class A Units	—		43	—	(43)	—	—	—	—	—
Net issuance of restricted stock awards	(2,483)		1,336	14	—	—	(1,713)	—	—	(784)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	61		—	—	—	—	61	—	—	—
Issuance for exercise of IPO Options	66		4	—	—	—	45	—	—	21
Forfeitures	(2)		(174)	(2)	(22)	—	—	—	—	—
Equity-based compensation	11,928		—	—	—	—	8,169	—	—	3,759
Income tax benefit on equity-based compensation	72		—	—	—	—	72	—	—	—
Distributions to noncontrolling unitholders	(2,135)		—	—	—	—	(1,462)	—	—	(673)
Change in ownership interests between periods	—		—	—	—	—	4,103	—	—	(4,103)
Deferred tax asset effective tax rate conversion	(147)		—	—	—	—	253	—	—	(400)
Repurchases of Class A common stock pursuant to publicly announced program	(5,302)		(384)	(4)	—	—	(3,641)	—	—	(1,657)
Dividends on Class A common stock	(3,108)		—	—	—	—	—	—	(3,108)	—
Balance as of June 30, 2010	$323,038		28,208	$282	12,909	$1	$213,921	$(1,395)	$10,381	$99,848

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.	DESCRIPTION OF BUSINESS

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. Its mission is to help its clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation. The Company believes that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner. The Company serves a global client base through offices in 24 cities, comprised of offices in 17 U.S. cities, including New York, Chicago, Houston and Los Angeles, and seven international offices located in Amsterdam, London, Munich, Paris, Shanghai, Tokyo and Toronto.

Note 2.	BASIS OF PRESENTATION

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

The balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Accounting Pronouncements

Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition-Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. The adoption of ASU 2009-13 did not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820). This update is the result of the work by the FASB and the International Accounting Standards Board ("IASB") to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRSs"). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update become effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220). This update revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income ("OCI"). The ASU does not change the items that must be reported in OCI. The FASB's issuance of ASU 2011-05 represents another step toward its goal of convergence with IFRSs. The amendments in this update should be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 3.	NONCONTROLLING INTEREST

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 74.5% at June 30, 2011. The noncontrolling unitholders' interest in D&P Acquisitions totaled 25.5% at June 30, 2011.

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

	Duff & Phelps Corporation	Non- controlling Unitholders	Total
As of December 31, 2010	30,166	11,151	41,317
Issuance of Class A common stock for acquisitions	224	—	224
Exchange to Class A common stock	332	(332)	—
Net issuance of restricted stock awards	1,674	—	1,674
Issuance for exercises of IPO Options	7	—	7
Repurchases of Class A common stock pursuant to publicly announced program	(625)	—	(625)
Forfeitures	(130)	(1)	(131)
As of June 30, 2011	31,648	10,818	42,466

Percent of total
December 31, 2010	73.0%	27.0%	100%
June 30, 2011	74.5%	25.5%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income before income taxes	$8,203	$7,124	$17,758	$18,342
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	214	(410)	(346)	(1,330)
Income before income taxes, as adjusted	8,417	6,714	17,412	17,012
Ownership percentage of noncontrolling interest(d)	26.4%	31.4%	26.4%	31.8%
Net income attributable to noncontrolling interest	2,223	2,111	4,601	5,406
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	6,194	4,603	12,811	11,606
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,770)	(2,096)	(5,274)	(4,826)
Net income attributable to Duff & Phelps Corporation	$3,424	$2,507	$7,537	$6,780

_________________________________

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $2,556 and $2,506 for the three months ended June 30, 2011 and 2010, respectively, and $5,620 and $6,156 for the six months ended June 30, 2011 and 2010, respectively.

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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Six Months Ended
	June 30, 2011	June 30, 2010
Distributions for taxes	$416	$708
Other distributions	1,962	1,427
Payments pursuant to the Tax Receivable Agreement	—	—
	$2,378	$2,135

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions. As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions. The tax distribution rate has been set at 45% of each member's allocable share of taxable income of D&P Acquisitions. D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company. The Company expects cash will be available to make these distributions. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions
Concurrent with the payment of dividends to shareholders of Class A common stock, holders of New Class A Units receive a corresponding distribution per vested unit. These amounts will be treated as a reduction in basis of each member's ownership interests. Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

Payments pursuant to the Tax Receivable Agreement
As a result of the Company's acquisition of New Class A Units of D&P Acquisitions, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company's taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company's acquisition of New Class A Units of D&P Acquisitions, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the exchange agreement) will be adjusted based upon the amount that the Company has paid for that portion of its New Class A Units of D&P Acquisitions.

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

As of June 30, 2011, the Company recorded a liability of $111,278, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,640 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

To determine the current amount of the payments due to D&P Acquisitions' unitholders under the TRA, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year. Next, the Company estimated the amount of the specified TRA deductions at year end. This was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months. These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the TRA are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company's net income.  In general, items of income and expense are allocated on the basis of member's ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 4.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards and units, performance-vesting restricted stock awards and units, and New Class A Units and Class B common stock that are exchangeable into the Company's Class A common stock.

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

The Company's restricted stock awards are considered participating securities as they receive nonforfeitable dividends at the same rate as the Company's Class A common stock. The computation of basic and diluted net income per share is reduced for a presumed hypothetical distribution of earnings to the holders of the Company's unvested restricted stock. Accordingly, the effect of the allocation reduces earnings available for common stockholders.

The Company's performance-vesting restricted stock awards are not considered participating securities as the related dividends are forfeitable to the extent the performance conditions are not met.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$3,424	$2,507	$7,537	$6,780
Earnings allocated to participating securities	(115)	(97)	(311)	(393)
Earnings available for common stockholders	$3,309	$2,410	$7,226	$6,387

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	27,296	25,058	27,104	25,022

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	27,296	25,058	27,104	25,022
Add dilutive effect of the following:
Restricted stock awards and units	771	696	991	881
Dilutive weighted average shares of Class A common stock	28,067	25,754	28,095	25,903

Basic income per share of Class A common stock	$0.12	$0.10	$0.27	$0.26

Diluted income per share of Class A common stock	$0.12	$0.09	$0.26	$0.25

Anti-dilution is the result of (i) the allocation of income or loss associated with the exchange of New Class A Units for Class A common stock and (ii) outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Weighted average New Class A Units outstanding	10,947	12,927	11,038	12,947
Weighted average IPO Options outstanding	1,642	1,771	1,646	1,791

The potential dilutive effect of the Company's performance-vesting restricted stock awards and units were excluded from the calculation as the performance conditions had not been met as of the period ended June 30, 2011.

In addition, shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock have not been presented.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.    EQUITY-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in the Company's equity-based compensation accounting policies and assumptions from those that were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Equity-based compensation with respect to (a) grants of Legacy Units, (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$(195)	$57	$(138)	$298	$587	$885
IPO Options	140	54	194	338	271	609
Ongoing RSAs	4,482	658	5,140	3,579	1,147	4,726
Total	$4,427	$769	$5,196	$4,215	$2,005	$6,220

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$(100)	$187	$87	$563	$919	$1,482
IPO Options	278	108	386	671	424	1,095
Ongoing RSAs	9,266	1,997	11,263	6,698	2,115	8,813
Total	$9,444	$2,292	$11,736	$7,932	$3,458	$11,390

Legacy Units

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the six months ended June 30, 2011:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2010	1,530
Redeemed or exchanged	(332)
Forfeited	(1)
Balance as of June 30, 2011	1,197

Vested	1,090
Unvested	107

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

IPO Options

The following table summarizes option activity during the six months ended June 30, 2011:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	1,661	$7.33
Exercised	(7)	7.33
Forfeited	(19)	7.33
Balance as of June 30, 2011	1,635	$7.33

Vested	1,251
Unvested	384

Weighted average exercise price	$16.00
Weighted average remaining contractual term	6.25
Total intrinsic value of exercised options	$9
Total fair value of vested options	$9,166
Aggregate intrinsic value of outstanding options	$—
Options expected to vest	1,620
Aggregate intrinsic value of options expected to vest	$—

Restricted Stock

Restricted stock awards and restricted stock units are granted as a form of incentive compensation and are accounted for similarly.  Corresponding expense is recognized based on the fair market value of the Company's Class A common stock on the date of grant over the service period.  Restricted stock units are generally contingent on continued employment and are converted to common stock when restrictions on transfer lapse after three years.

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

During the six months ended June 30, 2011, the Company issued 2,004 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 2,004 Ongoing RSAs granted, 205 awards are performance-vesting restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 2,004 Ongoing RSAs granted, 140 restricted stock awards and 130 performance-vesting restricted stock awards were granted to executives on March 2, 2011 and March 11, 2011, respectively. For grants made to executives, the restrictions on transfer and forfeiture provisions on 65 of the restricted stock awards are eliminated annually over three years based on ratable vesting and the restrictions on 75 of the restricted stock awards lapse after three years. In addition, 30 awards were granted to members of the board of directors on May 12, 2011. The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	3,432	$15.13	303	$15.03
Granted	1,704	15.20	95	15.71
Converted to Class A common stock upon lapse of restrictions	(842)	13.16	(87)	13.02
Forfeited	(130)	16.57	(5)	15.58
Balance as of June 30, 2011	4,164	$15.51	306	$15.81

Vested	—		—
Unvested	4,164		306

	Performance- Vesting Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	—	$—	—	$—
Granted	183	7.52	22	7.83
Balance as of June 30, 2011	183	$7.52	22	$7.83

Vested	—		—
Unvested	183		22

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 2% and 21% as of June 30, 2011 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $35,673 at June 30, 2011. A tax benefit of $5,069 and $1,074 was recognized for the stock options issued in conjunction with the IPO and Ongoing RSAs for the six months ended June 30, 2011 and 2010, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.	FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan(1)	$—	$25,124	$—	$25,124
Total assets	$—	$25,124	$—	$25,124

Benefits payable in conjunction with deferred compensation plan	$—	$25,526	$—	$25,526
Total liabilities	$—	$25,526	$—	$25,526
_____________________
(1)     Investments held in conjunction with the deferred compensation plan exclude approximately $250 which is included in "Cash and cash equivalents" on the Company's Condensed Consolidated Balance Sheet at June 30, 2011.

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,151	$—	$23,151
Total assets	$—	$23,151	$—	$23,151

Benefits payable in conjunction with deferred compensation plan	$—	$23,078	$—	$23,078
Total liabilities	$—	$23,078	$—	$23,078

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 7.	LONG-TERM DEBT

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

There were no amounts outstanding under the Credit Facility at June 30, 2011 or through the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2011, the Company had $4,440 of outstanding letters of credit of which $3,981 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at June 30, 2011, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of June 30, 2011. The Credit Agreement permits dividend payments or other distributions in the Company's common stock or other equity interests subject to certain limitations.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.	INCOME TAXES

The Company's effective tax rate is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Provision for income taxes	$2,556	$2,506	$5,620	$6,156
Effective income tax rate	31.2%	35.2%	31.6%	33.6%

The tax provision for the current year period is based on our estimate of the Company's annualized income tax rate. The effective tax rate is calculated by dividing the provision for income taxes by income before income taxes.

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax.  Accordingly, a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain compensation related expenses that are not deductible for tax purposes.

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2010	$535
Additional based on tax positions related to the current year	54
Additional based on tax positions related to prior years	13
Balance as of June 30, 2011	$602

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.	DEFERRED COMPENSATION PLAN

The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees. This plan is detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in current and non-current portion of the liability related to the deferred compensation plan on the Condensed Consolidated Balance Sheets. Changes in the fair value of the investments are recognized as compensation expense (or credit). Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit). The net impact of changes in fair value is not material.

Note 10.	RESTRUCTURING CHARGES

During the three months ended June 30, 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company currently anticipates that it will incur a pre-tax restructuring charge of approximately $3,500 to $4,500 for these identified initiatives and expects them to be completed by December 31, 2011. The portion of the anticipated charge related to office consolidations was estimated based on the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions.

During the three months ended June 30, 2011, actual charges incurred related to this plan were $904 from the exiting of office space due to excess capacity. The charge is primarily comprised of the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreement, partially offset by future sublease income. This restructuring reserve balance is summarized as follows:

Balance as of December 31, 2010	$—
Restructuring charges	904
Adjustment to deferred rent	258
Adjustments against reserve	(237)
Balance as of June 30, 2011	$925

Note 11.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 12.	SEGMENT INFORMATION

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

The Financial Advisory segment provides services associated with valuation advisory, tax, and dispute and legal management consulting. The Alternative Asset Advisory segment provides services related to portfolio valuation, complex asset solutions and due diligence. The Investment Banking segment provides merger and acquisition advisory services, transaction opinions and restructuring advisory services.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Financial Advisory
Revenues (excluding reimbursables)	$60,737	$57,117	$119,334	$114,157
Segment operating income	$9,787	$7,931	$19,369	$15,637
Segment operating income margin	16.1%	13.9%	16.2%	13.7%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$14,415	$10,436	$27,900	$22,214
Segment operating income	$3,302	$1,695	$6,524	$4,509
Segment operating income margin	22.9%	16.2%	23.4%	20.3%

Investment Banking
Revenues (excluding reimbursables)	$12,734	$21,189	$25,698	$41,535
Segment operating income/(loss)	$(668)	$5,050	$(668)	$10,107
Segment operating income/(loss) margin	(5.2)%	23.8%	(2.6)%	24.3%

Totals
Revenues (excluding reimbursables)	$87,886	$88,742	$172,932	$177,906

Segment operating income	$12,421	$14,676	$25,225	$30,253
Net client reimbursable expenses	(58)	(77)	(103)	(133)
Equity-based compensation associated with Legacy Units and IPO Options	(56)	(1,494)	(473)	(2,577)
Depreciation and amortization	(2,567)	(2,350)	(5,056)	(4,843)
Acquisition retention expenses	(297)	—	(379)	—
Restructuring charges	(904)	—	(904)	—
Merger and acquisition costs	(272)	(321)	(466)	(321)
Charge from realignment of senior management	—	(3,040)	—	(3,040)
Charge from impairment of certain intangible assets	—	—	—	(674)
Operating income	$8,267	$7,394	$17,844	$18,665

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues attributable to geographic area is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
North America	$80,887	$78,846	$158,104	$155,917
Europe	5,860	8,875	12,664	20,082
Asia	1,139	1,021	2,164	1,907
Revenues (excluding reimbursables)	$87,886	$88,742	$172,932	$177,906

There was no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the three months ended June 30, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,770 and $1,247 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively. In the six months ended June 30, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $6,058 and $4,192 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 13.	RELATED PARTY TRANSACTIONS

Lovell Minnick Partners

Entities affiliated with Lovell Minnick Partners are holders of Class B common stock and an equivalent number of New Class A Units. Two managing directors of Lovell Minnick Partners serve as independent directors on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010
Distributions for taxes	$49	$59
Other distributions	578	398
	$627	$457

Distributions for taxes and other distributions are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services in which the Company recorded $91 of revenues during the six months ended June 30, 2011.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010
Distributions for taxes	$64	$74
Other distributions	804	552
	$868	$626

Distributions for taxes and other distributions are further described in Note 3.

Note 14.	SUBSEQUENT EVENTS

Declaration of Quarterly Dividend

On July 27, 2011, the Company announced that its board of directors had declared a quarterly dividend of $0.08 per share on its outstanding Class A common stock. The dividend is payable on August 26, 2011 to shareholders of record on August 16, 2011. Concurrent with the payment of the dividend, the Company will also be distributing $0.08 per unit to holders of New Class A Units.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company's current views with respect to, among other things, future events and financial performance. The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2010 and any subsequent filings of our Quarterly Reports on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Critical Accounting Policies and Estimates

Management's discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,

•	accounts receivable and unbilled services valuation,

•	incentive compensation and other accrued benefits,

•	useful lives of intangible assets,

•	the carrying value of goodwill and intangible assets,

•	amounts due to noncontrolling unitholders,

•	reserves for estimated tax liabilities,

•	contingent liabilities,

•	certain estimates and assumptions used in the allocation of revenues and expenses for our segment reporting, and

•	certain estimates and assumptions used in the calculation of the fair value of equity-based compensation issued to employees.

A summary of the Company's critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are a leading provider of independent financial advisory and investment banking services. Our mission is to help our clients protect, maximize and recover value by providing independent advice on issues involving highly technical and complex assessments in the areas of valuation, transactions, financial restructuring, disputes and taxation. We believe that the Duff & Phelps brand is associated with experienced professionals who give trusted guidance in a responsive manner. We serve a global client base through offices in 24 cities, comprised of offices in 17 U.S. cities, including New York, Atlanta, Chicago and Los Angeles, and seven international offices located in Amsterdam, London, Munich, Paris, Shanghai, Tokyo and Toronto.

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

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”). The IPO, Recapitalization Transactions and the Company's capital structure are further detailed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Results of Operations

Three months ended June 30, 2011 versus three months ended June 30, 2010

The results of operations are summarized as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Revenues	$87,886	$88,742	$(856)	(1.0)%
Reimbursable expenses	3,074	1,962	1,112	56.7%
Total revenues	90,960	90,704	256	0.3%

Direct client service costs
Compensation and benefits(1)	49,059	50,415	(1,356)	(2.7)%
Other direct client service costs	1,480	1,881	(401)	(21.3)%
Acquisition retention expenses(2)	297	—	297	N/A
Reimbursable expenses	3,132	2,039	1,093	53.6%
	53,968	54,335	(367)	(0.7)%

Operating expenses
Selling, general and administrative(3)	24,982	26,304	(1,322)	(5.0)%
Depreciation and amortization	2,567	2,350	217	9.2%
Restructuring charges	904	—	904	N/A
Merger and acquisition costs	272	321	(49)	(15.3)%
	28,725	28,975	(250)	(0.9)%

Operating income	8,267	7,394	873	11.8%

Other expense/(income), net
Interest income	(27)	(53)	26	(49.1)%
Interest expense	91	76	15	19.7%
Other expense	—	247	(247)	(100.0)%
	64	270	(206)	(76.3)%

Income before income taxes	8,203	7,124	1,079	15.1%
Provision for income taxes	2,556	2,506	50	2.0%
Net income	5,647	4,618	1,029	22.3%
Less: Net income attributable to noncontrolling interest	2,223	2,111	112	5.3%
Net income attributable to Duff & Phelps Corporation	3,424	$2,507	917	36.6%

Other financial and operating data
Adjusted EBITDA(4)	$12,363	$14,599	$(2,236)	(15.3)%
Adjusted EBITDA(4) as a percentage of revenues	14.1%	16.5%	(2.4)%	(14.6)%
Adjusted Pro Forma Net Income(4)	$5,771	$7,203	$(1,432)	(19.9)%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(4)	$0.15	$0.19	$(0.04)	(21.5)%
End of period managing directors(5)	159	163	(4)	(2.5)%
End of period client service professionals(5)	780	782	(2)	(0.3)%
__________________________

(1)	Compensation and benefits include $4,130 and $4,215 of equity-based compensation expense for the three months ended June 30, 2011 and 2010, respectively.

(2)	Acquisition retention expenses include $297 of equity-based compensation expense for the three months ended June 30, 2011.

(3)	Selling, general and administrative expenses include $769 and $2,005 of equity-based compensation expense for the three months ended June 30, 2011 and 2010, respectively.

(4)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss attributable to Duff & Phelps Corporation for (a) net income or loss attributable to noncontrolling interest, (b) provision for income taxes, (c) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (d) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain onetime grants associated with acquisitions prior to our IPO, and options to purchase shares of the Company's Class A common stock granted in connection with the IPO, (e) restructuring charges, impairment charges, acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (f) costs incurred from the realignment of our senior management which are generally non-recurring in nature and primarily include cash severance and charges from the accounting impact of the acceleration of vesting of restricted stock awards.

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses, (i) restructuring charges and (j) merger and acquisition costs:

Reconciliation of Adjusted EBITDA
	Three Months Ended
	June 30, 2011	June 30, 2010
Net income attributable to Duff & Phelps Corporation	$3,424	$2,507
Net income attributable to noncontrolling interest	2,223	2,111
Provision for income taxes	2,556	2,506
Other expense/(income), net	64	270
Depreciation and amortization	2,567	2,350
Equity-based compensation associated with Legacy Units and IPO Options	56	1,494
Acquisition retention expenses	297	—
Restructuring charges	904	—
Merger and acquisition costs	272	321
Charge from realignment of senior management	—	3,040
Adjusted EBITDA	$12,363	$14,599

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) restructuring charges, (g) merger and acquisition costs, and less (h) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	June 30, 2011	June 30, 2010
Net income attributable to Duff & Phelps Corporation	$3,424	$2,507
Net income attributable to noncontrolling interest(a)	2,223	2,111
Equity-based compensation associated with Legacy Units and IPO Options(b)	56	1,494
Acquisition retention expenses(c)	297	—
Restructuring charges(d)	904	—
Merger and acquisition costs(d)	272	321
Charge from realignment of senior management(d)	—	3,040
Adjustment to provision for income taxes(e)	(1,405)	(2,270)
Adjusted Pro Forma Net Income, as defined	$5,771	$7,203

Fully diluted weighted average shares of Class A common stock	28,067	25,754
Weighted average New Class A Units outstanding	10,947	12,927
Pro forma fully exchanged, fully diluted shares outstanding(f)	39,014	38,681

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.15	$0.19
__________________________

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

(c)
Represents elimination of acquisition retention expenses which resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of certain of our acquisitions.

(d)	Represents elimination of the following: restructuring charges, merger and acquisition costs or the charge incurred from the realignment of senior management.

(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.7% and 40.3% for the full year, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. For the three months ended June 30, 2011 and 2010, the pro forma tax rates of 40.7% and 39.9% reflect a true-up adjustment, if any, relating to the three months ended March 31, 2011 and 2010, respectively. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

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

(5)     Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

Revenues

Revenues excluding reimbursable expenses decreased $856 or 1.0% to $87,886 for the three months ended June 30, 2011, compared to $88,742 for the three months ended June 30, 2010. The decrease in revenues primarily resulted from a decrease in revenues from our Investment Banking segment, partially offset by an increase in revenues from our Alternative Asset Advisory and Financial Advisory segments, as summarized in the following table:

	Three Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$32,604	$35,712	$(3,108)	(8.7)%
Tax Services	15,128	12,089	3,039	25.1%
Dispute & Legal Management Consulting(1)	13,005	9,316	3,689	39.6%
	60,737	57,117	3,620	6.3%
Alternative Asset Advisory
Portfolio Valuation	6,220	4,642	1,578	34.0%
Complex Asset Solutions(2)	4,125	3,355	770	23.0%
Due Diligence	4,070	2,439	1,631	66.9%
	14,415	10,436	3,979	38.1%
Investment Banking
M&A Advisory	1,853	3,144	(1,291)	(41.1)%
Transaction Opinions	7,266	6,041	1,225	20.3%
Global Restructuring Advisory	3,615	12,004	(8,389)	(69.9)%
	12,734	21,189	(8,455)	(39.9)%
Total Revenues (excluding reimbursables)	$87,886	$88,742	$(856)	(1.0)%
__________________________

(1)
For the three months ended June 30, 2011, Dispute & Legal Management Consulting includes approximately $3,200 of revenues through June 15, 2011 from our acquisition of Cole Valuation Partners (effective June 15, 2010) and an additional amount from June Consulting Group effective December 15, 2010.

(2)	For the three months ended June 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting and Tax Services, partially offset by a decrease in revenues from Valuation Advisory. Revenues from Dispute & Legal Management increased primarily from higher utilization due to increased demand as a result of a notable pick up in corporate spending to support commercial litigation. In addition, Dispute & Legal Management Consulting benefited from approximately $3,200 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $2,700 of revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

The increase in revenues from Tax Services primarily resulted from the timing and value of property tax contingent fees as compared to prior periods.

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe and a reduction of fresh-start accounting for companies emerging from bankruptcy.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the quarter.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenues from Transaction Opinions. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher value of fees earned during the period related to transactions requiring fairness and solvency opinions.

Effective June 30, 2011, we acquired Growth Capital Partners, a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition will add 22 client service professionals of which seven are managing directors to our Investment Banking segment.

Our client service headcount decreased to 780 client service professionals at June 30, 2011, compared to 785 client service professionals at December 31, 2010. In addition, we had 159 client service managing directors at June 30, 2011, compared to 157 at December 31, 2010. Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

Direct Client Service Costs

Direct client service costs decreased $367 or 0.7% to $53,968 for the three months ended June 30, 2011, compared to $54,335 for the three months ended June 30, 2010. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and a charge from the realignment of senior management:

	Three Months Ended
	June 30, 2011	June 30, 2010
Revenues (excluding reimbursables)	$87,886	$88,742

Total direct client service costs	$53,968	$54,335
Less: equity-based compensation associated with Legacy Units and IPO Options	55	(636)
Less: acquisition retention expenses	(297)	—
Less: reimbursable expenses	(3,132)	(2,039)
Less: charge from realignment of senior management	—	(540)
Direct client service costs, as adjusted	$50,594	$51,120

Direct client service costs, as adjusted, as a percentage of revenues	57.6%	57.6%

Direct client service costs, as adjusted, decreased between periods as the result of lower severance and incentive-based compensation, partially offset by higher benefit-related costs and equity-based compensation from grants of Ongoing RSAs.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses decreased $250 or 0.9% to $28,725 for the three months ended June 30, 2011, compared to $28,975 for the three months ended June 30, 2010. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges, merger and acquisition costs and a charge from the realignment of senior management:

	Three Months Ended
	June 30, 2011	June 30, 2010
Revenues (excluding reimbursables)	$87,886	$88,742

Total operating expenses	$28,725	$28,975
Less: equity-based compensation associated with Legacy Units and IPO Options	(111)	(858)
Less: depreciation and amortization	(2,567)	(2,350)
Less: restructuring charges	(904)	—
Less: merger and acquisition costs	(272)	(321)
Less: charge from realignment of senior management	—	(2,500)
Operating expenses, as adjusted	$24,871	$22,946

Operating expenses, as adjusted, as a percentage of revenues	28.3%	25.9%

Operating expenses, as adjusted, increased between periods primarily from incremental operating expenses from the addition of our Toronto office in conjunction with our acquisition of Cole & Partners, marketing costs related to print media and advertising, and expenses for ongoing recruitment of client service professionals (primarily for our Investment Banking segment). Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods.

During the three months ended June 30, 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company currently anticipates that it will incur a pre-tax restructuring charge of approximately $3,500 to $4,500 related to these initiatives. The portion of the anticipated charge related to office consolidations was estimated based on the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. The Company expects these initiatives to be completed by December 31, 2011 and anticipates annual savings ranging from approximately $2,500 to $3,500 as a result of these actions.

During the three months ended June 30, 2011, actual charges incurred related to this plan were $904 from the exiting of office space due to excess capacity. The charge is primarily comprised of the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreement, partially offset by future sublease income.

Provision for Income Taxes

The provision for income taxes was $2,556 or 31.2% of income before income taxes for the three months ended June 30, 2011, compared to $2,506 or 35.2% of income before income taxes for the three months ended June 30, 2010. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 26.4% and 31.4% for the three months ended June 30, 2011 and 2010, respectively.

Segment Results - Three months ended June 30, 2011 versus three months ended June 30, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$60,737	$57,117	$3,620	6.3%
Segment operating income	$9,787	$7,931	$1,856	23.4%
Segment operating income margin	16.1%	13.9%	2.2%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$14,415	$10,436	$3,979	38.1%
Segment operating income	$3,302	$1,695	$1,607	94.8%
Segment operating income margin	22.9%	16.2%	6.7%

Investment Banking
Revenues (excluding reimbursables)	$12,734	$21,189	$(8,455)	(39.9)%
Segment operating income/(loss)	$(668)	$5,050	$(5,718)	(113.2)%
Segment operating income/(loss) margin	(5.2)%	23.8%	(29.0)%

Totals
Revenues (excluding reimbursables)	$87,886	$88,742

Segment operating income	$12,421	$14,676
Net client reimbursable expenses	(58)	(77)
Equity-based compensation from Legacy Units and IPO Options	(56)	(1,494)
Depreciation and amortization	(2,567)	(2,350)
Acquisition retention expenses	(297)	—
Restructuring charges	(904)	—
Merger and acquisition costs	(272)	(321)
Charge from realignment of senior management	—	(3,040)
Operating income	$8,267	$7,394

Average Client Service Professionals(1)
Financial Advisory	562	594	(32)	(5.4)%
Alternative Asset Advisory	94	85	9	10.6%
Investment Banking	128	127	1	0.8%
Total	784	806	(22)	(2.7)%

End of Period Client Service Professionals(1)
Financial Advisory	552	576	(24)	(4.2)%
Alternative Asset Advisory	97	81	16	19.8%
Investment Banking	131	125	6	4.8%
Total	780	782	(2)	(0.3)%

Revenue per Client Service Professional
Financial Advisory	$108	$96	$12	12.5%
Alternative Asset Advisory	$153	$123	$30	24.4%
Investment Banking	$99	$167	$(68)	(40.7)%
Total	$112	$110	$2	1.8%

Results of Operations by Segment – Continued

	Three Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Utilization(2)
Financial Advisory	67.6%	63.4%	4.2%	6.6%
Alternative Asset Advisory	61.5%	56.9%	4.6%	8.1%

Rate-Per-Hour(3)
Financial Advisory	$363	$358	$5	1.4%
Alternative Asset Advisory	$515	$460	$55	12.0%

Revenues (excluding reimbursables)
Financial Advisory	$60,737	$57,117	$3,620	6.3%
Alternative Asset Advisory	14,415	10,436	3,979	38.1%
Investment Banking	12,734	21,189	(8,455)	(39.9)%
Total	$87,886	$88,742	$(856)	(1.0)%

Average Managing Directors(1)
Financial Advisory	93	97	(4)	(4.1)%
Alternative Asset Advisory	25	25	—	—%
Investment Banking	41	41	—	—%
Total	159	163	(4)	(2.5)%

End of Period Managing Directors(1)
Financial Advisory	91	99	(8)	(8.1)%
Alternative Asset Advisory	25	24	1	4.2%
Investment Banking	43	40	3	7.5%
Total	159	163	(4)	(2.5)%

Revenue per Managing Director
Financial Advisory	$653	$589	$64	10.9%
Alternative Asset Advisory	$577	$417	$160	38.4%
Investment Banking	$311	$517	$(206)	(39.8)%
Total	$553	$544	$9	1.7%
__________________________

(1)	Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

(2)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Utilization excludes client service professionals associated with certain property tax services due to the nature of the work performed and client service professionals from certain acquisitions prior to their transition to the Company's financial system.

(3)
Average billing rate-per-hour is calculated by dividing revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. Financial Advisory revenues used to calculate rate-per-hour exclude revenues associated with certain property tax engagements. The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company's financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,770 and $1,247 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended June 30, 2011 and 2010, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $3,620 or 6.3% to $60,737 for the three months ended June 30, 2011, compared to $57,117 for the three months ended June 30, 2010, as summarized in the following table:

	Three Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$32,604	$35,712	$(3,108)	(8.7)%
Tax Services	15,128	12,089	3,039	25.1%
Dispute & Legal Management Consulting(1)	13,005	9,316	3,689	39.6%
	$60,737	$57,117	$3,620	6.3%
__________________________

(1)
For the three months ended June 30, 2011, Dispute & Legal Management Consulting includes approximately $3,800 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting and Tax Services, partially offset by a decrease in revenues from Valuation Advisory. Revenues from Dispute & Legal Management increased primarily from higher utilization due to increased demand as a result of a notable pick up in corporate spending to support commercial litigation. In addition, Dispute & Legal Management Consulting benefited from approximately $3,800 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $2,700 of revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

The increase in revenues from Tax Services primarily resulted from the timing and value of property tax contingent fees as compared to prior periods.

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe and a reduction of fresh-start accounting for companies emerging from bankruptcy.

Segment Operating Income
Financial Advisory segment operating income increased $1,856 or 23.4% to $9,787 for the three months ended June 30, 2011, compared to $7,931 for the three months ended June 30, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.1% for the three months ended June 30, 2011, compared to 13.9% for the three months ended June 30, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct and allocated costs.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $3,979 or 38.1% to $14,415 for the three months ended June 30, 2011, compared to $10,436 for the three months ended June 30, 2010, as summarized in the following table:

	Three Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$6,220	$4,642	$1,578	34.0%
Complex Asset Solutions(1)	4,125	3,355	770	23.0%
Due Diligence	4,070	2,439	1,631	66.9%
	$14,415	$10,436	$3,979	38.1%
__________________________

(1)	For the three months ended June 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the quarter.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $1,607 or 94.8% to $3,302 for the three months ended June 30, 2011, compared to $1,695 for the three months ended June 30, 2010. Segment operating income margin was 22.9% for the three months ended June 30, 2011, compared to 16.2% for the three months ended June 30, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct costs and to a lesser extent higher allocated costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment decreased $8,455 or 39.9% to $12,734 for the three months ended June 30, 2011, compared to $21,189 for the three months ended June 30, 2010, as summarized in the following table:

	Three Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory	$1,853	$3,144	$(1,291)	(41.1)%
Transaction Opinions	7,266	6,041	1,225	20.3%
Global Restructuring Advisory	3,615	12,004	(8,389)	(69.9)%
	$12,734	$21,189	$(8,455)	(39.9)%

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenues from Transaction Opinions. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher value of fees earned during the period related to transactions requiring fairness and solvency opinions.

Effective June 30, 2011, we acquired Growth Capital Partners, a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition will add 22 client service professionals of which seven are managing directors to our Investment Banking segment.

Segment Operating Income
Operating income from the Investment Banking segment decreased to a loss of $668 for the three months ended June 30, 2011, compared to a profit of $5,050 for the three months ended June 30, 2010. Operating income margin was a negative 5.2% for the three months ended June 30, 2011, compared to a positive 23.8% for the three months ended June 30, 2010. The decrease in segment operating income primarily resulted from lower revenues, partially offset by lower direct costs.

Six months ended June 30, 2011 versus six months ended June 30, 2010

The results of operations are summarized as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Revenues	$172,932	$177,906	$(4,974)	(2.8)%
Reimbursable expenses	4,966	4,760	206	4.3%
Total revenues	177,898	182,666	(4,768)	(2.6)%

Direct client service costs
Compensation and benefits(1)	95,967	99,013	(3,046)	(3.1)%
Other direct client service costs	2,909	3,869	(960)	(24.8)%
Acquisition retention expenses(2)	379	—	379	N/A
Reimbursable expenses	5,069	4,893	176	3.6%
	104,324	107,775	(3,451)	(3.2)%

Operating expenses
Selling, general and administrative(3)	49,304	50,388	(1,084)	(2.2)%
Depreciation and amortization	5,056	4,843	213	4.4%
Restructuring charges	904	—	904	N/A
Merger and acquisition costs	466	321	145	45.2%
Charge from impairment of certain intangible assets	—	674	(674)	(100.0)%
	55,730	56,226	(496)	(0.9)%

Operating income	17,844	18,665	(821)	(4.4)%

Other expense/(income), net
Interest income	(55)	(77)	22	(28.6)%
Interest expense	148	168	(20)	(11.9)%
Other expense	(7)	232	(239)	(103.0)%
	86	323	(237)	(73.4)%

Income before income taxes	17,758	18,342	(584)	(3.2)%
Provision for income taxes	5,620	6,156	(536)	(8.7)%
Net income	12,138	12,186	(48)	(0.4)%
Less: Net income attributable to noncontrolling interest	4,601	5,406	(805)	(14.9)%
Net income attributable to Duff & Phelps Corporation	$7,537	$6,780	757	11.2%

Other financial and operating data
Adjusted EBITDA(4)	$25,122	$30,120	$(4,998)	(16.6)%
Adjusted EBITDA(4) as a percentage of revenues	14.5%	16.9%	(2.4)%	(14.2)%
Adjusted Pro Forma Net Income(4)	$11,848	$14,485	$(2,637)	(18.2)%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(4)	$0.30	$0.37	$(0.07)	(18.8)%
End of period managing directors(5)	159	163	(4)	(2.5)%
End of period client service professionals(5)	780	782	(2)	(0.3)%
__________________________

(1)	Compensation and benefits include $9,065 and $7,932 of equity-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.

(2)	Acquisition retention expenses include $379 of equity-based compensation expense for the six months ended June 30, 2011.

(3)	Selling, general and administrative expenses include $2,292 and $3,458 of equity-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.

(4)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures. We believe that Adjusted EBITDA provides a relevant and useful alternative measure of our ongoing profitability and performance, when viewed in conjunction with GAAP measures, as it adjusts net income or loss attributable to Duff & Phelps Corporation for (a) net income or loss attributable to noncontrolling interest, (b) provision for income taxes, (c) interest expense and depreciation and amortization (a significant portion of which relates to debt and capital investments that have been incurred as the result of acquisitions and investments in stand-alone infrastructure which we do not expect to incur at the same levels in the future), (d) equity-based compensation associated with the Legacy Units of D&P Acquisitions, a significant portion of which is due to certain onetime grants associated with acquisitions prior to our IPO, and options to purchase shares of the Company's Class A common stock granted in connection with the IPO, (e) restructuring charges, impairment charges, acquisition retention expenses and other merger and acquisition costs, which are generally non-recurring in nature or are related to deferred payments associated with prior acquisitions, and (f) costs incurred from the realignment of our senior management which are generally non-recurring in nature and primarily include cash severance and charges from the accounting impact of the acceleration of vesting of restricted stock awards.

Given the level of acquisition activity during the period prior to our IPO, and related capital investments and one time equity grants associated with acquisitions during the period (which we do not expect to incur at the same levels post IPO) and the IPO, and our belief that, as a professional services organization, our operations are not capital intensive on an ongoing basis, we believe the Adjusted EBITDA measure, in addition to GAAP financial measures, provides a relevant and useful benchmark for investors, in order to assess our financial performance and comparability to other companies in our industry. The Adjusted EBITDA measure is utilized by our senior management to evaluate our overall performance and operating expense characteristics and to compare our performance to that of certain of our competitors. In addition, a measure similar to Adjusted EBITDA is a key measure that determines compliance with certain financial covenants under our credit facility. Management compensates for the inherent limitations associated with using the Adjusted EBITDA measure through disclosure of such limitations, presentation of our financial statements in accordance with GAAP and reconciliation of Adjusted EBITDA to the most directly comparable GAAP measure, net income or loss. Furthermore, management also reviews GAAP measures, and evaluates individual measures that are not included in Adjusted EBITDA such as our level of capital expenditures, equity issuance and interest expense, among other measures.

Adjusted EBITDA, as defined by the Company and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses, (i) restructuring charges and (j) merger and acquisition costs:

Reconciliation of Adjusted EBITDA
	Six Months Ended
	June 30, 2011	June 30, 2010
Net income attributable to Duff & Phelps Corporation	$7,537	$6,780
Net income attributable to noncontrolling interest	4,601	5,406
Provision for income taxes	5,620	6,156
Other expense/(income), net	86	323
Depreciation and amortization	5,056	4,843
Equity-based compensation associated with Legacy Units and IPO Options	473	2,577
Acquisition retention expenses	379	—
Restructuring charges	904	—
Merger and acquisition costs	466	321
Charge from realignment of senior management	—	3,040
Charge from impairment of certain intangible assets	—	674
Adjusted EBITDA	$25,122	$30,120

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) restructuring charges, (g) merger and acquisition costs, and less (h) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income
	Six Months Ended
	June 30, 2011	June 30, 2010
Net income attributable to Duff & Phelps Corporation	$7,537	$6,780
Net income attributable to noncontrolling interest(a)	4,601	5,406
Equity-based compensation associated with Legacy Units and IPO Options(b)	473	2,577
Acquisition retention expenses(c)	379	—
Restructuring charges(d)	904	—
Merger and acquisition costs(d)	466	321
Charge from realignment of senior management(d)	—	3,040
Adjustment to provision for income taxes(e)	(2,512)	(3,639)
Adjusted Pro Forma Net Income, as defined	$11,848	$14,485

Fully diluted weighted average shares of Class A common stock	28,095	25,903
Weighted average New Class A Units outstanding	11,038	12,947
Pro forma fully exchanged, fully diluted shares outstanding(f)	39,133	38,850

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.30	$0.37

__________________________

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

(c)
Represents elimination of acquisition retention expenses which resulted from expense incurred from certain restricted stock awards that were granted in conjunction with the closing of certain of our acquisitions.

(d)	Represents elimination of the following: restructuring charges, merger and acquisition costs or the charge incurred from the realignment of senior management.

(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.7% and 40.3% for the full year, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

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

(5)    Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

Revenues

Revenues excluding reimbursable expenses decreased $4,974 or 2.8% to $172,932 for the six months ended June 30, 2011, compared to $177,906 for the six months ended June 30, 2010. The decrease in revenues primarily resulted from a decrease in revenues from our Investment Banking segment, partially offset by an increase in revenues from our Alternative Asset Advisory and Financial Advisory segments, as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$70,218	$73,890	$(3,672)	(5.0)%
Tax Services	22,675	21,536	1,139	5.3%
Dispute & Legal Management Consulting(1)	26,441	18,731	7,710	41.2%
	119,334	114,157	5,177	4.5%
Alternative Asset Advisory
Portfolio Valuation	12,739	10,124	2,615	25.8%
Complex Asset Solutions(2)	9,446	7,481	1,965	26.3%
Due Diligence	5,715	4,609	1,106	24.0%
	27,900	22,214	5,686	25.6%
Investment Banking
M&A Advisory	3,303	6,826	(3,523)	(51.6)%
Transaction Opinions	15,497	12,864	2,633	20.5%
Global Restructuring Advisory	6,898	21,845	(14,947)	(68.4)%
	25,698	41,535	(15,837)	(38.1)%
Total Revenues (excluding reimbursables)	$172,932	$177,906	$(4,974)	(2.8)%
__________________________

(1)
For the six months ended June 30, 2011, Dispute & Legal Management Consulting includes approximately $6,600 of revenues through June 15, 2011 from our acquisition of Cole Valuation Partners (effective June 15, 2010) and an additional amount from June Consulting Group effective December 15, 2010.

(2)	For the six months ended June 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting and Tax Services, partially offset by a decrease in revenues from Valuation Advisory. Revenues from Dispute & Legal Management increased primarily from higher utilization due to increased demand as a result of a notable pick up in corporate spending to support commercial litigation. In addition, Dispute & Legal Management Consulting benefited from approximately $6,600 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $8,200 of revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

The increase in revenues from Tax Services primarily resulted from the timing and value of property tax contingent fees as compared to prior periods, partially offset by the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008).

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe and a reduction of fresh-start accounting for companies emerging from bankruptcy, partially offset by an increase in revenues from purchase price allocations and valuations associated with goodwill impairments.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the period.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenues from Transaction Opinions. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher value of fees earned during the period related to transactions requiring fairness and solvency opinions.

Effective June 30, 2011, we acquired Growth Capital Partners, a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition will add 22 client service professionals of which seven are managing directors to our Investment Banking segment.

Our client service headcount decreased to 780 client service professionals at June 30, 2011, compared to 785 client service professionals at December 31, 2010. In addition, we had 159 client service managing directors at June 30, 2011, compared to 157 at December 31, 2010. Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

Direct Client Service Costs

Direct client service costs decreased $3,451 or 3.2% to $104,324 for the six months ended June 30, 2011, compared to $107,775 for the six months ended June 30, 2010. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and a charge from the realignment of senior management:

	Six Months Ended
	June 30, 2011	June 30, 2010
Revenues (excluding reimbursables)	$172,932	$177,906

Total direct client service costs	$104,324	$107,775
Less: equity-based compensation associated with Legacy Units and IPO Options	(178)	(1,234)
Less: acquisition retention expenses	(379)	—
Less: reimbursable expenses	(5,069)	(4,893)
Less: charge from realignment of senior management	—	(540)
Direct client service costs, as adjusted	$98,698	$101,108

Direct client service costs, as adjusted, as a percentage of revenues	57.1%	56.8%

Direct client service costs, as adjusted, decreased between periods. Lower compensation, accrued incentive compensation and severance from a reduction in headcount were partially offset by higher equity-based compensation from grants of Ongoing RSAs and higher benefit-related costs.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods for Legacy Units and IPO Options.

Operating Expenses

Operating expenses decreased $496 or 0.9% to $55,730 for the six months ended June 30, 2011, compared to $56,226 for the six months ended June 30, 2010. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges, merger and acquisition costs, charge from realignment of senior management and a charge to impair certain intangible assets:

	Six Months Ended
	June 30, 2011	June 30, 2010
Revenues (excluding reimbursables)	$172,932	$177,906

Total operating expenses	$55,730	$56,226
Less: equity-based compensation associated with Legacy Units and IPO Options	(295)	(1,343)
Less: depreciation and amortization	(5,056)	(4,843)
Less: restructuring charges	(904)	—
Less: merger and acquisition costs	(466)	(321)
Less: charge from realignment of senior management	—	(2,500)
Less: charge from impairment of certain intangible assets	—	(674)
Operating expenses, as adjusted	$49,009	$46,545

Operating expenses, as adjusted, as a percentage of revenues	28.3%	26.2%

Operating expenses, as adjusted, increased between periods primarily from incremental operating expenses from the addition of our Toronto office in conjunction with our acquisition of Cole & Partners, marketing costs related to print media and advertising, expenses for ongoing recruitment of client service professionals (primarily for our Investment Banking segment) and bad debts.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the accelerated attribution of expense on awards with graded-tranche vesting in prior periods.

During the three months ended June 30, 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company currently anticipates that it will incur a pre-tax restructuring charge of approximately $3,500 to $4,500 related to these initiatives. The portion of the anticipated charge related to office consolidations was estimated based on the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. The Company expects these initiatives to be completed by December 31, 2011 and anticipates annual savings ranging from approximately $2,500 to $3,500 as a result of these actions. During the three months ended June 30, 2011, actual charges incurred related to this plan were $904 from the exiting of office space due to excess capacity. The charge is primarily comprised of the discounted future cash flows of rent expenses that the Company is obligated to pay under the lease agreement, partially offset by future sublease income.

Provision for Income Taxes

The provision for income taxes was $5,620 or 31.6% of income before income taxes for the six months ended June 30, 2011, compared to $6,156 or 33.6% of income before income taxes for the six months ended June 30, 2010. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 26.4% and 31.8% for the six months ended June 30, 2011 and 2010, respectively.

Segment Results - Six months ended June 30, 2011 versus six months ended June 30, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Six Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$119,334	$114,157	$5,177	4.5%
Segment operating income	$19,369	$15,637	$3,732	23.9%
Segment operating income margin	16.2%	13.7%	2.5%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$27,900	$22,214	$5,686	25.6%
Segment operating income	$6,524	$4,509	$2,015	44.7%
Segment operating income margin	23.4%	20.3%	3.1%

Investment Banking
Revenues (excluding reimbursables)	$25,698	$41,535	$(15,837)	(38.1)%
Segment operating income/(loss)	$(668)	$10,107	$(10,775)	(106.6)%
Segment operating income/(loss) margin	(2.6)%	24.3%	(26.9)%

Totals
Revenues (excluding reimbursables)	$172,932	$177,906

Segment operating income	$25,225	$30,253
Net client reimbursable expenses	(103)	(133)
Equity-based compensation from Legacy Units and IPO Options	(473)	(2,577)
Depreciation and amortization	(5,056)	(4,843)
Acquisition retention expenses	(379)	—
Restructuring charges	(904)	—
Merger and acquisition costs	(466)	(321)
Charge from realignment of senior management	—	(3,040)
Charge from impairment of certain intangible assets	—	(674)
Operating income	$17,844	$18,665

Average Client Service Professionals(1)
Financial Advisory	567	617	(50)	(8.1)%
Alternative Asset Advisory	90	88	2	2.3%
Investment Banking	129	129	—	—%
Total	786	834	(48)	(5.8)%

End of Period Client Service Professionals(1)
Financial Advisory	552	576	(24)	(4.2)%
Alternative Asset Advisory	97	81	16	19.8%
Investment Banking	131	125	6	4.8%
Total	780	782	(2)	(0.3)%

Revenue per Client Service Professional
Financial Advisory	$210	$185	$25	13.5%
Alternative Asset Advisory	$310	$252	$58	23.0%
Investment Banking	$199	$322	$(123)	(38.2)%
Total	$220	$213	$7	3.3%

Results of Operations by Segment – Continued

	Six Months Ended
	June 30, 2011	June 30, 2010	Unit Change	Percent Change
Utilization(2)
Financial Advisory	71.3%	64.0%	7.3%	11.4%
Alternative Asset Advisory	61.7%	58.4%	3.3%	5.7%

Rate-Per-Hour(3)
Financial Advisory	$338	$343	$(5)	(1.5)%
Alternative Asset Advisory	$522	$489	$33	6.7%

Revenues (excluding reimbursables)
Financial Advisory	$119,334	$114,157	$5,177	4.5%
Alternative Asset Advisory	27,900	22,214	5,686	25.6%
Investment Banking	25,698	41,535	(15,837)	(38.1)%
Total	$172,932	$177,906	$(4,974)	(2.8)%

Average Managing Directors(1)
Financial Advisory	93	98	(5)	(5.1)%
Alternative Asset Advisory	25	25	—	—%
Investment Banking	40	41	(1)	(2.4)%
Total	158	164	(6)	(3.7)%

End of Period Managing Directors(1)
Financial Advisory	91	99	(8)	(8.1)%
Alternative Asset Advisory	25	24	1	4.2%
Investment Banking	43	40	3	7.5%
Total	159	163	(4)	(2.5)%

Revenue per Managing Director
Financial Advisory	$1,283	$1,165	$118	10.1%
Alternative Asset Advisory	$1,116	$889	$227	25.5%
Investment Banking	$642	$1,013	$(371)	(36.6)%
Total	$1,095	$1,085	$10	0.9%
__________________________

(1)	Headcount figures exclude 22 client service professionals of which seven are managing directors added in conjunction with our acquisition of Growth Capital Partners effective June 30, 2011.

(2)
The utilization rate for any given period is calculated by dividing the number of hours incurred by client service professionals who worked on client assignments (including internal projects for the Company) during the period by the total available working hours for all of such client service professionals during the same period, assuming a 40 hour work week, less paid holidays and vacation days. Utilization excludes client service professionals associated with certain property tax services due to the nature of the work performed and client service professionals from certain acquisitions prior to their transition to the Company's financial system.

(3)
Average billing rate-per-hour is calculated by dividing revenues for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. Financial Advisory revenues used to calculate rate-per-hour exclude revenues associated with certain property tax engagements. The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company's financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $6,058 and $4,192 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the six months ended June 30, 2011 and 2010, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $5,177 or 4.5% to $119,334 for the six months ended June 30, 2011, compared to $114,157 for the six months ended June 30, 2010, as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$70,218	$73,890	$(3,672)	(5.0)%
Tax Services	22,675	21,536	1,139	5.3%
Dispute & Legal Management Consulting(1)	26,441	18,731	7,710	41.2%
	$119,334	$114,157	$5,177	4.5%
__________________________

(1)
For the six months ended June 30, 2011, Dispute & Legal Management Consulting includes approximately $7,200 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting and Tax Services, partially offset by a decrease in revenues from Valuation Advisory. Revenues from Dispute & Legal Management increased primarily from higher utilization due to increased demand as a result of a notable pick up in corporate spending to support commercial litigation. In addition, Dispute & Legal Management Consulting benefited from approximately $7,200 of revenues from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $8,200 of revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

The increase in revenues from Tax Services primarily resulted from the timing and value of property tax contingent fees as compared to prior periods, partially offset by the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008).

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe and a reduction of fresh-start accounting for companies emerging from bankruptcy, partially offset by an increase in revenues from purchase price allocations and valuations associated with goodwill impairments.

Segment Operating Income
Financial Advisory segment operating income increased $3,732 or 23.9% to $19,369 for the six months ended June 30, 2011, compared to $15,637 for the six months ended June 30, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.2% for the six months ended June 30, 2011, compared to 13.7% for the six months ended June 30, 2010. Segment operating income increased primarily as a result of higher revenues partially offset by an increase in direct costs.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $5,686 or 25.6% to $27,900 for the six months ended June 30, 2011, compared to $22,214 for the six months ended June 30, 2010, as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$12,739	$10,124	$2,615	25.8%
Complex Asset Solutions(1)	9,446	7,481	1,965	26.3%
Due Diligence	5,715	4,609	1,106	24.0%
	$27,900	$22,214	$5,686	25.6%
__________________________

(1)	For the six months ended June 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the period.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $2,015 or 44.7% to $6,524 for the six months ended June 30, 2011, compared to $4,509 for the six months ended June 30, 2010. Segment operating income margin was 23.4% for the six months ended June 30, 2011, compared to 20.3% for the six months ended June 30, 2010. Segment operating income increased primarily as a result of higher revenues partially offset by an increase in direct costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment decreased $15,837 or 38.1% to $25,698 for the six months ended June 30, 2011, compared to $41,535 for the six months ended June 30, 2010, as summarized in the following table:

	Six Months Ended
	June 30, 2011	June 30, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory	$3,303	$6,826	$(3,523)	(51.6)%
Transaction Opinions	15,497	12,864	2,633	20.5%
Global Restructuring Advisory	6,898	21,845	(14,947)	(68.4)%
	$25,698	$41,535	$(15,837)	(38.1)%

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with M&A Advisory and Global Restructuring Advisory, partially offset by an increase in revenues from Transaction Opinions. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher value of fees earned during the period related to transactions requiring fairness and solvency opinions.

Effective June 30, 2011, we acquired Growth Capital Partners, a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition will add 22 client service professionals of which seven are managing directors to our Investment Banking segment.

Segment Operating Income
Operating income from the Investment Banking segment decreased $10,775 or 106.6% to a loss of $668 for the six months ended June 30, 2011, compared to a profit of $10,107 for the six months ended June 30, 2010. Operating income margin was a negative 2.6% for the six months ended June 30, 2011, compared to positive 24.3% for the six months ended June 30, 2010. The decrease in segment operating income primarily resulted from lower revenues partially offset by lower direct costs.

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

Cash and cash equivalents decreased by $43,853 to $69,475 at June 30, 2011, compared to $113,328 at December 31, 2010. The decrease in cash primarily resulted from $11,727 used in operating activities, $13,153 used by financing activities and $20,772 used in investing activities.

Operating Activities
During the six months ended June 30, 2011, cash of $11,727 was used in operating activities, compared to $9,162 provided by operating activities in the corresponding prior year period. The increase of amounts used in operating activities primarily resulted from (i) changes in assets and liabilities using cash, including accounts receivable and unbilled services from the timing of the billing of invoices and (ii) higher cash bonus payments made in 2011 with respect to the 2010 bonus year, as compared to cash bonus payments made in 2010 with respect to the 2009 bonus year, partially offset by lower bonus accruals in the current year, as compared to the prior year.

Investing Activities
During the six months ended June 30, 2011, cash of $13,153 was used in investing activities, compared to $18,343 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisitions and related earn-out payment and (iii) purchases of investments related to the Company's deferred compensation plan and other investments.

Financing Activities
During the six months ended June 30, 2011, cash of $20,772 was used in financing activities, compared to $16,530 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock - Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program as well as shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•
Dividends - Cash dividends reflect the payment of quarterly cash dividends per share of our Class A common stock to holders of record. We increased the dividend from $0.05 to $0.06 in the second quarter of 2010 and from $0.06 to $0.08 in the first quarter of 2011.

•	Distributions and other payments to noncontrolling unitholders - Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Six Months Ended
	June 30, 2011	June 30, 2010
Distributions for taxes	$416	$708
Other distributions	1,962	1,427
Payments pursuant to the Tax Receivable Agreement	—	—
	$2,378	$2,135

Distributions for taxes
As a limited liability company, D&P Acquisitions does not incur significant federal or state and local taxes, as these taxes are primarily the obligations of the members of D&P Acquisitions. As authorized by the Third Amended and Restated LLC Agreement of D&P Acquisitions, D&P Acquisitions is required to distribute cash, generally, on a pro rata basis, to its members to the extent necessary to provide funds to pay the members' tax liabilities, if any, with respect to the earnings of D&P Acquisitions. The tax distribution rate has been set at 45% of each member's allocable share of taxable income of D&P Acquisitions. D&P Acquisitions is only required to make such distributions if cash is available for such purposes as determined by the Company. The Company expects cash will be available to make these distributions. Upon completion of its tax returns with respect to the prior year, D&P Acquisitions may make true-up distributions to its members, if cash is available for such purposes, with respect to actual taxable income for the prior year.

Other distributions
Concurrent with the payment of dividends to shareholders of Class A common stock, holders of New Class A Units receive a corresponding distribution per vested unit. These amounts will be treated as a reduction in basis of each member's ownership interests. Pursuant to the terms of the Third Amended and Restated LLC Agreement of D&P Acquisitions, a corresponding amount per unvested unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year.  Any amounts related to unvested units that forfeit are returned to the Company.

Payments pursuant to the Tax Receivable Agreement
As a result of the Company's acquisition of New Class A Units of D&P Acquisitions, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company's taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company's acquisition of New Class A Units of D&P Acquisitions, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has and will acquire (pursuant to the exchange agreement) will be adjusted based upon the amount that the Company has paid for that portion of its New Class A Units of D&P Acquisitions.

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

As of June 30, 2011, the Company recorded a liability of $111,278, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,640 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

To determine the current amount of the payments due to D&P Acquisitions' unitholders under the TRA, the Company estimated the amount of taxable income that Duff & Phelps Corporation has generated over the previous fiscal year. Next, the Company estimated the amount of the specified TRA deductions at year end. This was used as a basis for determining the amount of tax reduction that generates a TRA obligation. In turn, this was used to calculate the estimated payments due under the TRA that the Company expects to pay in the next 12 months. These calculations are performed pursuant to the terms of the TRA.

Obligations pursuant to the TRA are obligations of Duff & Phelps Corporation.  They do not impact the noncontrolling interest.  These obligations are not income tax obligations and have no impact on the tax provision or the allocation of taxes. Furthermore, the TRA has no impact on the allocation of the provision for income taxes to the Company's net income.  In general, items of income and expense are allocated on the basis of member's ownership interests pursuant to the Third Amended and Restated Limited Liability Company Agreement of Duff & Phelps Acquisitions, LLC.

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

There were no amounts outstanding under the Credit Facility at June 30, 2011 or through the filing date of this Quarterly Report on Form 10-Q. As of June 30, 2011, the Company had $4,440 of outstanding letters of credit of which $3,981 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate will be based on the Company's most recent consolidated leverage ratio and ranges from 1.75% to 2.50% per annum depending on the Company's consolidated leverage ratio. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.25% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at June 30, 2011, the Company qualifies for the 1.75% applicable margin and 0.25% unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 2.75 to 1.00 until the quarter ending September 30, 2010, and 2.50 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 2.00 to 1.00 until September 30, 2010, and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of June 30, 2011. The Credit Agreement permits dividend payments or other distributions in the Company's common stock or other equity interests subject to certain limitations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risks at June 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this filing, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition

Item 1A.    Risk Factors.

There have been no material changes in the Company's risk factors since those published in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2011	26	$15.25	26	$42,361
May 1 through May 31, 2011	264	14.62	262	38,533
June 1 through June 30, 2011	263	13.61	263	34,957
Total	553	$14.17	551

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases. The purchases were funded from existing cash balances. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company's business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

In addition, the Company withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders' tax liabilities in connection with the lapse of restrictions on such shares. These shares were not part of a publicly announced repurchase program and were retired upon purchase.

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

In May 2011, 255 New Class A Units were exchanged for 255 shares of Class A common stock and 255 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges. There were no notices to exchange received by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners with respect to the exchange that occurred in May 2011.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date:	July 27, 2011	/s/ Patrick M. Puzzuoli
PATRICK M. PUZZUOLI
Chief Financial Officer