Form 10-Q
period 2011-09-30
Duff & Phelps Corp
filed 2011-11-01
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 30,396,515 as of October 15, 2011. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 10,810,717 as of October 15, 2011.

DUFF & PHELPS CORPORATION
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$92,028	$84,427	$264,960	$262,333
Reimbursable expenses	2,395	2,403	7,361	7,163
Total revenues	94,423	86,830	272,321	269,496

Direct client service costs
Compensation and benefits (includes $4,316 and $3,430 of equity-based compensation for the three months ended September 30, 2011 and 2010, respectively, and $13,381 and $11,362 for the nine months ended September 30, 2011 and 2010, respectively)	50,705	48,369	146,672	147,382
Other direct client service costs	2,050	1,342	4,959	5,211
Acquisition retention expenses (includes $221 and $600 of equity-based compensation for the three and nine months ended September 30, 2011, respectively)	221	—	600	—
Reimbursable expenses	2,415	2,330	7,484	7,223
	55,391	52,041	159,715	159,816
Operating expenses
Selling, general and administrative (includes $819 and $1,004 of equity-based compensation for the three months ended September 30, 2011 and 2010, respectively, and $3,111 and $4,462 for the nine months ended September 30, 2011 and 2010, respectively)	23,611	22,945	72,915	73,333
Depreciation and amortization	2,878	2,567	7,934	7,410
Restructuring charges (Note 10)	3,091	—	3,995	—
Merger and acquisition costs	335	76	801	397
Charge from impairment of certain intangible assets	—	—	—	674
	29,915	25,588	85,645	81,814

Operating income	9,117	9,201	26,961	27,866

Other expense/(income), net
Interest income	(14)	(29)	(69)	(106)
Interest expense	30	66	178	234
Other expense/(income)	10	(43)	3	189
	26	(6)	112	317

Income before income taxes	9,091	9,207	26,849	27,549
Provision for income taxes	2,655	2,010	8,275	8,166
Net income	6,436	7,197	18,574	19,383
Less: Net income attributable to noncontrolling interest	2,404	3,088	7,005	8,494
Net income attributable to Duff & Phelps Corporation	$4,032	$4,109	$11,569	$10,889

Weighted average shares of Class A common stock outstanding
Basic	26,945	24,873	27,050	24,972
Diluted	27,060	24,954	27,834	25,741

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 4)
Basic	$0.14	$0.15	$0.41	$0.41
Diluted	$0.14	$0.15	$0.40	$0.40

Cash dividends declared per common share	$0.08	$0.06	$0.24	$0.17
See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$77,594	$113,328
Accounts receivable (net of allowance for doubtful accounts of $1,745 and $1,347 at September 30, 2011 and December 31, 2010, respectively)	63,760	60,358
Unbilled services	38,462	23,101
Prepaid expenses and other current assets	6,716	7,479
Net deferred income taxes, current	2,467	2,555
Total current assets	188,999	206,821

Property and equipment (net of accumulated depreciation of $30,969 and $26,375 at September 30, 2011 and December 31, 2010, respectively)	32,276	29,250
Goodwill	146,650	139,170
Intangible assets (net of accumulated amortization of $23,959 and $20,656 at September 30, 2011 and December 31, 2010, respectively)	29,112	30,407
Other assets	4,360	2,638
Investments related to deferred compensation plan (Note 9)	22,598	23,151
Net deferred income taxes, non-current	113,087	116,789
Total non-current assets	348,083	341,405
Total assets	$537,082	$548,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,470	$2,397
Accrued expenses	8,463	11,254
Accrued compensation and benefits	20,641	39,875
Liability related to deferred compensation plan, current portion (Note 9)	503	1,314
Deferred revenues	4,424	2,427
Other current liabilities	—	430
Due to noncontrolling unitholders, current portion	5,642	5,640
Total current liabilities	42,143	63,337

Liability related to deferred compensation plan, less current portion (Note 9)	21,851	21,764
Other long-term liabilities	19,714	16,676
Due to noncontrolling unitholders, less current portion	106,008	103,885
Total non-current liabilities	147,573	142,325
Total liabilities	189,716	205,662

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 30,546 and 30,166 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	305	302
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 10,811 and 11,151 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	1	1
Additional paid-in capital	234,185	232,644
Accumulated other comprehensive income	1,130	1,400
Retained earnings	21,053	16,923
Total stockholders' equity of Duff & Phelps Corporation	256,674	251,270
Noncontrolling interest	90,692	91,294
Total stockholders' equity	347,366	342,564
Total liabilities and stockholders' equity	$537,082	$548,226

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net income	$18,574	$19,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,934	7,410
Equity-based compensation	17,092	15,824
Bad debt expense	1,920	1,141
Net deferred income taxes	5,919	4,741
Other	2,448	104
Changes in assets and liabilities providing/(using) cash:
Accounts receivable	(5,236)	4,765
Unbilled services	(15,416)	(4,544)
Prepaid expenses and other current assets	1,777	(31)
Other assets	2,453	(597)
Accounts payable and accrued expenses	(4,674)	(3,506)
Accrued compensation and benefits	(18,201)	(14,507)
Deferred revenues	1,994	(113)
Other liabilities	(1,172)	395
Net cash provided by operating activities	15,412	30,465

Cash flows from investing activities:
Purchases of property and equipment	(6,410)	(4,998)
Business acquisitions, net of cash acquired	(5,891)	(11,807)
Purchases of investments	(3,500)	(3,175)
Net cash used in investing activities	(15,801)	(19,980)

Cash flows from financing activities:
Repurchases of Class A common stock	(24,114)	(8,608)
Dividends	(7,502)	(5,480)
Distributions and other payments to noncontrolling unitholders	(4,306)	(4,828)
Proceeds from exercises of IPO Options	267	82
Other	—	(3)
Net cash used in financing activities	(35,655)	(18,837)

Effect of exchange rate on cash and cash equivalents	310	(161)

Net decrease in cash and cash equivalents	(35,734)	(8,513)
Cash and cash equivalents at beginning of period	113,328	107,311
Cash and cash equivalents at end of period	$77,594	$98,798

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

Comprehensive income
Net income for the nine months ended September 30, 2011	18,574	$18,574	—	—	—	—	—	—	11,569	7,005
Currency translation adjustment	(307)	(307)	—	—	—	—	—	(209)	—	(98)
Amortization of post-retirement benefits, net of tax	(81)	(81)	—	—	—	—	—	(61)	—	(20)
Total comprehensive income	18,186	$18,186	—	—	—	—	—	(270)	11,569	6,887

Issuance of Class A common stock for acquisitions	2,925		224	2	—	—	2,174	—	—	749
Exchange of New Class A Units	(1)		331	3	(331)	—	(4)	—	—	—
Net issuance of restricted stock awards	(4,874)		1,666	16	—	—	(3,608)	—	—	(1,282)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	451		—	—	—	—	451	—	—	—
Issuance for exercises of IPO Options	113		7	—	—	—	83	—	—	30
Forfeitures	(2)		(233)	(2)	(9)	—	—	—	—	—
Equity-based compensation	17,422		—	—	—	—	12,930	—	—	4,492
Income tax windfall/(shortfall) on equity-based compensation	867		—	—	—	—	867	—	—	—
Distributions to noncontrolling unitholders	(4,030)		—	—	—	—	(2,981)	—	—	(1,049)
Change in ownership interests between periods	—		—	—	—	—	5,503	—	—	(5,503)
Deferred tax asset effective tax rate conversion	406		—	—	—	—	371	—	—	35
Repurchases of Class A common stock pursuant to publicly announced program	(19,222)		(1,615)	(16)	—	—	(14,245)	—	—	(4,961)
Dividends on Class A common stock	(7,439)		—	—	—	—	—	—	(7,439)	—
Balance as of September 30, 2011	$347,366		30,546	$305	10,811	$1	$234,185	$1,130	$21,053	$90,692

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the nine months ended September 30, 2010	19,383	$19,383	—	—	—	—	—	—	10,889	8,494
Currency translation adjustment	(238)	(238)	—	—	—	—	—	(155)	—	(83)
Amortization of post-retirement benefits	39	39	—	—	—	—	—	26	—	13
Total comprehensive income	19,184	$19,184	—	—	—	—	—	(129)	10,889	8,424

Sale of Class A common stock	(3)		—	—	—	—	(3)	—	—	—
Issuance of Class A common stock for acquisitions	1,204		93	1	—	—	827	—	—	376
Exchange of New Class A Units	—		45	—	(45)	—	—	—	—	—
Net issuance of restricted stock awards	(2,577)		1,354	13	—	—	(1,777)	—	—	(813)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	62		—	—	—	—	62	—	—	—
Issuance for exercise of IPO Options	66		4	—	—	—	45	—	—	21
Forfeitures	(2)		(222)	(2)	(31)	—	—	—	—	—
Equity-based compensation	16,316		—	—	—	—	11,178	—	—	5,138
Income tax benefit on equity-based compensation	72		—	—	—	—	72	—	—	—
Distributions to noncontrolling unitholders	(5,480)		—	—	—	—	(3,755)	—	—	(1,725)
Change in ownership interests between periods	—		—	—	—	—	4,113	—	—	(4,113)
Deferred tax asset effective tax rate conversion	(1,411)		—	—	—	—	(1,007)	—	—	(404)
Repurchases of Class A common stock pursuant to publicly announced program	(6,017)		(444)	(4)	—	—	(4,131)	—	—	(1,882)
Dividends on Class A common stock	(4,778)		—	—	—	—	—	—	(4,778)	—
Balance as of September 30, 2010	$330,393		28,120	$281	12,898	$1	$212,834	$564	$12,820	$103,893

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

Recent Accounting Pronouncements

Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition-Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to ASU 2009-13. The adoption of ASU 2009-13 did not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This update is the result of the work by the FASB and the International Accounting Standards Board ("IASB") to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards ("IFRSs"). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update become effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income ("OCI"). The ASU does not change the items that must be reported in OCI. The FASB's issuance of ASU 2011-05 represents another step toward its goal of convergence with IFRSs. The amendments in this update should be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

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

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 73.9% at September 30, 2011. The noncontrolling unitholders' interest in D&P Acquisitions totaled 26.1% at September 30, 2011.

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

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2010	30,166	11,151	41,317
Issuance of Class A common stock for acquisitions	224	—	224
Exchange to Class A common stock	331	(331)	—
Net issuance of restricted stock awards	1,666	—	1,666
Issuance for exercises of IPO Options	7	—	7
Repurchases of Class A common stock pursuant to publicly announced program	(1,615)	—	(1,615)
Forfeitures	(233)	(9)	(242)
As of September 30, 2011	30,546	10,811	41,357

Percent of total
December 31, 2010	73.0%	27.0%	100%
September 30, 2011	73.9%	26.1%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income before income taxes	$9,091	$9,207	$26,849	$27,549
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	243	618	(103)	(712)
Income before income taxes, as adjusted	9,334	9,825	26,746	26,837
Ownership percentage of noncontrolling interest(d)	25.8%	31.4%	26.2%	31.7%
Net income attributable to noncontrolling interest	2,404	3,088	7,005	8,494
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	6,930	6,737	19,741	18,343
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,898)	(2,628)	(8,172)	(7,454)
Net income attributable to Duff & Phelps Corporation	$4,032	$4,109	$11,569	$10,889
________________________

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $2,655 and $2,010 for the three months ended September 30, 2011 and 2010, respectively, and $8,275 and $8,166 for the nine months ended September 30, 2011 and 2010, respectively.

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

Distributions and Other Payments to Noncontrolling Unitholders

The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Distributions for taxes	$1,502	$3,359
Other distributions	2,804	2,121
Payments pursuant to the Tax Receivable Agreement	—	—
	$4,306	$5,480

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

As of September 30, 2011, the Company recorded a liability of $111,650, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $5,642 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$4,032	$4,109	$11,569	$10,889
Earnings allocated to participating securities	(205)	(283)	(514)	(672)
Earnings available for common stockholders	$3,827	$3,826	$11,055	$10,217

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	26,945	24,873	27,050	24,972

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	26,945	24,873	27,050	24,972
Add dilutive effect of the following:
Restricted stock awards and units	115	81	784	769
Dilutive weighted average shares of Class A common stock	27,060	24,954	27,834	25,741

Basic income per share of Class A common stock	$0.14	$0.15	$0.41	$0.41

Diluted income per share of Class A common stock	$0.14	$0.15	$0.40	$0.40

Anti-dilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average IPO Options outstanding	1,631	1,707	1,641	1,763

The potential dilutive effect of the Company's performance-vesting restricted stock awards and units were excluded from the calculation as the performance conditions had not been met as of the period ended September 30, 2011.

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Weighted average New Class A Units outstanding	10,813	12,903	10,962	12,932

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

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units(1)	$(139)	$23	$(116)	$(46)	$265	$219
IPO Options(1)	(280)	164	(116)	(38)	210	172
Ongoing RSAs	4,956	632	5,588	3,514	529	4,043
Total	$4,537	$819	$5,356	$3,430	$1,004	$4,434

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units(1)	$(239)	$210	$(29)	$517	$1,184	$1,701
IPO Options	(2)	272	270	633	634	1,267
Ongoing RSAs	14,222	2,629	16,851	10,212	2,644	12,856
Total	$13,981	$3,111	$17,092	$11,362	$4,462	$15,824
___________________

(1)	The credit to expense is the result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period.

Legacy Units

The following table summarizes activity for New Class A Units attributable to equity-based compensation during the nine months ended September 30, 2011:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2010	1,530
Redeemed or exchanged	(331)
Forfeited	(9)
Balance as of September 30, 2011	1,190

Vested	1,095
Unvested	95

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

IPO Options

The following table summarizes option activity during the nine months ended September 30, 2011:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	1,661	$7.33
Exercised	(7)	7.33
Forfeited	(28)	7.33
Balance as of September 30, 2011	1,626	$7.33

Vested	1,626
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	6.00
Total intrinsic value of exercised options	$9
Total fair value of vested options	$11,918
Aggregate intrinsic value of outstanding options	$—

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

During the nine months ended September 30, 2011, the Company issued 2,012 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 2,012 Ongoing RSAs granted, 205 awards are performance-vesting restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 2,012 Ongoing RSAs granted, 140 restricted stock awards and 130 performance-vesting restricted stock awards were granted to executives on March 2, 2011 and March 11, 2011, respectively. For grants made to executives, the restrictions on transfer and forfeiture provisions on 65 of the restricted stock awards are eliminated annually over three years based on ratable vesting and the restrictions on 75 of the restricted stock awards lapse after three years. In addition, 30 restricted stock awards were granted to members of the board of directors on May 12, 2011. The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	3,432	$15.13	303	$15.03
Granted	1,712	15.18	95	15.71
Converted to Class A common stock upon lapse of restrictions	(895)	13.39	(88)	12.84
Forfeited	(233)	16.30	(17)	15.70
Balance as of September 30, 2011	4,016	$15.47	293	$15.80

Vested	—		—
Unvested	4,016		293

	Performance- Vesting Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	—	$—	—	$—
Granted	183	7.52	22	7.83
Balance as of September 30, 2011	183	$7.52	22	$7.83

Vested	—		—
Unvested	183		22

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 2% and 21% as of September 30, 2011 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $30,148 at September 30, 2011. A tax benefit of $5,391 and $1,971 was recognized for IPO Options and Ongoing RSAs for the nine months ended September 30, 2011 and 2010, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.	FAIR VALUE MEASUREMENTS

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$22,598	$—	$22,598
Total assets	$—	$22,598	$—	$22,598

Benefits payable in conjunction with deferred compensation plan	$—	$22,354	$—	$22,354
Total liabilities	$—	$22,354	$—	$22,354

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,151	$—	$23,151
Total assets	$—	$23,151	$—	$23,151

Benefits payable in conjunction with deferred compensation plan	$—	$23,078	$—	$23,078
Total liabilities	$—	$23,078	$—	$23,078

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

On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011 and (iv) the fourth amendment to credit agreement dated as of October 13, 2011 (collectively, the “Credit Agreement”). As of September 30, 2011, the Credit Agreement provided for a $30,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit. The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date was originally July 15, 2012. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

On October 13, 2011, the Credit Agreement was amended in which (i) the commitments under the Credit Agreement were increased from $30,000 to $75,000 ("Amended Credit Facility"), (ii) the maturity date of the Credit Agreement was extended from July 15, 2012 to October 13, 2016, (iii) the pricing of the revolving loans was revised by adding two pricing levels and adjusting downward the applicable rate of interest and adjusting upward the applicable rate of unused fees and (iv) the financial covenants and the indebtedness covenant and certain definitions used therein were revised. The revised covenants and rates are applicable as of the quarter ended September 30, 2011.

There were no amounts outstanding under the Credit Facility at September 30, 2011 or through the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2011, the Company had $4,110 of outstanding letters of credit of which $3,685 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Amended Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at September 30, 2011, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of September 30, 2011.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 8.	INCOME TAXES

The Company's effective tax rate is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Provision for income taxes	$2,655	$2,010	$8,275	$8,166
Effective income tax rate	29.2%	21.8%	30.8%	29.6%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2010	$535
Additional based on tax positions related to the current year	84
Lapse of statute of limitations	(155)
Additional based on tax positions related to prior years	12
Balance as of September 30, 2011	$476

The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Duff & Phelps, LLC and D&P Acquisitions are open for federal income tax purposes from 2008 forward. These entities are not subject to federal income taxes as they are flow-through entities. The Company is open for federal income tax purposes beginning in 2008.

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

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. As a result, the Company incurred restructuring charges of $3,091 and $3,995 during the three and nine months ended September 30, 2011, respectively. These initiatives were substantially completed by September 30, 2011, except for $95 of additional severance and benefit charges expected to be incurred during the three months ended December 31, 2011. The portion of the charges related to office consolidations was estimated based on the discounted future cash flows of rent expense that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. The portion of the charges related to workforce reductions represent termination benefits. A reconciliation of the liabilities for restructuring charges is summarized as follows:

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2010	$—	$—	$—
Restructuring charges	3,436	559	3,995
Adjustments to deferred rent	624	—	624
Cash payments	(305)	(362)	(667)
Balance as of September 30, 2011	$3,755	$197	$3,952

Note 11.	COMMITMENTS AND CONTINGENCIES

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Financial Advisory
Revenues (excluding reimbursables)	$61,778	$55,741	$181,112	$169,898
Segment operating income	$10,995	$6,568	$30,364	$22,205
Segment operating income margin	17.8%	11.8%	16.8%	13.1%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$13,371	$10,008	$41,271	$32,222
Segment operating income	$2,821	$1,929	$9,345	$6,438
Segment operating income margin	21.1%	19.3%	22.6%	20.0%

Investment Banking
Revenues (excluding reimbursables)	$16,879	$18,678	$42,577	$60,213
Segment operating income	$1,614	$3,665	$946	$13,772
Segment operating income margin	9.6%	19.6%	2.2%	22.9%

Totals
Revenues (excluding reimbursables)	$92,028	$84,427	$264,960	$262,333

Segment operating income	$15,430	$12,162	$40,655	$42,415
Net client reimbursable expenses	(20)	73	(123)	(60)
Equity-based compensation associated with Legacy Units and IPO Options	232	(391)	(241)	(2,968)
Depreciation and amortization	(2,878)	(2,567)	(7,934)	(7,410)
Acquisition retention expenses	(221)	—	(600)	—
Restructuring charges	(3,091)	—	(3,995)	—
Merger and acquisition costs	(335)	(76)	(801)	(397)
Charge from realignment of senior management	—	—	—	(3,040)
Charge from impairment of certain intangible assets	—	—	—	(674)
Operating income	$9,117	$9,201	$26,961	$27,866

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues attributable to geographic area is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
North America	$85,630	$77,331	$243,734	$233,248
Europe	5,508	6,226	18,172	26,308
Asia	890	870	3,054	2,777
Revenues (excluding reimbursables)	$92,028	$84,427	$264,960	$262,333

There was no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the three months ended September 30, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $3,015 and $2,950 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively. In the nine months ended September 30, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,073 and $7,142 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Distributions for taxes	$398	$751
Other distributions	868	615
	$1,266	$1,366

Distributions for taxes and other distributions are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services in which the Company recorded $122 of revenues during the nine months ended September 30, 2011.

Vestar Capital Partners

Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Distributions for taxes	$543	$1,036
Other distributions	1,206	854
	$1,749	$1,890

Distributions for taxes and other distributions are further described in Note 3.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 14.	SUBSEQUENT EVENTS

Amendment to Credit Agreement

On October 13, 2011, as further detailed in "Note 7. Long-Term Debt," the Company entered into a fourth amendment to its Credit Agreement dated as of July 15, 2009 (as amended by (i) the First Amendment to Credit Agreement dated as of November 8, 2010, (ii) the Second Amendment to Credit Agreement dated as of February 23, 2011 and (iii) the Third Amendment to Credit Agreement dated as of August 15, 2011) (the “Credit Agreement”), with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto.

Pursuant to the amendment, (i) the commitments under the Credit Agreement were increased from $30,000 to $75,000, (ii) the maturity date of the Credit Agreement was extended from July 15, 2012 to October 13, 2016, (iii) the pricing of the revolving loans was revised by adding two pricing levels and adjusting downward the applicable rate of interest and adjusting upward the applicable rate of unused fees and (iv) the financial covenants and the indebtedness covenant and certain definitions used therein were revised.

Acquisition of MCR

On October 31, 2011, the Company acquired substantially all of the assets of MCR and related entities, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. MCR employs 123 client service professionals, including 19 partners and directors. MCR generated £21.1 million or $33.9 million of revenues excluding reimbursable expenses for its fiscal year ended June 30, 2011. MCR will be included within the Investment Banking segment.

Consideration comprises (a) $26,200 in cash paid at closing, (b) $8,000 in shares of the Company's Class A common stock issued at closing and (c) up to £4,625 of consideration contingent upon certain revenue and gross margin thresholds to be achieved in equal installments on the first and second anniversary dates of the closing dependent upon actual results. The cash paid at closing was funded from existing balances.

As a result of the proximity between the closing of this transaction and the filing of this Quarterly Report on Form 10-Q, the initial accounting has not yet been completed and supplemental pro forma information will be provided in forthcoming filings.

Declaration of Quarterly Dividend

On November 1, 2011, the Company announced that its board of directors had declared a quarterly dividend of $0.08 per share on its outstanding Class A common stock. The dividend is payable on December 2, 2011 to shareholders of record on November 22, 2011. Concurrent with the payment of the dividend, the Company will also be distributing $0.08 per unit to holders of New Class A Units.

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

We provide services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking.

Financial Advisory	Alternative Asset Advisory (Formerly Corporate Finance Consulting)	Investment Banking

Valuation Advisory	Portfolio Valuation	M&A Advisory

Tax Services	Complex Asset Solutions (Formerly Financial Engineering)	Transaction Opinions

Dispute & Legal Management Consulting	Due Diligence	Global Restructuring Advisory

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

Results of Operations

Three months ended September 30, 2011 versus three months ended September 30, 2010

The results of operations are summarized as follows:

	Three Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Revenues	$92,028	$84,427	$7,601	9.0%
Reimbursable expenses	2,395	2,403	(8)	(0.3)%
Total revenues	94,423	86,830	7,593	8.7%

Direct client service costs
Compensation and benefits(1)	50,705	48,369	2,336	4.8%
Other direct client service costs	2,050	1,342	708	52.8%
Acquisition retention expenses(2)	221	—	221	N/A
Reimbursable expenses	2,415	2,330	85	3.6%
	55,391	52,041	3,350	6.4%

Operating expenses
Selling, general and administrative(3)	23,611	22,945	666	2.9%
Depreciation and amortization	2,878	2,567	311	12.1%
Restructuring charges	3,091	—	3,091	N/A
Merger and acquisition costs	335	76	259	340.8%
	29,915	25,588	4,327	16.9%

Operating income	9,117	9,201	(84)	(0.9)%

Other expense/(income), net
Interest income	(14)	(29)	15	(51.7)%
Interest expense	30	66	(36)	(54.5)%
Other expense	10	(43)	53	(123.3)%
	26	(6)	32	(533.3)%

Income before income taxes	9,091	9,207	(116)	(1.3)%
Provision for income taxes	2,655	2,010	645	32.1%
Net income	6,436	7,197	(761)	(10.6)%
Less: Net income attributable to noncontrolling interest	2,404	3,088	(684)	(22.2)%
Net income attributable to Duff & Phelps Corporation	$4,032	$4,109	$(77)	(1.9)%

Other financial and operating data
Adjusted EBITDA(4)	$15,410	$12,235	$3,175	26.0%
Adjusted EBITDA(4) as a percentage of revenues	16.7%	14.5%	2.2%	15.2%
Adjusted Pro Forma Net Income(4)	$7,449	$5,697	$1,752	30.8%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(4)	$0.20	$0.15	$0.05	33.3%
End of period managing directors	165	158	7	4.4%
End of period client service professionals	829	789	40	5.1%
__________________________

(1)	Compensation and benefits include $4,316 and $3,430 of equity-based compensation expense for the three months ended September 30, 2011 and 2010, respectively.

(2)	Acquisition retention expenses include $221 of equity-based compensation expense for the three months ended September 30, 2011.

(3)	Selling, general and administrative expenses include $819 and $1,004 of equity-based compensation expense for the three months ended September 30, 2011 and 2010, respectively.

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

Adjusted EBITDA, as defined by the Company and reconciled below, as applicable, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses, (i) restructuring charges and (j) merger and acquisition costs:

Reconciliation of Adjusted EBITDA
	Three Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to Duff & Phelps Corporation	$4,032	$4,109
Net income attributable to noncontrolling interest	2,404	3,088
Provision for income taxes	2,655	2,010
Other expense/(income), net	26	(6)
Depreciation and amortization	2,878	2,567
Equity-based compensation associated with Legacy Units and IPO Options	(232)	391
Acquisition retention expenses	221	—
Restructuring charges	3,091	—
Merger and acquisition costs	335	76
Adjusted EBITDA	$15,410	$12,235

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, as applicable, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f)

restructuring charges, (g) merger and acquisition costs, and less (h) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to Duff & Phelps Corporation	$4,032	$4,109
Net income attributable to noncontrolling interest(a)	2,404	3,088
Equity-based compensation associated with Legacy Units and IPO Options(b)	(232)	391
Acquisition retention expenses(c)	221	—
Restructuring charges(d)	3,091	—
Merger and acquisition costs(d)	335	76
Adjustment to provision for income taxes(e)	(2,402)	(1,967)
Adjusted Pro Forma Net Income, as defined	$7,449	$5,697

Fully diluted weighted average shares of Class A common stock	27,060	24,954
Weighted average New Class A Units outstanding	10,813	12,903
Pro forma fully exchanged, fully diluted shares outstanding(f)	37,873	37,857

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.20	$0.15
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

(d)	Represents elimination of the following: restructuring charges or merger and acquisition costs.

(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% and 40.6% for the full year, respectively, as applied to the three month ended September 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. For the three months ended September 30, 2011 and 2010, the pro forma tax rates of 40.4% and 41.1% reflect a true-up adjustment, if any, relating to the six months ended June 30, 2011 and 2010, respectively. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

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

Revenues

Revenues excluding reimbursable expenses increased $7,601 or 9.0% to $92,028 for the three months ended September 30, 2011, compared to $84,427 for the three months ended September 30, 2010. The increase in revenues primarily resulted from an increase in revenues from our Financial Advisory and Alternative Asset Advisory segments, partially offset by a decrease in revenues from our Investment Banking segment, as summarized in the following table:

	Three Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,887	$34,013	$(126)	(0.4)%
Tax Services	9,572	11,157	(1,585)	(14.2)%
Dispute & Legal Management Consulting(1)	18,319	10,571	7,748	73.3%
	61,778	55,741	6,037	10.8%
Alternative Asset Advisory
Portfolio Valuation	6,730	4,455	2,275	51.1%
Complex Asset Solutions(2)	3,998	2,481	1,517	61.1%
Due Diligence	2,643	3,072	(429)	(14.0)%
	13,371	10,008	3,363	33.6%
Investment Banking
M&A Advisory(3)	5,741	4,604	1,137	24.7%
Transaction Opinions	7,466	6,711	755	11.3%
Global Restructuring Advisory	3,672	7,363	(3,691)	(50.1)%
	16,879	18,678	(1,799)	(9.6)%
Total Revenues (excluding reimbursables)	$92,028	$84,427	$7,601	9.0%
__________________________

(1)	For the three months ended September 30, 2011, Dispute & Legal Management Consulting includes revenues from our acquisition of June Consulting Group effective December 15, 2010.

(2)	For the three months ended September 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

(3)
For the three months ended September 30, 2011, M&A Advisory includes revenues from our acquisition of Growth Capital Partners effective June 30, 2011. Growth Capital Partners is a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition added 22 client service professionals of which seven are managing directors.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Tax Services and to a lesser extent Valuation Advisory. Revenues from Dispute & Legal Management Consulting increased primarily from increased headcount and higher utilization due to increased demand to support financial services and intellectual property related litigation activity. In addition, this demand is driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from revenues associated with our acquisition of June Consulting Group effective December 15, 2010.

Revenues from Valuation Advisory decreased slightly primarily from continued weakness in Europe, partially offset by growth domestically. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services.

Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation and Complex Asset Solutions. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Revenues from our Due Diligence business decreased as a result of fewer engagements during the quarter.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory, partially offset by an increase in revenues from M&A Advisory and Transaction Opinions. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher average fee per transaction opinion earned during the period related to transactions requiring fairness and solvency opinions. The increase in revenues from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by the timing of success fees due to the lumpy nature of this business.

Our client service headcount increased to 829 client service professionals at September 30, 2011, compared to 785 client service professionals at December 31, 2010. The increase in headcount primarily resulted from our acquisition of Growth Capital Partners, the hiring of a new class of campus recruits and other targeted hiring of professionals with specific experience. These increases were partially offset by attrition. In addition, we had 165 client service managing directors at September 30, 2011, compared to 157 at December 31, 2010. The increase in managing directors primarily resulted from our acquisition of Growth Capital Partners.

Direct Client Service Costs

Direct client service costs increased $3,350 or 6.4% to $55,391 for the three months ended September 30, 2011, compared to $52,041 for the three months ended September 30, 2010. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Three Months Ended
	September 30, 2011	September 30, 2010
Revenues (excluding reimbursables)	$92,028	$84,427

Total direct client service costs	$55,391	$52,041
Less: equity-based compensation associated with Legacy Units and IPO Options	419	84
Less: acquisition retention expenses	(221)	—
Less: reimbursable expenses	(2,415)	(2,330)
Direct client service costs, as adjusted	$53,174	$49,795

Direct client service costs, as adjusted, as a percentage of revenues	57.8%	59.0%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods, accrued benefits and equity-based compensation from grants of Ongoing RSAs, partially offset by lower benefit-related costs.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

Operating Expenses

Operating expenses increased $4,327 or 16.9% to $29,915 for the three months ended September 30, 2011, compared to $25,588 for the three months ended September 30, 2010. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges, and merger and acquisition costs:

	Three Months Ended
	September 30, 2011	September 30, 2010
Revenues (excluding reimbursables)	$92,028	$84,427

Total operating expenses	$29,915	$25,588
Less: equity-based compensation associated with Legacy Units and IPO Options	(187)	(475)
Less: depreciation and amortization	(2,878)	(2,567)
Less: restructuring charges	(3,091)	—
Less: merger and acquisition costs	(335)	(76)
Operating expenses, as adjusted	$23,424	$22,470

Operating expenses, as adjusted, as a percentage of revenues	25.5%	26.6%

Operating expenses, as adjusted, increased between periods primarily from marketing costs related to print media and advertising.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. As a result, the Company incurred restructuring charges of $3,091 during the three months September 30, 2011. These initiatives were substantially completed by September 30, 2011, except for $95 of additional severance and benefit charges expected to be incurred during the three months ended December 31, 2011. The portion of the charges related to office consolidations was estimated based on the discounted future cash flows of rent expense that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. The portion of the charges related to workforce reductions represent termination benefits.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

Provision for Income Taxes

The provision for income taxes was $2,655 or 29.2% of income before income taxes for the three months ended September 30, 2011, compared to $2,010 or 21.8% of income before income taxes for the three months ended September 30, 2010. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. During the three months ended September 30, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 25.8% and 31.4% for the three months ended September 30, 2011 and 2010, respectively.

Segment Results - Three months ended September 30, 2011 versus three months ended September 30, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$61,778	$55,741	$6,037	10.8%
Segment operating income	$10,995	$6,568	$4,427	67.4%
Segment operating income margin	17.8%	11.8%	6.0%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$13,371	$10,008	$3,363	33.6%
Segment operating income	$2,821	$1,929	$892	46.2%
Segment operating income margin	21.1%	19.3%	1.8%

Investment Banking
Revenues (excluding reimbursables)	$16,879	$18,678	$(1,799)	(9.6)%
Segment operating income	$1,614	$3,665	$(2,051)	(56.0)%
Segment operating income margin	9.6%	19.6%	(10.0)%

Totals
Revenues (excluding reimbursables)	$92,028	$84,427

Segment operating income	$15,430	$12,162
Net client reimbursable expenses	(20)	73
Equity-based compensation from Legacy Units and IPO Options	232	(391)
Depreciation and amortization	(2,878)	(2,567)
Acquisition retention expenses	(221)	—
Restructuring charges	(3,091)	—
Merger and acquisition costs	(335)	(76)
Operating income	$9,117	$9,201

Average Client Service Professionals
Financial Advisory	576	574	2	0.3%
Alternative Asset Advisory	98	79	19	24.1%
Investment Banking	147	124	23	18.5%
Total	821	777	44	5.7%

End of Period Client Service Professionals
Financial Advisory	580	583	(3)	(0.5)%
Alternative Asset Advisory	100	78	22	28.2%
Investment Banking	149	128	21	16.4%
Total	829	789	40	5.1%

Revenue per Client Service Professional
Financial Advisory	$107	$97	$10	10.3%
Alternative Asset Advisory	$136	$127	$9	7.1%
Investment Banking	$115	$151	$(36)	(23.8)%
Total	$112	$109	$3	2.8%

Results of Operations by Segment – Continued

	Three Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Utilization(1)
Financial Advisory	71.2%	65.9%	5.3%	8.0%
Alternative Asset Advisory	58.6%	63.3%	(4.7)%	(7.4)%

Rate-Per-Hour(2)
Financial Advisory	$338	$344	$(6)	(1.7)%
Alternative Asset Advisory	$501	$478	$23	4.8%

Revenues (excluding reimbursables)
Financial Advisory	$61,778	$55,741	$6,037	10.8%
Alternative Asset Advisory	13,371	10,008	3,363	33.6%
Investment Banking	16,879	18,678	(1,799)	(9.6)%
Total	$92,028	$84,427	$7,601	9.0%

Average Managing Directors
Financial Advisory	91	97	(6)	(6.2)%
Alternative Asset Advisory	25	24	1	4.2%
Investment Banking	48	40	8	20.0%
Total	164	161	3	1.9%

End of Period Managing Directors
Financial Advisory	90	95	(5)	(5.3)%
Alternative Asset Advisory	25	23	2	8.7%
Investment Banking	50	40	10	25.0%
Total	165	158	7	4.4%

Revenue per Managing Director
Financial Advisory	$679	$575	$104	18.1%
Alternative Asset Advisory	$535	$417	$118	28.3%
Investment Banking	$352	$467	$(115)	(24.6)%
Total	$561	$524	$37	7.1%
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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $3,015 and $2,950 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended September 30, 2011 and 2010, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $6,037 or 10.8% to $61,778 for the three months ended September 30, 2011, compared to $55,741 for the three months ended September 30, 2010, as summarized in the following table:

	Three Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,887	$34,013	$(126)	(0.4)%
Tax Services	9,572	11,157	(1,585)	(14.2)%
Dispute & Legal Management Consulting(1)	18,319	10,571	7,748	73.3%
	$61,778	$55,741	$6,037	10.8%
__________________________

(1)	For the three months ended September 30, 2011, Dispute & Legal Management Consulting includes revenues from our acquisition of June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Tax Services and to a lesser extent Valuation Advisory. Revenues from Dispute & Legal Management Consulting increased primarily from increased headcount and higher utilization due to increased demand to support financial services and intellectual property related litigation activity. In addition, this demand is driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from revenues associated with our acquisition of June Consulting Group effective December 15, 2010.

Revenues from Valuation Advisory decreased slightly primarily from continued weakness in Europe, partially offset by growth domestically. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services.

Segment Operating Income
Financial Advisory segment operating income increased $4,427 or 67.4% to $10,995 for the three months ended September 30, 2011, compared to $6,568 for the three months ended September 30, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.8% for the three months ended September 30, 2011, compared to 11.8% for the three months ended September 30, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct costs.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $3,363 or 33.6% to $13,371 for the three months ended September 30, 2011, compared to $10,008 for the three months ended September 30, 2010, as summarized in the following table:

	Three Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$6,730	$4,455	$2,275	51.1%
Complex Asset Solutions(1)	3,998	2,481	1,517	61.1%
Due Diligence	2,643	3,072	(429)	(14.0)%
	$13,371	$10,008	$3,363	33.6%
__________________________

(1)	For the three months ended September 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation and Complex Asset Solutions. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Revenues from our Due Diligence business decreased as a result of fewer engagements during the quarter.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $892 or 46.2% to $2,821 for the three months ended September 30, 2011, compared to $1,929 for the three months ended September 30, 2010. Segment operating income margin was 21.1% for the three months ended September 30, 2011, compared to 19.3% for the three months ended September 30, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct costs and to a lesser extent higher allocated costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment decreased $1,799 or 9.6% to $16,879 for the three months ended September 30, 2011, compared to $18,678 for the three months ended September 30, 2010, as summarized in the following table:

	Three Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory(1)	$5,741	$4,604	$1,137	24.7%
Transaction Opinions	7,466	6,711	755	11.3%
Global Restructuring Advisory	3,672	7,363	(3,691)	(50.1)%
	$16,879	$18,678	$(1,799)	(9.6)%
__________________________

(1)
For the three months ended September 30, 2011, M&A Advisory includes revenues from our acquisition of Growth Capital Partners effective June 30, 2011. Growth Capital Partners is a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition added 22 client service professionals of which seven are managing directors.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory, partially offset by an increase in revenues from M&A Advisory and Transaction Opinions. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. Transaction Opinions primarily benefited from an increase in revenues from a higher average fee per transaction opinion earned during the period related to transactions requiring fairness and solvency opinions. The increase in revenues from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by the timing of success fees due to the lumpy nature of this business.

Segment Operating Income
Operating income from the Investment Banking segment decreased $2,051 or 56.0% to $1,614 for the three months ended September 30, 2011, compared to $3,665 for the three months ended September 30, 2010. Operating income margin was 9.6% for the three months ended September 30, 2011, compared to 19.6% for the three months ended September 30, 2010. The decrease in segment operating income primarily resulted from lower revenues.

Nine months ended September 30, 2011 versus nine months ended September 30, 2010

The results of operations are summarized as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Revenues	$264,960	$262,333	$2,627	1.0%
Reimbursable expenses	7,361	7,163	198	2.8%
Total revenues	272,321	269,496	2,825	1.0%

Direct client service costs
Compensation and benefits(1)	146,672	147,382	(710)	(0.5)%
Other direct client service costs	4,959	5,211	(252)	(4.8)%
Acquisition retention expenses(2)	600	—	600	N/A
Reimbursable expenses	7,484	7,223	261	3.6%
	159,715	159,816	(101)	(0.1)%

Operating expenses
Selling, general and administrative(3)	72,915	73,333	(418)	(0.6)%
Depreciation and amortization	7,934	7,410	524	7.1%
Restructuring charges	3,995	—	3,995	N/A
Merger and acquisition costs	801	397	404	101.8%
Charge from impairment of certain intangible assets	—	674	(674)	(100.0)%
	85,645	81,814	3,831	4.7%

Operating income	26,961	27,866	(905)	(3.2)%

Other expense/(income), net
Interest income	(69)	(106)	37	(34.9)%
Interest expense	178	234	(56)	(23.9)%
Other expense	3	189	(186)	(98.4)%
	112	317	(205)	(64.7)%

Income before income taxes	26,849	27,549	(700)	(2.5)%
Provision for income taxes	8,275	8,166	109	1.3%
Net income	18,574	19,383	(809)	(4.2)%
Less: Net income attributable to noncontrolling interest	7,005	8,494	(1,489)	(17.5)%
Net income attributable to Duff & Phelps Corporation	$11,569	$10,889	680	6.2%

Other financial and operating data
Adjusted EBITDA(4)	$40,532	$42,355	$(1,823)	(4.3)%
Adjusted EBITDA(4) as a percentage of revenues	15.3%	16.1%	(0.8)%	(5.0)%
Adjusted Pro Forma Net Income(4)	$19,297	$20,182	$(885)	(4.4)%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(4)	$0.50	$0.52	$(0.02)	(3.8)%
End of period managing directors	165	158	7	4.4%
End of period client service professionals	829	789	40	5.1%
__________________________

(1)	Compensation and benefits include $13,381 and $11,362 of equity-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Acquisition retention expenses include $600 of equity-based compensation expense for the nine months ended September 30, 2011.

(3)	Selling, general and administrative expenses include $3,111 and $4,462 of equity-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.

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

Adjusted EBITDA, as defined by the Company and reconciled below, as applicable, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) provision for income taxes, (c) other expense/(income), net, (d) depreciation and amortization, (e) charges from impairment of intangible assets, (f) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (g) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (h) acquisition retention expenses, (i) restructuring charges and (j) merger and acquisition costs:

Reconciliation of Adjusted EBITDA
	Nine Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to Duff & Phelps Corporation	$11,569	$10,889
Net income attributable to noncontrolling interest	7,005	8,494
Provision for income taxes	8,275	8,166
Other expense/(income), net	112	317
Depreciation and amortization	7,934	7,410
Equity-based compensation associated with Legacy Units and IPO Options	241	2,968
Acquisition retention expenses	600	—
Restructuring charges	3,995	—
Merger and acquisition costs	801	397
Charge from realignment of senior management	—	3,040
Charge from impairment of certain intangible assets	—	674
Adjusted EBITDA	$40,532	$42,355

Adjusted Pro Forma Net Income, as defined by Duff & Phelps and reconciled below, as applicable, consists of net income or loss attributable to Duff & Phelps Corporation before (a) net income or loss attributable to the noncontrolling interest, (b) a non-recurring charge from the repayment and subsequent termination of our former credit agreement, (c) equity-based compensation associated with Legacy Units and IPO Options included in both compensation and benefits and in selling, general and administrative expenses, (d) acquisition retention expenses, (e) cash severance and equity-compensation expense from the acceleration of vesting of restricted stock awards due to the realignment of our senior management, (f) restructuring charges, (g) merger and acquisition costs, and less (h) pro forma corporate income tax applied at an assumed rate as specified in the applicable footnote (such assumed pro forma corporate income tax rate may fluctuate between periods and may include true-ups relating to prior periods, based on management estimates and judgments). Adjusted Pro Forma Net Income per share, as defined by Duff & Phelps, consists of Adjusted Pro Forma Net Income divided by the weighted average number of the Company's Class A and Class B shares for the applicable period, giving effect to the dilutive impact, if any, of stock options and restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”).

Reconciliation of Adjusted Pro Forma Net Income
	Nine Months Ended
	September 30, 2011	September 30, 2010
Net income attributable to Duff & Phelps Corporation	$11,569	$10,889
Net income attributable to noncontrolling interest(a)	7,005	8,494
Equity-based compensation associated with Legacy Units and IPO Options(b)	241	2,968
Acquisition retention expenses(c)	600	—
Restructuring charges(d)	3,995	—
Merger and acquisition costs(d)	801	397
Charge from realignment of senior management(d)	—	3,040
Adjustment to provision for income taxes(e)	(4,914)	(5,606)
Adjusted Pro Forma Net Income, as defined	$19,297	$20,182

Fully diluted weighted average shares of Class A common stock	27,834	25,741
Weighted average New Class A Units outstanding	10,962	12,932
Pro forma fully exchanged, fully diluted shares outstanding(f)	38,796	38,673

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.50	$0.52
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

(d)	Represents elimination of restructuring charges, merger and acquisition costs, or the charge incurred from the realignment of senior management.

(e)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% and 40.6% for the full year, respectively, as applied to the nine months ended September 30, 2011 and 2010, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

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

Revenues

Revenues excluding reimbursable expenses increased $2,627 or 1.0% to $264,960 for the nine months ended September 30, 2011, compared to $262,333 for the nine months ended September 30, 2010. The increase in revenues primarily resulted from an increase in revenues from our Financial Advisory and Alternative Asset Advisory segments, partially offset by a decrease in revenues from our Investment Banking segment, as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$104,105	$107,903	$(3,798)	(3.5)%
Tax Services	32,247	32,693	(446)	(1.4)%
Dispute & Legal Management Consulting(1)	44,760	29,302	15,458	52.8%
	181,112	169,898	11,214	6.6%
Alternative Asset Advisory
Portfolio Valuation	19,469	14,579	4,890	33.5%
Complex Asset Solutions(2)	13,444	9,962	3,482	35.0%
Due Diligence	8,358	7,681	677	8.8%
	41,271	32,222	9,049	28.1%
Investment Banking
M&A Advisory(3)	9,044	11,430	(2,386)	(20.9)%
Transaction Opinions	22,963	19,575	3,388	17.3%
Global Restructuring Advisory	10,570	29,208	(18,638)	(63.8)%
	42,577	60,213	(17,636)	(29.3)%
Total Revenues (excluding reimbursables)	$264,960	$262,333	$2,627	1.0%
__________________________

(1)
For the nine months ended September 30, 2011, Dispute & Legal Management Consulting includes approximately $6,600 of incremental revenues through June 15, 2011 from our acquisition of Cole Valuation Partners (effective June 15, 2010) and an additional amount from June Consulting Group effective December 15, 2010.

(2)	For the nine months ended September 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

(3)
For the nine months ended September 30, 2011, M&A Advisory includes revenues from our acquisition of Growth Capital Partners effective June 30, 2011. Growth Capital Partners is a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition added 22 client service professionals of which seven are managing directors.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Valuation Advisory and to a lesser extent Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from increased headcount and higher utilization due to increased demand to support financial services and intellectual property related litigation activity. In addition, this demand is driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from approximately $6,600 of incremental revenues through June 15, 2011 from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $7,600 of incremental revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work.

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008) and a reduction of transfer pricing services, partially offset by the timing and value of property tax contingent fees as compared to prior periods.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the second quarter.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory and M&A Advisory, partially offset by an increase in revenues from Transaction Opinions. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees, partially offset from revenues from our acquisition of Growth Capital Partners. Transaction Opinions primarily benefited from an increase in revenues from a higher average fee per transaction opinion earned during the period related to transactions requiring fairness and solvency opinions.

Our client service headcount increased to 829 client service professionals at September 30, 2011, compared to 785 client service professionals at December 31, 2010. The increase in headcount primarily resulted from our acquisition of Growth Capital Partners, the hiring of a new class of campus recruits and other targeted hiring of professionals with specific experience. These increases were partially offset by attrition. In addition, we had 165 client service managing directors at September 30, 2011, compared to 157 at December 31, 2010. The increase in managing directors primarily resulted from our acquisition of Growth Capital Partners.

Direct Client Service Costs

Direct client service costs decreased $101 or 0.1% to $159,715 for the nine months ended September 30, 2011, compared to $159,816 for the nine months ended September 30, 2010. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and a charge from the realignment of senior management:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Revenues (excluding reimbursables)	$264,960	$262,333

Total direct client service costs	$159,715	$159,816
Less: equity-based compensation associated with Legacy Units and IPO Options	241	(1,150)
Less: acquisition retention expenses	(600)	—
Less: reimbursable expenses	(7,484)	(7,223)
Less: charge from realignment of senior management	—	(540)
Direct client service costs, as adjusted	$151,872	$150,903

Direct client service costs, as adjusted, as a percentage of revenues	57.3%	57.5%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods and equity-based compensation from grants of Ongoing RSA, partially offset by lower severance expense.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

Operating Expenses

Operating expenses increased $3,831 or 4.7% to $85,645 for the nine months ended September 30, 2011, compared to $81,814 for the nine months ended September 30, 2010. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges, merger and acquisition costs, charge from realignment of senior management and a charge to impair certain intangible assets:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Revenues (excluding reimbursables)	$264,960	$262,333

Total operating expenses	$85,645	$81,814
Less: equity-based compensation associated with Legacy Units and IPO Options	(482)	(1,818)
Less: depreciation and amortization	(7,934)	(7,410)
Less: restructuring charges	(3,995)	—
Less: merger and acquisition costs	(801)	(397)
Less: charge from realignment of senior management	—	(2,500)
Less: charge from impairment of certain intangible assets	—	(674)
Operating expenses, as adjusted	$72,433	$69,015

Operating expenses, as adjusted, as a percentage of revenues	27.3%	26.3%

Operating expenses, as adjusted, increased between periods primarily from incremental operating expenses from (i) the addition of our Toronto office in conjunction with our acquisition of Cole & Partners effective June 15, 2010, (ii) the addition of Growth Capital Partners effective June 30, 2011, (iii) marketing costs related to print media and advertising and (iv) bad debts.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. As a result, the Company incurred restructuring charges of $3,995 during the nine months ended September 30, 2011. These initiatives were substantially completed by September 30, 2011, except for $95 of additional severance and benefit charges expected to be incurred during the three months ended December 31, 2011. The portion of the charges related to office consolidations was estimated based on the discounted future cash flows of rent expense that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. The portion of the charges related to workforce reductions represent termination benefits.

Provision for Income Taxes

The provision for income taxes was $8,275 or 30.8% of income before income taxes for the nine months ended September 30, 2011, compared to $8,166 or 29.6% of income before income taxes for the nine months ended September 30, 2010. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest

Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 26.2% and 31.7% for the nine months ended September 30, 2011 and 2010, respectively.

Segment Results - Nine months ended September 30, 2011 versus nine months ended September 30, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Nine Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$181,112	$169,898	$11,214	6.6%
Segment operating income	$30,364	$22,205	$8,159	36.7%
Segment operating income margin	16.8%	13.1%	3.7%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$41,271	$32,222	$9,049	28.1%
Segment operating income	$9,345	$6,438	$2,907	45.2%
Segment operating income margin	22.6%	20.0%	2.6%

Investment Banking
Revenues (excluding reimbursables)	$42,577	$60,213	$(17,636)	(29.3)%
Segment operating income	$946	$13,772	$(12,826)	(93.1)%
Segment operating income margin	2.2%	22.9%	(20.7)%

Totals
Revenues (excluding reimbursables)	$264,960	$262,333

Segment operating income	$40,655	$42,415
Net client reimbursable expenses	(123)	(60)
Equity-based compensation from Legacy Units and IPO Options	(241)	(2,968)
Depreciation and amortization	(7,934)	(7,410)
Acquisition retention expenses	(600)	—
Restructuring charges	(3,995)	—
Merger and acquisition costs	(801)	(397)
Charge from realignment of senior management	—	(3,040)
Charge from impairment of certain intangible assets	—	(674)
Operating income	$26,961	$27,866

Average Client Service Professionals
Financial Advisory	572	604	(32)	(5.3)%
Alternative Asset Advisory	93	85	8	9.4%
Investment Banking	136	128	8	6.3%
Total	801	817	(16)	(2.0)%

End of Period Client Service Professionals
Financial Advisory	580	583	(3)	(0.5)%
Alternative Asset Advisory	100	78	22	28.2%
Investment Banking	149	128	21	16.4%
Total	829	789	40	5.1%

Revenue per Client Service Professional
Financial Advisory	$317	$281	$36	12.8%
Alternative Asset Advisory	$444	$379	$65	17.2%
Investment Banking	$313	$470	$(157)	(33.4)%
Total	$331	$321	$10	3.1%

Results of Operations by Segment – Continued

	Nine Months Ended
	September 30, 2011	September 30, 2010	Unit Change	Percent Change
Utilization(1)
Financial Advisory	71.3%	64.6%	6.7%	10.4%
Alternative Asset Advisory	60.6%	59.9%	0.7%	1.2%

Rate-Per-Hour(2)
Financial Advisory	$338	$343	$(5)	(1.5)%
Alternative Asset Advisory	$515	$485	$30	6.2%

Revenues (excluding reimbursables)
Financial Advisory	$181,112	$169,898	$11,214	6.6%
Alternative Asset Advisory	41,271	32,222	9,049	28.1%
Investment Banking	42,577	60,213	(17,636)	(29.3)%
Total	$264,960	$262,333	$2,627	1.0%

Average Managing Directors
Financial Advisory	92	97	(5)	(5.2)%
Alternative Asset Advisory	25	24	1	4.2%
Investment Banking	43	41	2	4.9%
Total	160	162	(2)	(1.2)%

End of Period Managing Directors
Financial Advisory	90	95	(5)	(5.3)%
Alternative Asset Advisory	25	23	2	8.7%
Investment Banking	50	40	10	25.0%
Total	165	158	7	4.4%

Revenue per Managing Director
Financial Advisory	$1,969	$1,752	$217	12.4%
Alternative Asset Advisory	$1,651	$1,343	$308	22.9%
Investment Banking	$990	$1,469	$(479)	(32.6)%
Total	$1,656	$1,619	$37	2.3%
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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,073 and $7,142 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the nine months ended September 30, 2011 and 2010, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $11,214 or 6.6% to $181,112 for the nine months ended September 30, 2011, compared to $169,898 for the nine months ended September 30, 2010, as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$104,105	$107,903	$(3,798)	(3.5)%
Tax Services	32,247	32,693	(446)	(1.4)%
Dispute & Legal Management Consulting(1)	44,760	29,302	15,458	52.8%
	$181,112	$169,898	$11,214	6.6%
__________________________

(1)
For the nine months ended September 30, 2011, Dispute & Legal Management Consulting includes approximately $6,600 of incremental revenues through June 15, 2011 from our acquisition of Cole Valuation Partners (effective June 15, 2010) and an additional amount from June Consulting Group effective December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Valuation Advisory and to a lesser extent Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from increased headcount and higher utilization due to increased demand to support financial services and intellectual property related litigation activity. In addition, this demand is driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from approximately $6,600 of incremental revenues through June 15, 2011 from our acquisition of Cole Valuation Partners effective June 15, 2010 and an additional amount from June Consulting Group effective December 15, 2010. The corresponding prior period results for Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) include approximately $7,600 of incremental revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (of which approximately 70% was recognized in Dispute & Legal Management Consulting and approximately 30% in Alternative Asset Advisory). This engagement wound down during the first half of 2010.

Revenues from Valuation Advisory decreased primarily from continued weakness in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work.

The decrease in revenues from Tax Services primarily resulted from the departure of staff during the first half of 2010 associated with World Tax Service US (which we acquired in July 2008) and a reduction of transfer pricing services, partially offset by the timing and value of property tax contingent fees as compared to prior periods.

Segment Operating Income
Financial Advisory segment operating income increased $8,159 or 36.7% to $30,364 for the nine months ended September 30, 2011, compared to $22,205 for the nine months ended September 30, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 16.8% for the nine months ended September 30, 2011, compared to 13.1% for the nine months ended September 30, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct costs.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $9,049 or 28.1% to $41,271 for the nine months ended September 30, 2011, compared to $32,222 for the nine months ended September 30, 2010, as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$19,469	$14,579	$4,890	33.5%
Complex Asset Solutions(1)	13,444	9,962	3,482	35.0%
Due Diligence	8,358	7,681	677	8.8%
	$41,271	$32,222	$9,049	28.1%
__________________________

(1)	For the nine months ended September 30, 2011, Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with Portfolio Valuation, Complex Asset Solutions and Due Diligence. Portfolio Valuation and Complex Asset Solutions primarily benefited from a higher effective rate-per-hour and an increase in incremental valuation work. In addition, Complex Asset Solutions benefited from revenues associated with our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010. Our Due Diligence business grew as a result of a meaningful engagement during the second quarter.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $2,907 or 45.2% to $9,345 for the nine months ended September 30, 2011, compared to $6,438 for the nine months ended September 30, 2010. Segment operating income margin was 22.6% for the nine months ended September 30, 2011, compared to 20.0% for the nine months ended September 30, 2010. Segment operating income increased primarily as a result of higher revenues partially offset by an increase in direct costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment decreased $17,636 or 29.3% to $42,577 for the nine months ended September 30, 2011, compared to $60,213 for the nine months ended September 30, 2010, as summarized in the following table:

	Nine Months Ended
	September 30, 2011	September 30, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory	$9,044	$11,430	$(2,386)	(20.9)%
Transaction Opinions	22,963	19,575	3,388	17.3%
Global Restructuring Advisory	10,570	29,208	(18,638)	(63.8)%
	$42,577	$60,213	$(17,636)	(29.3)%
__________________________

(1)
For the nine months ended September 30, 2011, M&A Advisory includes revenues from our acquisition of Growth Capital Partners effective June 30, 2011. Growth Capital Partners is a Houston-based boutique investment banking advisor primarily focused on oil and energy services. This acquisition added 22 client service professionals of which seven are managing directors.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory and M&A Advisory, partially offset by an increase in revenues from Transaction Opinions. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets. The decrease in revenues from M&A Advisory reflects the lumpy nature of this business as a result of the timing of success fees, partially offset from revenues from our acquisition of Growth Capital Partners. Transaction Opinions primarily benefited from an increase in revenues from a higher average fee per transaction opinion earned during the period related to transactions requiring fairness and solvency opinions.

Segment Operating Income
Operating income from the Investment Banking segment decreased $12,826 or 93.1% to $946 for the nine months ended September 30, 2011, compared to $13,772 for the nine months ended September 30, 2010. Operating income margin was 2.2% for the nine months ended September 30, 2011, compared to 22.9% for the nine months ended September 30, 2010. The decrease in segment operating income primarily resulted from lower revenues partially offset by lower direct costs.

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

Cash and cash equivalents decreased by $35,734 to $77,594 at September 30, 2011, compared to $113,328 at December 31, 2010. The decrease in cash primarily resulted from $35,655 used in financing activities and $15,801 used in investing activities, partially offset by $15,412 provided by operating activities.

Operating Activities
During the nine months ended September 30, 2011, cash of $15,412 was provided by operating activities, compared to $30,465 in the corresponding prior year period. The decrease of amounts provided by operating activities primarily resulted from (i) changes in assets and liabilities using cash, including accounts receivable and unbilled services from the timing of the billing of invoices and (ii) higher cash bonus payments made in 2011 with respect to the 2010 bonus year, as compared to cash bonus payments made in 2010 with respect to the 2009 bonus year.

Investing Activities
During the nine months ended September 30, 2011, cash of $15,801 was used in investing activities, compared to $19,980 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisitions and related earn-out payments and (iii) purchases of investments related to the Company's deferred compensation plan and other investments.

Financing Activities
During the nine months ended September 30, 2011, cash of $35,655 was used in financing activities, compared to $18,837 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock — Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program as well as shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•
Dividends — Cash dividends reflect the payment of quarterly cash dividends per share of our Class A common stock to holders of record. We increased the dividend from $0.05 to $0.06 in the second quarter of 2010 and from $0.06 to $0.08 in the first quarter of 2011.

•	Distributions and other payments to noncontrolling unitholders — Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Nine Months Ended
	September 30, 2011	September 30, 2010
Distributions for taxes	$1,502	$3,359
Other distributions	2,804	2,121
	$4,306	$5,480

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

Credit Facility
On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011 and (iv) the fourth amendment to credit agreement dated as of October 13, 2011 (collectively, the “Credit Agreement”). As of September 30, 2011, the Credit Agreement provided for a $30,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit. The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date was originally July 15, 2012. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs.

On October 13, 2011, the Credit Agreement was amended in which (i) the commitments under the Credit Agreement were increased from $30,000 to $75,000 ("Amended Credit Facility"), (ii) the maturity date of the Credit Agreement was extended from July 15, 2012 to October 13, 2016, (iii) the pricing of the revolving loans was revised by adding two pricing levels and adjusting downward the applicable rate of interest and adjusting upward the applicable rate of unused fees and (iv) the financial covenants and the indebtedness covenant and certain definitions used therein were revised. The revised covenants and rates are applicable as of the quarter ended September 30, 2011.

There were no amounts outstanding under the Credit Facility at September 30, 2011 or through the filing date of this Quarterly Report on Form 10-Q. As of September 30, 2011, the Company had $4,110 of outstanding letters of credit of which $3,685 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Amended Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at September 30, 2011, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests, and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (a) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (b) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of September 30, 2011.

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

Market risks at September 30, 2011 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2011	16	$12.82	15	$34,760
August 1 through August 31, 2011	684	$10.29	675	$27,826
September 1 through September 30, 2011	306	$10.51	300	$24,670
Total	1,006	$10.40	990

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

Exchange of New Class A Units to Shares of Class A Common Stock

In connection with the closing of the IPO, we entered into an exchange agreement, dated as of October 3, 2007 (as amended, the “Exchange Agreement”), by and among us, D&P Acquisitions, and certain unitholders of D&P Acquisitions, through which we may issue shares of Class A common stock upon the exchange of the New Class A Units. Pursuant to the Exchange Agreement, in connection with any such exchange, a corresponding number of shares of our Class B common stock will be cancelled. Subject to the terms and notice requirements as set forth in an amendment to the Exchange Agreement, exchanges are scheduled to occur on March 5th, May 15th, August 15th and November 15th of each year. No unitholders elected to exchange in conjunction with the exchange scheduled for August 15, 2011.

As of September 30, 2011, we received notices principally from certain current and former employee unitholders to exchange 321 New Class A Units of D&P Acquisitions for a corresponding number of shares of our Class A common stock, with respect to the exchange scheduled to occur on November 15, 2011.  At such time, a corresponding number of shares of our Class B common stock will be cancelled.  There were no notices to exchange received by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners with respect to the exchange scheduled to occur on November 15, 2011.

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

101*
The following financial information from Duff & Phelps Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, furnished electronically herewith and formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, (iv) Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Condensed Consolidated Financial Statements.

__________________
*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUFF & PHELPS CORPORATION
(Registrant)

Date:	November 1, 2011	/s/ Patrick M. Puzzuoli
PATRICK M. PUZZUOLI
Chief Financial Officer