Form 10-K
period 2011-12-31
Duff & Phelps Corp
filed 2012-02-21
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-33693

DUFF & PHELPS CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	20-8893559
(State of other jurisdiction or incorporation or organization)	(I.R.S. employer identification no.)

55 East 52nd Street, 31st Floor
New York, New York 10055
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 871-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the registrant's Class A common stock held by non-affiliates was $400.9 million as of June 30, 2011, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $12.83 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock and exclusion of common equity held by affiliates.
The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 31,579,506 as of January 31, 2012. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 10,487,920 as of January 31, 2012.
Documents Incorporated by Reference
Portions of the registrant's consolidated financial statements are incorporated by reference into Part I and Part II of this Form 10-K. Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

In this report, references to the “Company,” “Duff & Phelps,” “we,” “us,” “our” and “Successor” refer to Duff & Phelps Corporation and its consolidated subsidiaries during the period subsequent to October 3, 2007, the date we consummated our initial public offering (“IPO”) and related transactions. Prior to the IPO, Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions” or “Predecessor”) was comprised of certain consolidated entities under the common ownership of D&P Acquisitions. References to “revenue” or “revenues” refer to revenue excluding client reimbursable expenses. Amounts are reported in thousands, except for per share amounts, rate-per-hour, headcount or where the context requires otherwise.

PART I

Item 1. Business.

Overview
Duff & Phelps is a leading provider of independent financial advisory and investment banking services. The firm balances analytical skills, market insight and independence to provide expertise in the areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Over 1,000 Duff & Phelps employees work out of more than 25 offices around the world—including Amsterdam, Atlanta, Austin, Beijing, Boston, Chicago, Dallas, Denver, Detroit, Houston, London, Los Angeles, Morristown, Munich, New York, Paris, Philadelphia, Plano, San Francisco, Seattle, Shanghai, Silicon Valley, Tokyo, Toronto and Washington, D.C.

Our clients include publicly traded and privately held companies, government entities and investment organizations such as private equity firms and hedge funds. Additionally, we maintain extensive relationships with law, accounting and investment banking firms that refer a meaningful amount of business.

Our collaborative culture promotes cross-selling and coordinated, aggressive pursuit of new business opportunities across practice groups and services. In addition, our integrated and multi-disciplinary approach enables us to share professionals across multiple service lines, which more efficiently utilizes and develops our team's skill set. Duff & Phelps' culture, global scale, broad service offering and strong brand name provide an appealing career platform that attracts and retains some of the most talented professionals in our field.

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

Overview of Our Services

Financial Advisory	Alternative Asset Advisory (Formerly Corporate Finance Consulting)	Investment Banking

Valuation Advisory	Portfolio Valuation	M&A Advisory

Tax Services	Complex Asset Solutions (Formerly Financial Engineering)	Transaction Opinions

Dispute & Legal Management Consulting	Due Diligence	Global Restructuring Advisory

We generate revenues from Financial Advisory, Alternative Asset Advisory and Investment Banking services. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. Revenue trends in our Financial Advisory and Investment Banking segments, and to a lesser extent the Alternative Asset Advisory segment, generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. In addition, because many businesses do not routinely engage in M&A and restructuring activity, our fee paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. Further, we have lines of business that are not correlated to the volume of M&A activity and restructurings, but rather to bankruptcy filings, litigation or regulatory trends.

Segment revenues as a percentage of total revenues excluding reimbursable expenses are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
Financial Advisory	66%	63%	67%
Alternative Asset Advisory	14%	12%	13%
Investment Banking	20%	25%	20%
	100%	100%	100%

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. Our Alternative Asset Advisory segment provides services related to Portfolio Valuation, Complex Asset Solutions and Due Diligence. We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues. Our Investment Banking segment includes our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units. Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

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

Effective January 1, 2011, the Company renamed its Corporate Finance Consulting segment Alternative Asset Advisory to more appropriately define the services offered by this segment. In addition, our Alternative Asset Advisory segment previously included services associated with Strategic Value Advisory. This service line was primarily integrated into Financial Advisory. As a result, prior period results have been recast to reflect this change. Further information about our operating segments, including revenues and operating income, is reported in our consolidated financial statements and accompanying notes attached hereto and incorporated by reference herein.

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

Valuation Advisory
Financial Reporting.  We believe we are a leading independent provider of valuation services for financial reporting. We provide objective and independent valuation advice that allows our clients to meet important regulatory, market and fiduciary requirements. Our corporate finance expertise and extensive working knowledge of the relevant accounting requirements, combined with our use and development of industry-specific sophisticated valuation methodologies, fulfill even the most complex financial reporting requirements. Examples of the financial reporting services we offer in the context of both U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”) include valuations for business combinations (purchase price allocations) pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations and IFRS 3, Business Combinations; periodic impairment testing of goodwill and other intangibles pursuant to FASB ASC 350, Intangibles—Goodwill and Other; periodic impairment testing of long-lived fixed assets pursuant to FASB ASC 360, Property, Plant, and Equipment; periodic impairment testing of assets, including goodwill, pursuant to International Accounting Standards (“IAS”) IAS 36, Impairment of Assets; valuations related to stock compensation pursuant to FASB ASC 718, Compensation-Stock Compensation and IFRS 2, Share-Based Payment; “cheap stock” valuation; and fresh start accounting for companies emerging from Chapter 11 bankruptcy. The acute sensitivity of our clients at the highest levels of the organization to the quality and transparency of the financial information they present to their investors results in strong customer loyalty, which often leads to repeat client engagements and creates an established entry point for the delivery of additional services.

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

Dispute & Legal Management Consulting
Dispute Consulting.  We offer a broad array of dispute consulting services to law firms representing corporate clients in a wide range of industries.  Our professionals provide comprehensive support throughout all stages of a dispute including early case assessment, electronic discovery services, complex data management, forensic, and investigative accounting and financial damages testimony.   Our experts have provided independent expert testimony in a variety of subject matters including corporate commercial disputes, business insurance claims, intellectual property disputes, shareholder litigation, purchase price disputes, and bankruptcy and retrospective solvency matters.  We have also provided non-testifying consulting services in similar contexts. Our clients include corporations and attorneys from many of the largest and most prominent corporations and law firms in the countries in which we practice, as well as law enforcement, governmental and regulatory agencies.  Our professionals have participated in matters in arbitrations, mediations, federal and state courts and on behalf of clients involved in governmental inquiries.   In addition to the full-time industry, forensic accounting and financial experts in our practice, we maintain an external network of experts with specialized skills with whom we work on an as-needed basis in order to provide our clients with comprehensive support.

Legal Management Consulting.  We provide various services designed to enable chief legal officers, chief compliance officers and law firm leaders to develop organizational strategy, streamline operations, improve compliance programs, implement technology solutions and make informed risk management decisions.  Legal management consulting services are matched to the specific needs of the client, and have encompassed organizational planning and design, operations improvement and system selections and implementations. In addition, we assist clients in the development and implementation of a wide variety of records and information management programs, including the creation of records retention and privacy programs.

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

Alternative Asset Advisory

Our Alternative Asset Advisory segment provides consulting services in connection with the valuation of difficult-to-value investments, advice regarding transactions and business growth strategies and consulting regarding business performance measurement and improvement. This segment primarily serves clients who invest in alternative assets. Its foundation is our expertise in the valuation of these assets, especially for securities and positions for which there are no “active market” quotations available. Given the significant rise in the number and value of illiquid securities held by hedge funds, private equity funds, pension funds, endowments and corporations, we believe the scrutiny and attention by investors and regulators to fair value reporting standards has increased substantially.

Portfolio Valuation
Our portfolio valuation client service professionals specialize in assisting the alternative asset management community with investment and reporting issues, including portfolio valuations, “best practices” consulting, general partnership valuations, secondary market transaction valuations and operational risk due diligence. Our portfolio valuation clients include investors in illiquid and restricted securities, including private equity firms and hedge funds.  The majority of our clients' illiquid portfolios are comprised of secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, structured products, OTC and other derivative securities.  Similar to our corporate clients, our alternative asset community clients are under intense scrutiny regarding their fiduciary duties to their investors/constituents, which has prompted many of these firms to obtain outside assurances on the valuations of the investment portfolios for which they are responsible.  Conflict of interest considerations typically prevent any accounting firm that has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio.  As a result, we typically do not compete with large accounting firms, such as the four largest international accounting firms (i.e., the “Big Four”), in providing these services.  We typically deliver these services on a recurring basis.  We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenues in this practice group and increase our brand equity and recognition within the alternative asset community.

Complex Asset Solutions
New financial processes and sophisticated quantitative models are transforming the way investors analyze and manage risk, price financial instruments and evaluate business strategies. Our Complex Asset Solutions practice provides the valuation advice investors use, including valuation of alternative and derivative instruments (including structured products, mortgage-backed securities and other complex instruments), to enhance their ability to identify, control, diversify, mitigate and exploit risk. These types of analyses and valuations can be used to support financial reporting, tax planning, risk management, securities design and investment decision making. We draw upon the latest developments in finance theory, mathematics and computer science to design and evaluate financial instruments that help achieve investors' goals. Complex Asset Solutions' services include auction rate securities valuation; standard product valuations; subject matter experts related in conjunction with disputes; derivatives valuations pursuant to FASB ASC 815, Derivatives and Hedging; alternative assets valuations pursuant to FASB ASC 820, Fair Value Measurements and Disclosures; and valuations for employee stock options and incentives pursuant to FASB ASC 718, Compensation—Stock Compensation.

Due Diligence
We provide buy-side and sell-side transaction advisory services to private equity and strategic buyers. Our professionals assist with the accounting, financial, commercial, operational, tax and information technology aspects of the due diligence process by developing and executing a due diligence plan that focuses on the key value drivers and risks that are critical to our clients' investment or divestiture decisions. Our independence allows us to provide a broader and deeper array of services to our clients than their audit firms. Our ability to collaborate across D&P practices also creates a more efficient and cost effective process. Our services include interim financial management (CFO, controller, etc.), working capital and cash flow analysis/forecasts, performance analysis and benchmarking, lender analyses, covenant reviews, IPO related assistance (helping prepare management's discussion and analysis, pro-forma financial statements and footnote disclosures) and operations analysis. These services enable our clients to obtain further transparency into their investment portfolios and enhance their ability to proactively make investment lifecycle decisions.

Investment Banking

Our Investment Banking segment focuses on providing services to corporate and investor clients through our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units. A significant portion of revenues in this segment are generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction. As a result, revenues in this segment can be less predictable and more event-driven than revenues in our Financial Advisory and Alternative Asset Advisory segments. However, projects in this segment have the potential to generate higher revenue per client service professional, thereby resulting in higher margins.

M&A Advisory
We provide objective valuation, structuring and negotiation services tailored to help our clients achieve their strategic goals on the best possible terms. We have developed our expertise through hundreds of sell-side, buy-side, divestiture and capital raising assignments across a wide range of industries. We provide our services primarily to middle-market clients, including the portfolio companies of our private equity clients, focusing primarily on transaction values ranging from $20 million to $1 billion (actual dollars). In addition, we provide corporate finance advisory services to special committees of boards of directors.

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

Global Restructuring Advisory
Our global restructuring practice provides financial restructuring advice to all constituencies in the reorganization process for distressed businesses, including debtors, senior and junior lenders, existing and potential equity investors and other interested parties for clients in the United States, Canada, France and the United Kingdom. Our services include strategy, plan development and implementation, working capital forecasting and management, exchange offers and consent solicitations, out-of-court workouts, Chapter 11 restructurings, insolvency administration, independent business reviews and debtor-in-possession and exit financing advisory services.

Our Global Reach
Increasing our global presence remains a key strategy. Revenues excluding reimbursable expenses attributable to geographic area are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
North America	90%	89%	90%
Europe	9%	10%	9%
Asia	1%	1%	1%
	100%	100%	100%

Our Clients
We have a client base that includes Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds. Our clients operate in a broad array of industries. The following table summarizes our global client base and the number of engagements we performed for each client:

	Approximate Number of Clients	Approximate Number of Engagements
2011	2,300	4,800
2010	2,100	4,500
2009	2,200	4,500

In addition, our client base includes over one third of S&P 500 companies. Our top ten clients represented approximately 12.8%, 11.8%, and 15.9% of revenues excluding reimbursable expenses in 2011, 2010 and 2009, respectively. No single client accounted for more than 4.4%, 2.4% and 8.1% of total revenues in the years ended December 31, 2011, 2010 and 2009, respectively.

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

At December 31, 2011, we had 1,270 globally-based personnel, consisting of 993 experienced and credentialed client service professionals and 277 internal support personnel and administrative staff. Of our 993 client service professionals, 192 were managing directors and 801 were directors, vice-presidents, senior associates and analysts; 76% were based in the United States and Canada and 24% in Europe and Asia. Most of our client service professionals have backgrounds in accounting, finance or economics. The common elements of these skill sets enables us to transfer staff between service lines to better manage the utilization and career development of our client service professionals. We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the Big Four, independent specialty consulting firms, middle market investment banks and larger, diversified investment banks.

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

Business Development and Marketing
Our goal is to build a globally recognized brand that positions Duff & Phelps as a top-tier financial advisory and investment banking firm.  Most new business is generated by our managing directors' professional relationships, our reputation in the marketplace and referrals from third-party advisors that include lawyers, accountants and investment bankers, as well as corporate investor clients.  Duff & Phelps rewards client service professionals who generate new business from both existing and new clients with increased compensation and promotions.  Many of our managing directors are highly visible thought leaders, published authors, media commentators, sought-after speakers and presenters, members of national trade boards and active participants in the committees of trade associations.

Our managing directors' individual expertise and credibility, combined with the breadth and depth of the institutional brand, help the firm win new engagements. The power of the brand has been enhanced most recently by an advertising campaign that includes trade journals, broadcast cable news and interactive elements. Additional marketing support comes in the form of production of marketing materials, branded events and sponsorships, public relations activity, select sports marketing tactics, proprietary intelligence and studies, a sophisticated customer relationship management program and integrated content featured on our website (www.duffandphelps.com).

Competition
Our competition varies by segment. Within our Financial Advisory and Alternative Asset Advisory segments, we compete primarily with the consulting practices of major accounting firms, such as the Big Four, and regional and global consulting companies. Within our Investment Banking segment, we compete with both boutique M&A and restructuring advisory firms as well as large, diversified investment banks. We believe the principal competitive factors in all segments include the reputation of the firm and its professionals, technical expertise and experience, the ability to rapidly deploy large teams for client engagements, geographic presence, and to a lesser extent, price.

Regulation
As a participant in the financial services industry, we are subject to extensive regulation in the U.S., the United Kingdom and elsewhere. As a matter of public policy, regulatory bodies in the U.S. and foreign jurisdictions are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (“SEC”) is the federal agency responsible for the administration of the federal securities laws. Duff & Phelps Securities, LLC, GCP Securities, LLC and Pagemill Partners, LLC (collectively, the “broker-dealers”), the subsidiaries through which we provide our M&A and restructuring advisory services, as well as private placements in the United States, are registered as broker-dealers with the SEC and are member firms of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, the conduct and activities of our broker-dealers are subject to the rules and regulations of the SEC and FINRA. As the broker-dealers are also registered to conduct business in several U.S. states, the District of Columbia and Puerto Rico, many state securities regulators also have regulatory authority over the broker-dealers.

Our business is also subject to regulation by certain non-U.S. governmental and regulatory bodies and self-regulatory authorities in other jurisdictions in which we operate. Duff & Phelps Securities, Ltd. is authorized and regulated by the Financial Services Authority. The Financial Services Authority is an independent non-governmental body located in the United Kingdom. In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories. Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis. Duff & Phelps Securities, Ltd. is allowed to conduct certain regulated services in those countries without receiving direct authorization from the host EEA state (i.e., the EEA country where the Company is doing business).

The Financial Services Authority is wholly responsible for the Company's business conducted in the United Kingdom and all prudential regulation. The host state is responsible for regulating the conduct of that business. Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain direct authorization from the host state, it must comply with local regulatory requirements. Duff & Phelps Securities, Ltd. also received permission from the Financial Services Authority and the Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) to establish a branch office in Munich, Germany. Certain restructuring and insolvency-related activities through Duff & Phelps Ltd. are subject to regulation and oversight by the Insolvency Practitioner's Association (“IPA”) in the UK. The IPA is a membership body recognized in the UK for the purposes of authorizing (licensing) insolvency practitioners (IPs) under the Insolvency Act 1986. Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”). The AMF is an independent public body located in France. Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization. D&P Canada Restructuring Ltd. is registered with the Office of the Superintendent of Bankruptcy Canada (“OSBC”) and therefore is subject to regulatory oversight in connection with its financial restructuring practice. Among other things, the OSBC licenses and regulates trustees, the people who administer bankruptcies and insolvencies, and ensure they comply with all aspects of the Bankruptcy and Insolvency Act.

Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of various self-regulatory organizations, Duff & Phelps Securities, LLC, GCP Securities, LLC and Pagemill Partners, LLC are subject to the SEC's uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer's assets be kept in relatively liquid form. The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC's uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. Certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of our operations and profitability.

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

Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risks Related to Our Business

An economic downturn, decline in global financial markets and/or other conditions beyond our control may materially and adversely affect our business, results of operations, financial condition, access to funding and the market price of our Class A common stock
An economic downturn, decline in global financial markets and/or other conditions beyond our control may continue to adversely affect employment rates, commercial and consumer spending, commercial and consumer indebtedness, availability of credit, asset values, investments and liquidity, which in turn may continue to negatively impact certain of our customers and have resulted and may continue to result in decreased demand or pricing levels for our services.

As a financial advisory and investment banking firm, our business segments are materially affected by conditions in the global financial markets and economic conditions throughout the world, including the sovereign debt crisis in Europe. For example, revenue generated by our M&A advisory, transaction opinions and purchase price allocation engagements is directly related to the volume and size of the M&A transactions for which we provide services. During periods of unfavorable market or economic conditions, the volume and size of M&A transactions may decrease, thereby reducing the demand for our services and increasing price competition among financial advisory firms seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. We have seen a reduction in demand for these services in recent periods and may continue to see a reduction in demand for these or other services in future periods. Our profitability could also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

The future market and economic climate may deteriorate because of many factors beyond our control, and any one of these factors may cause a substantial decline in the global financial services markets, which could result in reduced demand for our services. These factors include, among other things, economic and political conditions in the United States and elsewhere in the world, wavering corporate/consumer confidence levels, the availability of cash for investment by mutual funds and other institutional as well as retail investors, and legislative and regulatory changes. As a result, our results of operations, demand for our services or pricing levels could be adversely affected in future periods.

Our liquidity, financial position and profitability could be adversely affected by deterioration in U.S. and international credit markets and economic conditions
Continued deterioration in the global capital markets has caused financial institutions to seek additional capital, merge with larger financial institutions and in some cases fail. These conditions have led to concerns by market participants about the stability of financial markets generally and the strength of counterparties, resulting in a contraction of available credit, even for the most credit-worthy borrowers. Due to recent market events, especially the sovereign debt crisis in Europe, our liquidity and our ability to obtain financing may be negatively impacted if the lender under our revolving credit facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our revolving credit facility. Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facility to finance our continued growth through acquisitions or otherwise, the credit market turmoil could negatively impact our ability to obtain such financing.

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

A high percentage of our revenue is derived from a small number of clients and the reduction of services provided to clients or termination of any one of our engagements could reduce our revenues and harm our operating results
Our clients operate in a broad array of industries and include Fortune 1000 companies, smaller companies, prominent law firms, and leading private equity and hedge funds. Our top ten clients represented approximately 12.8%, 11.8%, and 15.9% of revenues excluding reimbursable expenses in 2011, 2010 and 2009, respectively. The composition of the group of clients comprising these percentages can vary significantly each year, and a relatively small number of clients may account for a significant portion of our revenues. The loss, decrease or inability to replace revenue from even one client or the failure of us to consummate a success-fee based engagement could adversely affect our revenues and results of operations.

The financial advisory, alternative asset advisory and investment banking industries are highly competitive, and we may not be able to compete effectively
The financial advisory and alternative asset advisory industries are extremely competitive, highly fragmented and subject to rapid change and we expect it to remain so in the future. The industries include a large number of participants with a variety of skills and industry expertise, including the consulting practices of major accounting, financial consulting, technical and economic advisory, general management consulting firms and regional and specialty consulting firms as well as the internal professional resources of organizations. Our competitors vary depending on the particular practice group. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into financial advisory services and corporate finance consulting are relatively low. The principal competitive factors in the financial advisory and corporate finance consulting markets include firm and professional reputations, client and referral source relationships, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price. Many of our competitors have greater national and international presences, as well as significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenues and have greater name recognition than we do. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

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

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our client service professionals
Our profitability depends to a large extent on the utilization and billing rates of our client service professionals in our Financial Advisory and Alternative Asset Advisory segments. Utilization of our client service professionals is affected by a number of factors, including, among other things, the number and size of client engagements, the timing of the commencement, completion and termination of engagements, which in many cases is unpredictable, our ability to transition our client service professionals efficiently from completed engagements to new engagements, the hiring of additional client service professionals (because there is generally a transition period for new client service professionals that may result in a temporary drop in our utilization rate, which may be the result of restrictions imposed by non-compete or other similar agreements with the professional's former employer), unanticipated changes in the scope of client engagements, our ability to forecast demand for our services and thereby maintain an appropriate level of client service professionals, and conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our client service professionals in our Financial Advisory and Alternative Asset Advisory segments are also affected by a number of factors, including, among other things, our clients' perception of our ability to add value through our services, the market demand for the services we provide, introduction of new services by us or our competitors, the pricing policies of our competitors and general economic conditions. If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our professionals, our financial results could materially suffer.

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

Acquisitions or investments may disrupt our operations or adversely affect our results
We regularly evaluate opportunities to acquire or invest in other businesses as part of our growth strategy where we think we can add substantial value or generate meaningful returns. Acquisitions or investments may be dependent upon the availability of suitable opportunities and capital resources to effect our strategy, the level of competition from other companies that may have greater financial resources than we do or may not require the same level of disclosure of these activities, our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments, and our ability to identify and enter into mutually beneficial relationships with joint venture partners. The expenses we incur evaluating, pursuing and integrating acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. In particular, non-U.S. companies offer distinct integration challenges related to foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the U.S.

Moreover, we may be unable to realize the financial, operational and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. As a result, certain acquisitions may not be accretive to our overall financial results in the near term. Acquiring the equity of an existing business or substantially all of the assets of a company may expose us to liability for actions taken by an acquired business and its management before the acquisition. The due diligence we conduct in connection with an acquisition and any contractual guarantees or indemnities that we receive from the sellers of acquired companies may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition, especially where there is no right to indemnification, could adversely affect our operating results, financial condition and liquidity.
Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or coordinate managerial, operational, financial and administrative systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill and additional conflicts of interest.

Our international operations create special risks
We intend to continue our international expansion, and our international revenues could account for an increasing portion of our revenues in the future. Our international operations carry special financial and business risks, and include the following:

•	greater difficulties in managing and staffing foreign operations,
•	language and cultural differences,
•	currency fluctuations that adversely affect our financial position and operating results,
•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers,
•	greater difficulties in collecting accounts receivable,
•	longer sales cycles,
•	higher operating costs,

•	employment laws, regulatory requirements and rules and related social and cultural factors could result in lower utilization rates and cyclical fluctuations in utilization and revenues,
•	adverse consequences or restrictions on the repatriation of earnings,
•	potentially adverse tax consequences, such as trapped foreign losses,
•	less stable political and economic environments, including the sovereign debt crisis in Europe,
•	and civil disturbances or other catastrophic events that reduce business activity.

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

Potential conflicts of interest may preclude us from accepting some engagements
We provide our services primarily in connection with significant or complex transactions, disputes, bankruptcies, insolvencies or other matters that usually involve sensitive client information or are adversarial. Our engagement by a client may preclude us from accepting engagements with the client's competitors or adversaries because of conflicts, or perceived conflicts, between their business interests or positions on disputed issues or other reasons. Accordingly, the nature of our business limits the number of both potential clients and potential engagements. Moreover, in many industries in which we provide services, there has been a continuing trend toward business consolidations and strategic alliances. These consolidations and alliances reduce the number of potential clients for our services and increase the chances that we will be unable to continue some of our ongoing engagements or accept new engagements as a result of actual or perceived conflicts of interest.

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

If the number of debt defaults, bankruptcies or other factors affecting global demand for our restructuring advisory services declines, or we lose business to new entrants into the restructuring advisory business that are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code or other foreign statutes or regulations, our global restructuring advisory business' revenue could suffer
We provide various financial restructuring and related advice to companies in financial distress or to their creditors, examiners or other stakeholders on a global basis. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors. Section 327 of the U.S. Bankruptcy Code, which requires that a “disinterested person” be employed in a restructuring, has been modified pursuant to the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005. The “disinterested person” definition of the U.S. Bankruptcy Code had historically disqualified certain of our competitors, but had not often disqualified us from obtaining a role in restructurings because we are not an underwriter of securities or lender. However, the 2005 amendment to the “disinterested person” definition allows underwriters of securities to compete for restructuring engagements, as well as for the recruitment and retention of restructuring professionals. If our competitors are retained in new restructuring engagements, our restructuring advisory business, and thereby our results of operations, could be adversely affected.

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

We are subject to extensive regulation in the financial services industry
We participate in the financial services industry, and are subject to extensive regulation in the United States, the United Kingdom and elsewhere. Duff & Phelps Securities, LLC, GCP Securities, LLC and Pagemill Partners, LLC (collectively, the “broker-dealers”), the subsidiaries through which we provide our M&A and restructuring advisory services, as well as private placements in the United States, are registered as broker-dealers with the SEC and are member firms of the Financial Industry Regulatory Authority, Inc. (“FINRA”). Accordingly, the conduct and activities of our broker-dealers are subject to the rules and regulations of the SEC and FINRA. Certain state securities regulators also have regulatory or oversight authority over our broker-dealer subsidiaries.

Duff & Phelps Securities, Ltd., our subsidiary, is authorized and regulated by the Financial Services Authority in the United Kingdom. In addition to conducting business in the United Kingdom, Duff & Phelps Securities, Ltd. has also received passports into 29 European Economic Area (“EEA”) territories. Under the Markets in Financial Instruments Directive (“MiFID”), Duff & Phelps Securities, Ltd. may engage in certain regulated activities on a cross border basis. Duff & Phelps Securities, Ltd. is allowed to conduct certain regulated services in those countries without receiving direct authorization from the host EEA state (i.e., the EEA country where the Company is doing business). The Financial Services Authority is wholly responsible for the Company's business conducted in the United Kingdom and all prudential regulation. The host state is responsible for regulating the conduct of that business. Therefore, although Duff & Phelps Securities, Ltd. is not required to obtain direct authorization from the host state, it must comply with local regulatory requirements. Duff & Phelps Securities, Ltd. also received permission from the Financial Services Authority and the Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”) to establish a branch office in Munich, Germany. Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”). Certain restructuring and insolvency-related activities through Duff & Phelps Ltd. are subject to regulation and oversight by the Insolvency Practitioner's Association (“IPA”) in the UK. The IPA is a membership body recognized in the UK for the purposes of authorizing (licensing) insolvency practitioners (IPs) under the Insolvency Act 1986. The AMF is an independent public body located in France. Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization. D&P Canada Restructuring Ltd. is registered with the Office of the Superintendent of Bankruptcy Canada (“OSBC”) and therefore is subject to regulatory oversight in connection with its financial restructuring practice. Among other things, the OSBC licenses and regulates trustees, the people who administer bankruptcies and insolvencies, and ensure they comply with all aspects of the Bankruptcy and Insolvency Act.

Our business is therefore subject to regulation by certain non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. In addition, as a result of highly publicized financial scandals, the environment in which we operate may be subject to further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely affect our business.

Our operations and infrastructure could malfunction or fail
Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, the effects of climate change, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. We do not have fully redundant systems, and our disaster recovery plan does not include restoration of all services. Nearly all of our personnel in our primary locations work in close proximity to each other. If a disruption occurs in one location and our personnel in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients and customers may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious events that could have a security impact. If one or more of such events occur, this could jeopardize our or our clients' or counterparties' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients', our counterparties' or third parties' operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

Risks Related to Our Organization and Structure

Our only material asset is our ownership of D&P Acquisitions, and we are accordingly dependent upon distributions from D&P Acquisitions to pay dividends, if any, taxes and other expenses
The Company is a holding company and has no material assets other than its ownership of New Class A Units. The Company has no independent means of generating revenue. We intend to cause D&P Acquisitions to make distributions to its unitholders in an amount sufficient to cover all applicable taxes payable, payments pursuant to the Tax Receivable Agreement (as defined below) and dividends, if any, declared by us. To the extent that we need funds, and D&P Acquisitions is restricted from making such distributions under applicable law or regulation, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

The existing unitholders of D&P Acquisitions, whose interests may differ from those of our public stockholders, own a substantial stake in the Company
The existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, and excluding Duff & Phelps Corporation, owned 24.9% of the New Class A Units at December 31, 2011. Because they hold their ownership interest in our business through D&P Acquisitions, rather than through the public company, these existing unitholders may have conflicting interests with holders of our Class A common stock. For example, the existing unitholders of D&P Acquisitions may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement (as defined below). In addition, the structuring of future transactions may take into consideration these existing unitholders' tax considerations even where no similar benefit would accrue to us.

In addition, the existing unitholders of D&P Acquisitions, including Vestar and Lovell Minnick, and excluding Duff & Phelps Corporation, controlled 24.9% of the combined voting power of our Class A and Class B common stock at December 31, 2011. Accordingly, the existing unitholders of D&P Acquisitions, if voting in the same manner, could significantly influence the election of all of the members of our board of directors, and thereby have the ability to significantly influence control over our management and affairs. In addition, they could significantly influence the outcome of all matters requiring shareholder approval and could significantly influence a change of control of our company or a change in the composition of our board of directors, which could preclude any unsolicited acquisition of our company.

We are required to pay the existing unitholders of D&P Acquisitions for certain tax benefits
We are treated for U.S. federal income tax purposes as having directly purchased membership interests in D&P Acquisitions from the unitholders of New Class A Units when New Class A Units are exchanged for Class A common stock or redeemed. As a result of our initial redemption of New Class A Units with a portion of the proceeds of the IPO and additional exchanges or redemptions of New Class A Units, we are and will be entitled to a proportionate share of D&P Acquisitions' existing tax basis for its assets, and we will also become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire those units and that proportionate share. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

We have entered into a Tax Receivable Agreement ("TRA") with the existing unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions' tax basis in its goodwill and similar intangible assets on the date of the redemption, including any portion of that tax basis arising from its liabilities on the date of the redemption and (ii) the tax basis adjustments referred to above. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions' assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the redemption and future exchanges, and the amount and timing of our income, we expect that during the anticipated term of the TRA, the payments that we may make to the existing unitholders of D&P Acquisitions could be substantial. Payments under the TRA will give rise to additional tax benefits and therefore to additional potential payments under the TRA. In addition, the TRA will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

Were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, the existing unitholders of D&P Acquisitions will not reimburse us for any payments that may previously have been made under the TRA, except that excess payments made to an existing unitholder are netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the existing unitholders of D&P Acquisitions under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Lovell Minnick or Vestar to themselves or their other affiliates instead of to us. To date, no acquisition or attractive corporate opportunity of which we are aware was foregone because of our relationship with Lovell Minnick and Vestar. The above provision shall automatically, without any need for any action by us, be terminated and void at such time as Lovell Minnick, Vestar and their affiliates, whose ownership interests shall be counted together as a group, own less than 20% of our outstanding Class A common stock on a fully exchanged basis.  As of December 31, 2011, Lovell Minnick, Vestar and their affiliates collectively owned 20.5% of our Class A common stock on a fully exchanged basis.

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

At December 31, 2011, the existing unitholders of D&P Acquisitions held 10,488 or 24.9% of New Class A Units, all of which will be potentially exchangeable with D&P Acquisitions for shares of our Class A common stock. We filed a registration statement in order to permit the resale of these shares and the 3,375 shares of Class A common stock purchased by Shinsei Bank, Ltd. pursuant to a stock purchase agreement prior to our IPO, subject to certain blackouts and other restrictions. In addition, there were 4,668 restricted stock awards and units, and 205 performance-vesting restricted stock awards and units outstanding at December 31, 2011. Subject to forfeiture provisions, these awards vest and could potentially be sold at various times through 2015.

We could change our existing dividend policy in the future
We pay quarterly cash dividends to holders of record of our Class A common stock. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration, payment and the amount of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. For example, in the event that deteriorating economic conditions or disruptions in the credit markets have a significant impact on our liquidity or ability to obtain financing, our board of directors could decide to reduce or even suspend dividend payments in the future. We cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.     Properties.

We currently have leased offices located in over 25 cities across the United States, Europe and Asia. Our current principal executive office is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023. Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in many of our practice groups and each reporting segment.

We also occupy leased facilities for our other offices under non-cancelable operating leases that expire at various dates through 2021 and that include fixed or minimum payments, plus, in some cases, scheduled base rent increases over the terms of the lease. We believe our current facilities are adequate to meet our needs and that additional facilities are available for lease to meet future needs. We do not own any real property.

Item 3.     Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this annual report on Form 10-K, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of the Company's Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “DUF.” At the close of business on January 31, 2012, there were 517 Class A common stockholders of record. A number of the Company's stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Class A common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock and dividends paid per share of Class A common stock:

	Sales Price		Dividends
	High	Low	Per Share
Year Ended December 31, 2011
Fourth Quarter	$15.11	$9.66	$0.08
Third Quarter	$13.14	$9.29	$0.08
Second Quarter	$16.50	$12.48	$0.08
First Quarter	$17.69	$14.77	$0.08

Year Ended December 31, 2010
Fourth Quarter	$17.35	$12.75	$0.06
Third Quarter	$13.82	$9.92	$0.06
Second Quarter	$17.45	$11.28	$0.06
First Quarter	$19.00	$15.64	$0.05

Dividend Policy
We pay quarterly cash dividends to holders of record of our Class A common stock. Concurrent with the payment of per share dividends on our Class A common stock, the Company distributes an equal amount per unit to holders of New Class A Units. Future cash dividends and distributions, if any, will be at the discretion of our board of directors and can be changed or discontinued at any time. Dividend determinations (including the size of our quarterly dividend) will depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. We currently expect that comparable cash dividends will continued to be paid in the future.

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

In 2011, 653 New Class A Units were exchanged for 653 shares of Class A common stock and 653 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges. There were no exchanges during 2011 by any of our current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2011	333	$11.08	332	$20,990
November 1 through November 30, 2011	77	$12.90	77	$20,005
December 1 through December 31, 2011	7	$14.37	—	$20,005
Total	417	$11.47	409

_______________
(a)
On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. There is no set expiration date.

As part of this program, the Company has repurchased 2,475 shares of Class A common stock at an average price of $12.12 per share from the inception of this program through the filing date of this Annual Report on Form 10-K. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases. The purchases were funded from existing cash balances. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock.

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

Equity Compensation Plan Information
See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.

Stock Performance Graph
The following graph compares the cumulative total return to stockholders of the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of seven companies that includes: CRA International, Inc.; Evercore Partners, Inc.; FTI Consulting, Inc.; Greenhill & Company, Inc.; Huron Consulting Group, Inc.; and Navigant Consulting, Inc. An investment of $100 (actual dollars) with reinvestment of all dividends is assumed to have been made in our common stock, the peer group, and the index on September 28, 2007 and its relative performance is tracked through December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08	7/08
Duff & Phelps Corporation	$100.00	$115.53	$108.39	$107.25	$100.76	$83.38	$98.04	$98.47	$88.83	$90.25	$93.68
Russell 2000 Index	100.00	102.87	95.48	95.42	88.92	85.62	85.98	89.58	93.69	86.48	89.68
Peer Group	100.00	108.10	108.59	112.40	102.96	105.62	110.47	104.80	103.03	103.46	110.29

	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09	6/09
Duff & Phelps Corporation	$112.21	$114.60	$103.54	$62.67	$104.20	$77.87	$75.42	$85.83	$102.78	$80.98	$97.20
Russell 2000 Index	92.92	85.52	67.73	59.72	63.18	56.15	49.33	53.73	62.04	63.91	64.85
Peer Group	116.87	117.39	100.05	99.58	92.64	83.86	77.29	90.75	100.01	93.33	94.27

	7/09	8/09	9/09	10/09	11/09	12/09	1/10	2/10	3/10	4/10	5/10
Duff & Phelps Corporation	$99.11	$93.41	$105.03	$94.23	$93.29	$100.39	$89.28	$91.70	$92.30	$86.56	$74.67
Russell 2000 Index	71.10	73.13	77.35	72.10	74.36	80.35	77.39	80.88	87.46	92.41	85.40
Peer Group	96.73	84.70	91.92	90.37	91.13	92.53	86.63	79.63	84.52	90.99	83.38

	6/10	7/10	8/10	9/10	10/10	11/10	12/10	1/11	2/11	3/11	4/11
Duff & Phelps Corporation	$69.91	$60.00	$55.63	$75.01	$77.63	$74.78	$94.30	$94.86	$88.09	$89.86	$86.54
Russell 2000 Index	78.78	84.20	77.96	87.68	91.26	94.43	101.93	101.67	107.24	110.02	112.93
Peer Group	75.39	72.90	71.55	80.10	78.04	78.03	84.86	79.41	79.35	81.09	80.95

	5/11	6/11	7/11	8/11	9/11	10/11	11/11	12/11
Duff & Phelps Corporation	$83.23	$72.54	$64.40	$64.68	$60.75	$72.32	$84.69	$83.08
Russell 2000 Index	110.81	108.25	104.34	95.26	84.58	97.39	97.03	97.67
Peer Group	78.67	76.77	71.61	65.17	60.63	70.46	72.68	72.57

Item 6. Selected Financial Data.

The following table sets forth the historical selected financial data for the Company for all periods presented. The consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Successor					Predecessor
	Year Ended December 31, 2011(a)	Year Ended December 31, 2010(b)	Year Ended December 31, 2009	Year Ended December 31, 2008(c)	Period from October 4 to December 31, 2007(d)	Period from January 1 to October 3, 2007
Revenues	$383,940	$365,546	$370,903	$381,476	$87,883	$253,275
Reimbursable expenses	12,934	9,485	11,083	10,546	2,824	9,946
Total revenues	396,874	375,031	381,986	392,022	90,707	263,221

Direct client service costs
Compensation and benefits	209,606	205,958	210,302	216,137	71,141	158,748
Other direct client service costs	9,048	7,548	7,232	8,224	1,440	2,307
Acquisition retention expenses	1,624	11	—	793	217	2,035
Reimbursable expenses	13,073	9,547	11,158	10,623	2,586	10,079
	233,351	223,064	228,692	235,777	75,384	173,169
Operating expenses
Selling, general and administrative	100,624	97,451	99,162	108,312	25,308	70,946
Depreciation and amortization	11,164	9,916	10,244	9,816	2,384	6,754
Restructuring charges	4,090	—	—	—	—	—
Transaction and integration costs	2,372	704	—	—	—	—
Charge from impairment of certain intangible assets	—	674	—	—	—	—
	118,250	108,745	109,406	118,128	27,692	77,700

Operating income/(loss)	45,273	43,222	43,888	38,117	(12,369)	12,352

Other expense/(income), net
Interest income	(77)	(112)	(53)	(668)	(763)	(1,306)
Interest expense	275	312	1,131	3,475	1,426	5,494
Loss on early extinguishment of debt	—	—	1,737	—	—	—
Other expense	1,505	173	141	398	369	215
	1,703	373	2,956	3,205	1,032	4,403

Income/(loss)/before income taxes	43,570	42,849	40,932	34,912	(13,401)	7,949
Provision for income taxes	13,841	13,503	12,264	10,619	1,176	1,051
Net income/(loss)	29,729	29,346	28,668	24,293	(14,577)	6,898
Less: Net income/(loss) attributable to noncontrolling interest	11,115	12,581	17,100	19,068	(8,225)	—
Net income/(loss) attributable to Duff & Phelps Corporation	$18,614	$16,765	$11,568	$5,225	$(6,352)	$6,898

Net income/(loss) per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.65	$0.62	$0.57	$0.37	$(0.49)	N/A
Diluted	$0.63	$0.60	$0.54	$0.36	$(0.49)	N/A

	Successor					Predecessor
	Year Ended December 31, 2011(a)	Year Ended December 31, 2010(b)	Year Ended December 31, 2009	Year Ended December 31, 2008(c)	Period from October 4 to December 31, 2007(d)	Period from January 1 to October 3, 2007
Cash dividends declared per common share	$0.32	$0.23	$0.15	$—	$—	N/A

Adjusted EBITDA(e)	$64,730	$61,026	$66,569	$73,632	$16,374	$52,569
Adjusted EBITDA(e), as a percentage of revenues	16.9%	16.7%	17.9%	19.3%	18.6%	20.8%

Adjusted Pro Forma Net Income(e)	$31,698	$29,737	$32,711	$36,003	N/A	N/A
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(e)	$0.82	$0.77	$0.88	$1.05	N/A	N/A

End of period managing directors	192	157	163	168	130	127
End of period client service professionals	993	785	878	975	844	773
Consolidated Balance Sheet Data

	As of December 31,
	2011	2010	2009	2008	2007
Cash and cash equivalents	$38,986	$113,328	$107,311	$81,381	$90,243
Total assets	$599,899	$548,226	$507,033	$416,197	$404,513
Current and long-term debt	$—	$—	$—	$42,972	$43,181
Total liabilities	$236,206	$205,662	$193,276	$178,438	$223,030
Total stockholder's equity of Duff & Phelps Corporation	$278,807	$251,270	$214,886	$100,129	$69,504
Noncontrolling interest	$84,886	$91,294	$98,871	$137,630	$111,979
Total stockholders' equity	$363,693	$342,564	$313,757	$237,759	$181,483

_______________
(a)	Includes the results of Growth Capital Partners from June 30, 2011; MCR from October 31, 2011; and RSM Richter's financial restructuring practice in Toronto effective December 9, 2011.
(b)	Includes the results of Cole Valuation Partners from June 15, 2010; the U.S. advisory business of Dynamic Credit Partners from December 15, 2010; and June Consulting Group from December 15, 2010.
(c)	Includes the results of Dubinsky & Company from April 11, 2008; World Tax Service US from July 15, 2008; Kane Reece Associates from July 31, 2008; and the Lumin Expert Group from August 8, 2008.
(d)	Includes the results of Rash & Associates from October 31, 2007.
(e)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures. We believe these measures provide a relevant and useful alternative measure of our ongoing profitability and performance. We believe the Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share, in addition to GAAP financial measures, provide a relevant and useful benchmark for investors, in order to assess our financial performance, ongoing operating results and comparability to other companies in our industry. These measures are utilized by our senior management to evaluate our overall performance.

We define Adjusted EBITDA as operating income before depreciation and amortization, equity-based compensation originating prior to our IPO and associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO and other items which are generally non-recurring in nature, including but not limited to restructuring charges and acquisition related expenses. We define Adjusted Pro Forma Net Income as net income before equity compensation associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO, and certain items generally nonrecurring in nature, including but not limited to restructuring charges and acquisition related expenses, less pro forma corporate income tax applied at an assumed effective corporate tax rate. Adjusted Pro Forma Net Income per share consists of Adjusted Pro Forma Net Income divided by the fully dilutive weighted average number of the Company's Class A and Class B shares for the applicable period. These measures are reconciled in the tables below.

Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Net Income per share are non-GAAP financial measures which are not prepared in accordance with, and should not be considered a substitute for or superior to measurements required by GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, these non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies.

Reconciliation of Adjusted EBITDA

	Successor					Predecessor
	Year Ended December 31, 2011(a)	Year Ended December 31, 2010(b)	Year Ended December 31, 2009	Year Ended December 31, 2008(c)	Period from October 4 to December 31, 2007(d)	Period from January 1 to October 3, 2007
Net income/(loss) attributable to Duff & Phelps Corporation	$18,614	$16,765	$11,568	$5,225	$(6,352)	$6,898
Net income/(loss) attributable to noncontrolling interest	11,115	12,581	17,100	19,068	(8,225)	—
Provision for income taxes	13,841	13,503	12,264	10,619	1,176	1,051
Other expense(income), net	1,703	373	2,956	3,205	1,032	4,403
Operating income/(loss)	45,273	43,222	43,888	38,117	(12,369)	12,352
Depreciation and amortization	11,164	9,916	10,244	9,816	2,384	6,754
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399	12,437	24,906	26,142	31,428
Acquisition retention expenses	1,624	11	—	793	217	2,035
Restructuring charges	4,090	—	—	—	—	—
Transaction and integration costs	2,372	704	—	—	—	—
Charge from realignment of senior management(2)	—	3,100	—	—	—	—
Charge from impairment of certain intangible assets	—	674	—	—	—	—
Adjusted EBITDA	$64,730	$61,026	$66,569	$73,632	$16,374	$52,569

Reconciliation of Adjusted Pro Forma Net Income

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765	$11,568	$5,225
Net income attributable to noncontrolling interest	11,115	12,581	17,100	19,068
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399	12,437	24,906
Acquisition retention expenses	1,624	11	—	793
Restructuring charges	4,090	—	—	—
Transaction and integration costs	2,372	704	—	—
Loss from the write off of an investment(3)	1,500	—	—	—
Charge from realignment of senior management(2)	—	3,100	—	—
Loss from early extinguishment of debt	—	—	1,737
Adjustment to provision for income taxes(4)	(7,824)	(6,823)	(10,131)	(13,989)
Adjusted Pro Forma Net Income, as defined	$31,698	$29,737	$32,711	$36,003

Fully diluted weighted average shares of Class A common stock	27,832	26,089	19,795	13,501
Weighted average New Class A Units outstanding	10,883	12,703	17,543	20,845
Pro forma fully exchanged, fully diluted	38,715	38,792	37,338	34,346

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.82	$0.77	$0.88	$1.05

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with grants of ownership units of D&P Acquisitions and IPO Options granted in conjunction with our IPO. See further detail in the notes to the consolidated financial statements.

(2)
On April 22, 2010, the Company announced certain management changes related to the departure of our former president and one of our segment leaders. The $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards.

(3)	Reflects a one-time charge from the write off of a minority investment in WR Managed Accounts, LLC. The charge is reflected in "Other expense" on the Company's Consolidated Statement of Operations.
(4)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2011, 2010, 2009 and 2008, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Duff & Phelps is a leading provider of independent financial advisory and investment banking services. The firm balances analytical skills, market insight and independence to provide expertise in the areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Over 1,000 Duff & Phelps employees work out of more than 25 offices around the world—including Amsterdam, Atlanta, Austin, Beijing, Boston, Chicago, Dallas, Denver, Detroit, Houston, London, Los Angeles, Morristown, Munich, New York, Paris, Philadelphia, Plano, San Francisco, Seattle, Shanghai, Silicon Valley, Tokyo, Toronto and Washington, D.C.

Our clients include publicly traded and privately held companies, government entities and investment organizations such as private equity firms and hedge funds. Additionally, we maintain extensive relationships with law, accounting and investment banking firms that refer a meaningful amount of business.

Our collaborative culture promotes cross-selling and coordinated, aggressive pursuit of new business opportunities across practice groups and services. In addition, our integrated and multi-disciplinary approach enables us to share professionals across multiple service lines, which more efficiently utilizes and develops our team's skill set. Duff & Phelps' culture, global scale, broad service offering and strong brand name provide an appealing career platform that attracts and retains some of the most talented professionals in our field.

We generate revenues from Financial Advisory, Alternative Asset Advisory and Investment Banking services. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. Revenue trends in our Financial Advisory and Investment Banking segments, and to a lesser extent the Alternative Asset Advisory segment, generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. In addition, because many businesses do not routinely engage in M&A and restructuring activity, our fee paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. Further, we have lines of business that are not correlated to the volume of M&A activity and restructurings, but rather to bankruptcy filings, litigation or regulatory trends.

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

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. Our Alternative Asset Advisory segment provides services related to Portfolio Valuation, Complex Asset Solutions and Due Diligence. We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues. Our Investment Banking segment includes our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units. Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

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

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”). The IPO, Recapitalization Transactions and the Company's capital structure are further detailed in the notes to our consolidated financial statements included herein.

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

Critical accounting policies are those policies that we believe present the most complex or subjective measurements and have the most potential to impact our financial position and operating results. While all decisions regarding accounting policies are important, we believe that the following policies could be considered critical. These critical policies relate to revenue recognition, accounting for equity-based compensation, accounts receivable and allowance for doubtful accounts, goodwill and other intangible assets, acquisition accounting and income taxes.

Revenue Recognition
We recognize revenues in accordance with FASB ASC 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate revenues from services provided by our Financial Advisory, Alternative Asset Advisory and Investment Banking segments. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent fee basis. Revenues from time-and-materials engagements are recognized as the hours are incurred by our client service professionals.

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

Equity-Based Compensation
We account for equity-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Equity-based compensation expense is based on fair value at the date of grant and the pre-vesting forfeiture rate. It is recognized over the requisite service period using the accelerated method of amortization as described in FASB ASC 718 for grants with graded vesting or using the straight-line method for grants with cliff vesting. The fair value of the awards is determined from periodic valuations using key assumptions for implied asset volatility, expected dividends, risk free rate and the expected term of the awards. If factors change and we employ different assumptions in the application of FASB ASC 718 in future periods or if there is a material change in the fair value of the Company, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A one-percentage point decrease in the estimated forfeiture rates would have resulted in an approximately $1,000 increase in compensation expense related to equity-based compensation expense for the year ended December 31, 2011.

Direct client service costs and selling, general and administrative expenses include equity-based compensation with respect to (a) grants of legacy units of D&P Acquisitions prior to the consummation of the Recapitalization Transactions (“Legacy Units”), (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards issued in connection with our ongoing long-term compensation program, consisting of restricted shares of Class A common stock and restricted stock units (“Ongoing RSAs”).

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

The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.” The holders of New Class A Units also own one share of the Company's Class B common stock for each New Class A Unit. Pursuant to an exchange agreement, the New Class A Units are exchangeable on a one-for-one basis for shares of the Company's Class A common stock. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock are cancelled.

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

Historically, our actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, our accounts receivable allowances totaled 2.2% at December 31, 2011 and 2010. As of December 31, 2011, a one-percentage point deviation in uncollectible accounts receivable would have resulted in an increase or decrease in the allowance and bad debt expense or revenue adjustment of $778.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of FASB ASC 350, Intangibles—Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2011 and determined that no impairment of goodwill existed as of that date. We have considered the overall economic environment and other factors related to potential impairment subsequent to October 1, 2011 through the date hereof and concluded that no indications of impairment have arisen.

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

As a result of the Company's acquisition of New Class A Units of D&P Acquisitions as described above, the Company expects to benefit from depreciation and other tax deductions reflecting D&P Acquisitions' tax basis for its assets. Those deductions will be allocated to the Company and will be taken into account in reporting the Company's taxable income. Further, as a result of a federal income tax election made by D&P Acquisitions applicable to a portion of the Company's acquisition of D&P Acquisitions' New Class A Units, the income tax basis of the assets of D&P Acquisitions underlying a portion of the units the Company has acquired have been adjusted based upon the amount that the Company has paid for that portion of its D&P Acquisitions' New Class A Units. The Company has entered into an agreement with the selling unitholders of D&P Acquisitions that will provide for the additional payment by the Company to the selling unitholders of D&P Acquisitions of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company realizes (i) from the tax basis in its proportionate share of D&P Acquisitions' goodwill and similar intangible assets that the Company receives as a result of the exchanges and (ii) from the federal income tax election referred to above. As result of these transactions, the Company's tax basis in its share of D&P Acquisitions' assets will be higher than the book basis of these same assets.

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

Acquisition Retention Expenses
Acquisition retention expenses include expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Transaction and Integration Expenses
Transaction and integration expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives. These costs are primarily comprised of (i) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental and one-time in nature, (iii) gains or losses resulting from the recalculation of contingent consideration, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental and one-time in nature.

Distributions and Other Payments to Noncontrolling Unitholders
The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Distributions for taxes	$4,812	$7,081	$20,097
Other distributions	3,635	2,752	1,879
Payments pursuant to the Tax Receivable Agreement	5,536	4,267	3,090
	$13,983	$14,100	$25,066

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

As of December 31, 2011, the Company recorded a liability of $107,766, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $6,209 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Results of Operations

Year Ended December 31, 2011 versus Year Ended December 31, 2010

The results of operations are summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Revenues	$383,940	$365,546	$18,394	5.0%
Reimbursable expenses	12,934	9,485	3,449	36.4%
Total revenues	396,874	375,031	21,843	5.8%

Direct client service costs
Compensation and benefits	209,606	205,958	3,648	1.8%
Other direct client service costs	9,048	7,548	1,500	19.9%
Acquisition retention expenses	1,624	11	1,613	14,663.6%
Reimbursable expenses	13,073	9,547	3,526	36.9%
	233,351	223,064	10,287	4.6%

Operating expenses
Selling, general and administrative	100,624	97,451	3,173	3.3%
Depreciation and amortization	11,164	9,916	1,248	12.6%
Restructuring charges	4,090	—	4,090	N/A
Transaction and integration costs	2,372	704	1,668	236.9%
Charge from impairment of certain intangible assets	—	674	(674)	(100.0)%
	118,250	108,745	9,505	8.7%

Operating income	45,273	43,222	2,051	4.7%

Other expense/(income), net
Interest income	(77)	(112)	35	(31.3)%
Interest expense	275	312	(37)	(11.9)%
Other expense	1,505	173	1,332	769.9%
	1,703	373	1,330	356.6%

Income before income taxes	43,570	42,849	721	1.7%
Provision for income taxes	13,841	13,503	338	2.5%
Net income	29,729	29,346	383	1.3%
Less: Net income attributable to noncontrolling interest	11,115	12,581	(1,466)	(11.7)%
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765	$1,849	11.0%

Other financial and operating data
Adjusted EBITDA(a)	$64,730	$61,026	$3,704	6.1%
Adjusted EBITDA(a), as a percentage of revenues	16.9%	16.7%	0.2%	1.2%
Adjusted Pro Forma Net Income(a)	$31,698	$29,737	$1,961	6.6%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.82	$0.77	$0.05	6.5%
End of period managing directors	192	157	35	22.3%
End of period client service professionals	993	785	208	26.5%

__________________________

(a)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures. We believe these measures provide a relevant and useful alternative measure of our ongoing profitability and performance. We believe the Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share, in addition to GAAP financial measures, provide a relevant and useful benchmark for investors, in order to assess our financial performance, ongoing operating results and comparability to other companies in our industry. These measures are utilized by our senior management to evaluate our overall performance.

We define Adjusted EBITDA as operating income before depreciation and amortization, equity-based compensation originating prior to our IPO and associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO and other items which are generally non-recurring in nature, including but not limited to restructuring charges and acquisition related expenses. We define Adjusted Pro Forma Net Income as net income before equity compensation associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO, and certain items generally nonrecurring in nature, including but not limited to restructuring charges and acquisition related expenses, less pro forma corporate income tax applied at an assumed effective corporate tax rate. Adjusted Pro Forma Net Income per share consists of Adjusted Pro Forma Net Income divided by the fully dilutive weighted average number of the Company's Class A and Class B shares for the applicable period. These measures are reconciled in the tables below.

Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Net Income per share are non-GAAP financial measures which are not prepared in accordance with, and should not be considered a substitute for or superior to measurements required by GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, these non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies.

Reconciliation of Adjusted EBITDA
	Year Ended
	December 31, 2011	December 31, 2010
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765
Net income attributable to noncontrolling interest	11,115	12,581
Provision for income taxes	13,841	13,503
Other expense/(income), net	1,703	373
Operating income	45,273	43,222
Depreciation and amortization	11,164	9,916
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399
Acquisition retention expenses	1,624	11
Restructuring charges	4,090	—
Transaction and integration costs	2,372	704
Charge from realignment of senior management(2)	—	3,100
Charge from impairment of certain intangible assets	—	674
Adjusted EBITDA	$64,730	$61,026

Reconciliation of Adjusted Pro Forma Net Income
	Year Ended
	December 31, 2011	December 31, 2010
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765
Net income attributable to noncontrolling interest	11,115	12,581
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399
Acquisition retention expenses	1,624	11
Restructuring charges	4,090	—
Transaction and integration costs	2,372	704
Loss from the write off of an investment(3)	1,500	—
Charge from realignment of senior management(2)	—	3,100
Adjustment to provision for income taxes(4)	(7,824)	(6,823)
Adjusted Pro Forma Net Income, as defined	$31,698	$29,737

Fully diluted weighted average shares of Class A common stock	27,832	26,089
Weighted average New Class A Units outstanding	10,883	12,703
Pro forma fully exchanged, fully diluted	38,715	38,792

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.82	$0.77

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with grants of ownership units of D&P Acquisitions and IPO Options granted in conjunction with our IPO. See further detail in the notes to the consolidated financial statements.

(2)
On April 22, 2010, the Company announced certain management changes related to the departure of our former president and one of our segment leaders. The $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards.

(3)	Reflects a one-time charge from the write off of a minority investment in WR Managed Accounts, LLC. The charge is reflected in "Other expense" on the Company's Consolidated Statement of Operations.
(4)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2011 and 2010, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Overview
In 2011, we made targeted acquisitions to strengthen the depth of our offerings in key markets and service areas:

Effective Date	Acquisition	Description

12/30/2011	Pagemill Partners
Effective December 30, 2011, we acquired Pagemill Partners, a Silicon Valley-based investment banking firm. Pagemill provides M&A, private placement advisory and related services to global technology companies in the middle market, as well as emerging organizations. This acquisition enhances our technical capabilities and industry expertise. The acquisition added 22 client service professionals, including 10 managing directors. Results will be included in our Consolidated Statement of Operations as part of our M&A Advisory business unit beginning on January 1, 2012.

12/9/2011	Toronto-based restructuring and insolvency business of RSM Richter
Effective December 9, 2011, we acquired the Toronto-based restructuring and insolvency business from the RSM Richter group. The acquisition enhances our global restructuring capabilities by expanding our presence into Canada. The acquisition added 12 client service professionals, including four managing directors. Its results have been included in our consolidated financial statements as part of our Global Restructuring Advisory business unit since the date of acquisition.

10/31/2011	MCR
On October 31, 2011, we acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances our global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in our consolidated financial statements as part of our Global Restructuring Advisory business unit since the date of acquisition.

6/30/2011	Growth Capital Partners
On June 30, 2011, we acquired Growth Capital Partners and its subsidiaries, a Houston-based investment banking firm focused on transactions in the middle market. The addition of Growth Capital Partners complements our energy, mining, and infrastructure expertise and expands its presence in the southwest United States. The acquisition included 20 client service professionals, including seven managing directors. Its results have been included in our consolidated financial statements primarily as part of our M&A Advisory business unit since the date of acquisition.

Revenues
Revenues excluding reimbursable expenses increased $18,394 or 5.0% to $383,940 for the year ended December 31, 2011, compared to $365,546 for the year ended December 31, 2010. The increase in revenues primarily resulted from an increase in revenues from our Financial Advisory and Alternative Asset Advisory segments, partially offset by a decrease in revenues from our Investment Banking segment, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$143,151	$146,895	$(3,744)	(2.5)%
Tax Services(a)	40,945	43,324	(2,379)	(5.5)%
Dispute & Legal Management Consulting(b)	66,792	41,062	25,730	62.7%
	250,888	231,281	19,607	8.5%
Alternative Asset Advisory
Portfolio Valuation	25,741	19,795	5,946	30.0%
Complex Asset Solutions(c)	18,075	13,474	4,601	34.1%
Due Diligence	11,850	10,766	1,084	10.1%
	55,666	44,035	11,631	26.4%
Investment Banking
M&A Advisory(d)	25,612	22,719	2,893	12.7%
Transaction Opinions	28,774	28,903	(129)	(0.4)%
Global Restructuring Advisory(e)	23,000	38,608	(15,608)	(40.4)%
	77,386	90,230	(12,844)	(14.2)%
Total Revenues (excluding reimbursables)	$383,940	$365,546	$18,394	5.0%

_______________
(a)	For the year ended December 31, 2011, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $543 of revenues to Tax Services.
(b)
Dispute & Legal Management Consulting includes incremental revenues from our acquisition of Cole Valuation Partners (effective June 15, 2010) totaling $6,648 from January 1, 2011 through June 15, 2011 and $6,871 from June 15, 2010 through December 31, 2010. Also includes revenues from our acquisition of June Consulting Group beginning December 15, 2010.

(c)	Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners beginning December 15, 2010.
(d)
For the year ended December 31, 2011, M&A Advisory includes $7,507 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011). Revenues from our acquisition of Pagemill Partners (effective December 30, 2011) will be reflected in M&A Advisory beginning January 1, 2012.

(e)
For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 revenues from our acquisitions of MCR (effective October 31, 2011) and $321 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Valuation Advisory and Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity, particularly from a large complex litigation related engagement. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from incremental revenues associated with our acquisitions of Cole Valuation Partners and June Consulting Group.

Revenues from Valuation Advisory decreased primarily from continued weakness for demand of our services in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work. Utilization in this business remained robust as we have been able to leverage a number of our professionals to support engagements in Dispute & Legal Management Consulting and Portfolio Valuation.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services, partially offset by an increase in contingent fees.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with all business units. Portfolio Valuation primarily benefited from an increase in incremental valuation work. Complex Asset Solutions primarily benefited from revenues associated with our acquisition of Dynamic Credit Partners. Revenues from our Due Diligence business primarily increased as a result of a meaningful engagement during the year.

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory, partially offset by an increase in revenues from M&A Advisory. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets, partially offset by incremental revenues from our acquisitions of MCR and Richter. The increase in revenues from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by fewer success fees in the remainder of the M&A Advisory business. Transaction Opinions was roughly flat between years.

Our client service headcount increased to 993 client service professionals at December 31, 2011, compared to 785 client service professionals at December 31, 2010. The increase in headcount primarily resulted from 180 client service professionals from acquisitions during the year. In addition, we had 192 client service managing directors at December 31, 2011, compared to 157 at December 31, 2010. The increase in managing directors primarily resulted from our acquisitions during the year.

Direct Client Service Costs
Direct client service costs increased $10,287 or 4.6% to $233,351 for the year ended December 31, 2011, compared to $223,064 for the year ended December 31, 2010. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and a charge from the realignment of senior management:

	Year Ended
	December 31, 2011	December 31, 2010
Revenues (excluding reimbursables)	$383,940	$365,546

Total direct client service costs	$233,351	$223,064
Less: equity-based compensation associated with Legacy Units and IPO Options	273	(1,308)
Less: acquisition retention expenses	(1,624)	(11)
Less: reimbursable expenses	(13,073)	(9,547)
Less: charge from realignment of senior management	—	(540)
Direct client service costs, as adjusted	$218,927	$211,658

Direct client service costs, as adjusted, as a percentage of revenues	57.0%	57.9%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions during the year, equity-based compensation from grants of Ongoing RSAs, referral fees related to the closings of certain Investment Banking engagements and costs for contractors to support a large dispute related engagement. These increases were partially offset by lower severance expense.

Acquisition retention expenses increased between periods as a result of acquisitions during the current year.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

Operating Expenses
Operating expenses increased $9,505 or 8.7% to $118,250 for the year ended December 31, 2011, compared to $108,745 for the year ended December 31, 2010. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges, transaction and integration costs, a charge from the realignment of senior management and a charge to impair certain intangible assets:

	Year Ended
	December 31, 2011	December 31, 2010
Revenues (excluding reimbursables)	$383,940	$365,546

Total operating expenses	$118,250	$108,745
Less: equity-based compensation associated with Legacy Units and IPO Options	(480)	(2,091)
Less: depreciation and amortization	(11,164)	(9,916)
Less: restructuring charges	(4,090)	—
Less: transaction and integration costs	(2,372)	(704)
Less: charge from realignment of senior management	—	(2,560)
Less: charge to impair certain intangible assets	—	(674)
Operating expenses, as adjusted	$100,144	$92,800

Operating expenses, as adjusted, as a percentage of revenues	26.1%	25.4%

Operating expenses, as adjusted, increased between periods primarily from higher compensation and operating costs primarily from our acquisitions during the year, marketing costs related to print media and advertising, equity-based compensation from grants of Ongoing RSAs and bad debts.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. As a result, the Company incurred restructuring charges of $4,090 during the year ended December 31, 2011. These initiatives were completed by December 31, 2011. The portion of the charges related to office consolidations was estimated based on the discounted future cash flows of rent expense that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. The portion of the charges related to workforce reductions represent termination benefits.

Transaction and integration costs increased between periods as a result of acquisitions during the current year.

Other Income and Expense
Other income and expense include interest income, interest expense and other expense. The increase in other expense resulted from the $1,500 write off of a minority investment in WR Managed Accounts, LLC.

Provision for Income Taxes
The provision for income taxes was $13,841 or 31.8% of income before income taxes for the year ended December 31, 2011, compared to $13,503 or 31.5% of income before income taxes for the year ended December 31, 2010. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 26.0% and 30.8% for the year ended December 31, 2011 and 2010, respectively.

Segment Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$250,888	$231,281	$19,607	8.5%
Segment operating income	$45,212	$29,819	$15,393	51.6%
Segment operating income margin	18.0%	12.9%	5.1%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$55,666	$44,035	$11,631	26.4%
Segment operating income	$12,890	$9,208	$3,682	40.0%
Segment operating income margin	23.2%	20.9%	2.3%

Investment Banking
Revenues (excluding reimbursables)	$77,386	$90,230	$(12,844)	(14.2)%
Segment operating income	$6,767	$22,061	$(15,294)	(69.3)%
Segment operating income margin	8.7%	24.4%	(15.7)%

Totals
Revenues (excluding reimbursables)	$383,940	$365,546

Segment operating income	$64,869	$61,088
Net client reimbursable expenses	(139)	(62)
Equity-based compensation from Legacy Units and IPO Options	(207)	(3,399)
Depreciation and amortization	(11,164)	(9,916)
Acquisition retention expenses	(1,624)	(11)
Restructuring charges	(4,090)	—
Transaction and integration costs	(2,372)	(704)
Charge from realignment of senior management	—	(3,100)
Charge to impair certain intangible assets	—	(674)
Operating income	$45,273	$43,222

Average Client Service Professionals
Financial Advisory	575	596	(21)	(3.5)%
Alternative Asset Advisory	94	83	11	13.3%
Investment Banking	158	128	30	23.4%
Total	827	807	20	2.5%

End of Period Client Service Professionals
Financial Advisory	590	572	18	3.1%
Alternative Asset Advisory	100	85	15	17.6%
Investment Banking	303	128	175	136.7%
Total	993	785	208	26.5%

Results of Operations by Segment—Continued

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Revenue per Client Service Professional
Financial Advisory	$436	$388	$48	12.4%
Alternative Asset Advisory	$592	$531	$61	11.5%
Investment Banking	$490	$705	$(215)	(30.5)%
Total	$464	$453	$11	2.4%
__________________________________________________________________________________________________________________________________________________________________________

Utilization(a)
Financial Advisory	73.8%	67.3%	6.5%	9.7%
Alternative Asset Advisory	61.2%	62.0%	(0.8)%	(1.3)%

Rate-Per-Hour(b)
Financial Advisory	$343	$344	$(1)	(0.3)%
Alternative Asset Advisory	$515	$481	$34	7.1%
__________________________________________________________________________________________________________________________________________________________________________

Revenues (excluding reimbursables)
Financial Advisory	$250,888	$231,281	$19,607	8.5%
Alternative Asset Advisory	55,666	44,035	11,631	26.4%
Investment Banking	77,386	90,230	(12,844)	(14.2)%
Total	$383,940	$365,546	$18,394	5.0%

Average Managing Directors
Financial Advisory	92	96	(4)	(4.2)%
Alternative Asset Advisory	25	24	1	4.2%
Investment Banking	47	40	7	17.5%
Total	164	160	4	2.5%

End of Period Managing Directors
Financial Advisory	92	93	(1)	(1.1)%
Alternative Asset Advisory	24	26	(2)	(7.7)%
Investment Banking	76	38	38	100.0%
Total	192	157	35	22.3%

Revenue per Managing Director
Financial Advisory	$2,727	$2,409	$318	13.2%
Alternative Asset Advisory	$2,227	$1,835	$392	21.4%
Investment Banking	$1,647	$2,256	$(609)	(27.0)%
Total	$2,341	$2,285	$56	2.5%

_______________
(a)
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

(b)
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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $11,824 and $9,544 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the year ended December 31, 2011 and 2010, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $19,607 or 8.5% to $250,888 for the year ended December 31, 2011, compared to $231,281 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$143,151	$146,895	$(3,744)	(2.5)%
Tax Services(a)	40,945	43,324	(2,379)	(5.5)%
Dispute & Legal Management Consulting(b)	66,792	41,062	25,730	62.7%
	$250,888	$231,281	$19,607	8.5%

_______________
(a)	For the year ended December 31, 2011, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $543 of revenues to Tax Services.
(b)
Dispute & Legal Management Consulting includes incremental revenues from our acquisition of Cole Valuation Partners (effective June 15, 2010) totaling $6,648 from January 1, 2011 through June 15, 2011 and $6,871 from June 15, 2010 through December 31, 2010. Also includes revenues from our acquisition of June Consulting Group beginning December 15, 2010.

Our Financial Advisory segment was impacted by higher revenues from Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Valuation Advisory and Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity, particularly from a large complex litigation related engagement. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from incremental revenues associated with our acquisitions of Cole Valuation Partners and June Consulting Group.

Revenues from Valuation Advisory decreased primarily from continued weakness for demand of our services in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work. Utilization in this business remained robust as we have been able to leverage a number of our professionals to support engagements in Dispute & Legal Management Consulting and Portfolio Valuation.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services, partially offset by an increase in contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $15,393 or 51.6% to $45,212 for the year ended December 31, 2011, compared to $29,819 for the year ended December 31, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 18.0% for the year ended December 31, 2011, compared to 12.9% for the year ended December 31, 2010. Segment operating income increased primarily as a result of higher revenues and a lower percentage of allocated operating costs from a decrease in average headcount between periods, partially offset by higher direct compensation costs.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $11,631 or 26.4% to $55,666 for the year ended December 31, 2011, compared to $44,035 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$25,741	$19,795	$5,946	30.0%
Complex Asset Solutions(a)	18,075	13,474	4,601	34.1%
Due Diligence	11,850	10,766	1,084	10.1%
	$55,666	$44,035	$11,631	26.4%

_______________
(a)	Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners beginning December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated with all business units. Portfolio Valuation primarily benefited from an increase in incremental valuation work. Complex Asset Solutions primarily benefited from revenues associated with our acquisition of Dynamic Credit Partners. Revenues from our Due Diligence business primarily increased as a result of a meaningful engagement during the year.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $3,682 or 40.0% to $12,890 for the year ended December 31, 2011, compared to $9,208 for the year ended December 31, 2010. Segment operating income margin was 23.2% for the year ended December 31, 2011, compared to 20.9% for the year ended December 31, 2010. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct compensation costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment decreased $(12,844) or (14.2)% to $77,386 for the year ended December 31, 2011, compared to $90,230 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$25,612	$22,719	$2,893	12.7%
Transaction Opinions	28,774	28,903	(129)	(0.4)%
Global Restructuring Advisory(b)	23,000	38,608	(15,608)	(40.4)%
	$77,386	$90,230	$(12,844)	(14.2)%

_______________
(a)
For the year ended December 31, 2011, M&A Advisory includes $7,507 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011). Revenues from our acquisition of Pagemill Partners (effective December 30, 2011) will be reflected in M&A Advisory beginning January 1, 2012.

(b)
For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 revenues from our acquisitions of MCR (effective October 31, 2011) and $321 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

The decrease in revenues in our Investment Banking segment resulted from lower revenues from services associated with Global Restructuring Advisory, partially offset by an increase in revenues from M&A Advisory. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets, partially offset by incremental revenues from our acquisitions of MCR and Richter. The increase in revenues from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by fewer success fees in the remainder of the M&A Advisory business. Transaction Opinions was roughly flat between years.

Segment Operating Income
Operating income from the Investment Banking segment decreased $(15,294) or (69.3)% to $6,767 for the year ended December 31, 2011, compared to $22,061 for the year ended December 31, 2010. Operating income margin was 8.7% for the year ended December 31, 2011, compared to 24.4% for the year ended December 31, 2010. The decrease in segment operating income primarily resulted from the decrease in revenues and a higher percentage of allocated operating costs from an increase in average headcount between periods as a result of our acquisitions during the year.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

The results of operations are summarized as follows:

	Year Ended
	December 31, 2010	December 31, 2009	Unit Change	Percent Change
Revenues	$365,546	$370,903	$(5,357)	(1.4)%
Reimbursable expenses	9,485	11,083	(1,598)	(14.4)%
Total revenues	375,031	381,986	(6,955)	(1.8)%

Direct client service costs
Compensation and benefits	205,958	210,302	(4,344)	(2.1)%
Other direct client service costs	7,548	7,232	316	4.4%
Acquisition retention expenses	11	—	11	N/A
Reimbursable expenses	9,547	11,158	(1,611)	(14.4)%
	223,064	228,692	(5,628)	(2.5)%

Operating expenses
Selling, general and administrative	97,451	99,162	(1,711)	(1.7)%
Depreciation and amortization	9,916	10,244	(328)	(3.2)%
Transaction and integration costs	704	—	704	N/A
Charge from impairment of certain intangible assets	674	—	674	N/A
	108,745	109,406	(661)	(0.6)%

Operating income	43,222	43,888	(666)	(1.5)%

Other expense/(income), net
Interest income	(112)	(53)	(59)	111.3%
Interest expense	312	1,131	(819)	(72.4)%
Other expense	173	141	32	22.7%
Loss on early extinguishment of debt	—	1,737	(1,737)	(100.0)%
	373	2,956	(2,583)	(87.4)%

Income before income taxes	42,849	40,932	1,917	4.7%
Provision for income taxes	13,503	12,264	1,239	10.1%
Net income	29,346	28,668	678	2.4%
Less: Net income attributable to noncontrolling interest	12,581	17,100	(4,519)	(26.4)%
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568	$5,197	44.9%

Other financial and operating data
Adjusted EBITDA(a)	$61,026	$66,569	$(5,543)	(8.3)%
Adjusted EBITDA(a), as a percentage of revenues	16.7%	17.9%	(1.2)%	(6.7)%
Adjusted Pro Forma Net Income(a)	$29,737	$32,711	$(2,974)	(9.1)%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.77	$0.88	$(0.11)	(12.5)%
End of period managing directors	157	163	(6)	(3.7)%
End of period client service professionals	785	878	(93)	(10.6)%

_______________

(a)
Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share are non-GAAP financial measures. We believe these measures provide a relevant and useful alternative measure of our ongoing profitability and performance. We believe the Adjusted EBITDA, Adjusted Pro Forma Net Income, and Adjusted Pro Forma Net Income per share, in addition to GAAP financial measures, provide a relevant and useful benchmark for investors, in order to assess our financial performance, ongoing operating results and comparability to other companies in our industry. These measures are utilized by our senior management to evaluate our overall performance.

We define Adjusted EBITDA as operating income before depreciation and amortization, equity-based compensation originating prior to our IPO and associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO and other items which are generally non-recurring in nature, including but not limited to restructuring charges and acquisition related expenses. We define Adjusted Pro Forma Net Income as net income before equity compensation associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO, and certain items generally nonrecurring in nature, including but not limited to restructuring charges and acquisition related expenses, less pro forma corporate income tax applied at an assumed effective corporate tax rate. Adjusted Pro Forma Net Income per share consists of Adjusted Pro Forma Net Income divided by the fully dilutive weighted average number of the Company's Class A and Class B shares for the applicable period. These measures are reconciled in the tables below.

Adjusted EBITDA, Adjusted Pro Forma Net Income and Adjusted Pro Forma Net Income per share are non-GAAP financial measures which are not prepared in accordance with, and should not be considered a substitute for or superior to measurements required by GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, these non-GAAP measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies.

Reconciliation of Adjusted EBITDA
	Year Ended
	December 31, 2010	December 31, 2009
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568
Net income attributable to noncontrolling interest	12,581	17,100
Provision for income taxes	13,503	12,264
Other expense/(income), net	373	2,956
Operating income	43,222	43,888
Depreciation and amortization	9,916	10,244
Equity-based compensation associated with Legacy Units and IPO Options(1)	3,399	12,437
Acquisition retention expenses	11	—
Transaction and integration costs	704	—
Charge from realignment of senior management(2)	3,100	—
Charge from impairment of certain intangible assets	674	—
Adjusted EBITDA	$61,026	$66,569

Reconciliation of Adjusted Pro Forma Net Income
	Year Ended
	December 31, 2010	December 31, 2009
Net income attributable to Duff & Phelps Corporation	$16,765	$11,568
Net income attributable to noncontrolling interest	12,581	17,100
Equity-based compensation associated with Legacy Units and IPO Options	3,399	12,437
Acquisition retention expenses	11	—
Transaction and integration costs	704	—
Charge from realignment of senior management(2)	3,100	—
Loss on early extinguishment of debt	—	1,737
Adjustment to provision for income taxes(3)	(6,823)	(10,131)
Adjusted Pro Forma Net Income, as defined	$29,737	$32,711

Fully diluted weighted average shares of Class A common stock	26,089	19,795
Weighted average New Class A Units outstanding	12,703	17,543
Pro forma fully exchanged, fully diluted	38,792	37,338

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.77	$0.88

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with grants of ownership units of D&P Acquisitions and IPO Options granted in conjunction with our IPO. See further detail in the notes to the consolidated financial statements.

(2)
On April 22, 2010, the Company announced certain management changes related to the departure of our former president and one of our segment leaders. The $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards.

(3)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 40.6% for the years ended December 31, 2010 and 2009, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenues
Revenues excluding reimbursable expenses decreased $5,357 or 1.4% to $365,546 for the year ended December 31, 2010, compared to $370,903 for the year ended December 31, 2009. The decrease in revenues primarily resulted from a decrease in revenues from our Financial Advisory and Alternative Asset Advisory segments, partially offset by an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Year Ended
	December 31, 2010	December 31, 2009	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$146,895	$151,960	$(5,065)	(3.3)%
Tax Services	43,324	47,902	(4,578)	(9.6)%
Dispute & Legal Management Consulting(a)	41,062	47,220	(6,158)	(13.0)%
	231,281	247,082	(15,801)	(6.4)%
Alternative Asset Advisory
Portfolio Valuation	19,795	22,153	(2,358)	(10.6)%
Complex Asset Solutions(b)	13,474	19,171	(5,697)	(29.7)%
Due Diligence	10,766	8,182	2,584	31.6%
	44,035	49,506	(5,471)	(11.1)%
Investment Banking
M&A Advisory	22,719	15,845	6,874	43.4%
Transaction Opinions	28,903	21,076	7,827	37.1%
Global Restructuring Advisory	38,608	37,394	1,214	3.2%
	90,230	74,315	15,915	21.4%
Total Revenues (excluding reimbursables)	$365,546	$370,903	$(5,357)	(1.4)%

_______________
(a)
For the year ended December 31, 2010, Dispute & Legal Management Consulting includes $6,871 of revenues from our acquisition of Cole Valuation Partners (effective June 15, 2010) and a de minimis amount of revenue from our acquisition of June Consulting Group (effective December 15, 2010).

(b)	Complex Asset Solutions includes a de minimis amount of revenue from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

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

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Alternative Asset Advisory segment. Our 2010 results include approximately $8,200 of revenue from this engagement, compared to approximately $30,100 of revenue recognized in the prior year (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Alternative Asset Advisory). The decrease from this engagement was partially offset by revenue from our acquisitions during the year.

Our Alternative Asset Advisory segment was impacted by lower revenues from Portfolio Valuation, Complex Asset Solutions and Strategic Value Advisory, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand. Our Due Diligence business grew due to an increase in M&A related activity.

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

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and the charge from the departure of our former president and one of our segment leaders:

	Year Ended
	December 31, 2010	December 31, 2009
Revenues (excluding reimbursables)	$365,546	$370,903

Total direct client service costs	$223,064	$228,692
Less: equity-based compensation associated with Legacy Units and IPO Options	(1,308)	(8,736)
Less: acquisition retention expenses	(11)	—
Less: reimbursable expenses	(9,547)	(11,158)
Less: charge from realignment of senior management	(540)	—
Direct client service costs, as adjusted	$211,658	$208,798

Direct client service costs, as adjusted, as a percentage of revenues	57.9%	56.3%

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

Selling, general and administrative expenses include a charge of approximately $3,070 from the departure of our former president, including approximately $510 related to Legacy Units and IPO Options. In addition, operating expenses include a $674 onetime charge from the impairment of certain intangible assets that originated from our acquisition of World Tax Service US in July 2008. The impairment resulted from the departure of the two managing directors who ran this group and associated staff in March 2010. World Tax Service US operated as part of our Financial Advisory segment. Also, transaction and integration costs resulted from closed and pending acquisitions and related activity. These costs include professional fees, incremental marketing expenses and incremental travel and entertainment.

The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, a charge to impair certain intangible assets, the charge from the departure of our former president and transaction and integration costs:

	Year Ended
	December 31, 2010	December 31, 2009
Revenues (excluding reimbursables)	$365,546	$370,903

Total operating expenses	$108,745	$109,406
Less: equity-based compensation associated with Legacy Units and IPO Options	(2,091)	(3,701)
Less: depreciation and amortization	(9,916)	(10,244)
Less: transaction and integration costs	(704)	—
Less: charge from realignment of senior management	(2,560)	—
Less: charge to impair certain intangible assets	(674)	—
Operating expenses, as adjusted	$92,800	$95,461

Operating expenses, as adjusted, as a percentage of revenues	25.4%	25.7%

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

Provision for Income Taxes
The provision for income taxes was $13,503 or 31.5% of income before income taxes for the year ended December 31, 2010, compared to $12,264 or 30.0% of income before income taxes for the year ended December 31, 2009. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the provision for income taxes as a percentage of income before income taxes resulted primarily from a decrease in the rate benefit from operating as an LLC, due to an increase in Duff & Phelps Corporation's ownership of D&P Acquisitions, LLC. During the year ended December 31, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

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

Segment Results—Year Ended December 31, 2010 versus Year Ended December 31, 2009

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended
	December 31, 2010	December 31, 2009	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$231,281	$247,082	$(15,801)	(6.4)%
Segment operating income	$29,819	$37,940	$(8,121)	(21.4)%
Segment operating income margin	12.9%	15.4%	(2.5)%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$44,035	$49,506	$(5,471)	(11.1)%
Segment operating income	$9,208	$13,471	$(4,263)	(31.6)%
Segment operating income margin	20.9%	27.2%	(6.3)%

Investment Banking
Revenues (excluding reimbursables)	$90,230	$74,315	$15,915	21.4%
Segment operating income	$22,061	$15,233	$6,828	44.8%
Segment operating income margin	24.4%	20.5%	3.9%

Totals
Revenues (excluding reimbursables)	$365,546	$370,903

Segment operating income	$61,088	$66,644
Net client reimbursable expenses	(62)	(75)
Equity-based compensation from Legacy Units and IPO Options	(3,399)	(12,437)
Depreciation and amortization	(9,916)	(10,244)
Acquisition retention expenses	(11)	—
Transaction and integration costs	(704)	—
Charge from realignment of senior management	(3,100)	—
Charge to impair certain intangible assets	(674)	—
Operating income	$43,222	$43,888

Average Client Service Professionals
Financial Advisory	596	692	(96)	(13.9)%
Alternative Asset Advisory	83	97	(14)	(14.4)%
Investment Banking	128	133	(5)	(3.8)%
Total	807	922	(115)	(12.5)%

End of Period Client Service Professionals
Financial Advisory	572	654	(82)	(12.5)%
Alternative Asset Advisory	85	93	(8)	(8.6)%
Investment Banking	128	131	(3)	(2.3)%
Total	785	878	(93)	(10.6)%

Results of Operations by Segment—Continued

	Year Ended
	December 31, 2010	December 31, 2009	Unit Change	Percent Change

Revenue per Client Service Professional
Financial Advisory	$388	$357	$31	8.7%
Alternative Asset Advisory	$531	$510	$21	4.1%
Investment Banking	$705	$559	$146	26.1%
Total	$453	$402	$51	12.7%
______________________________________________________________________________________________________

Utilization(a)
Financial Advisory	67.3%	65.5%	1.8%	2.7%
Alternative Asset Advisory	62.0%	64.3%	(2.3)%	(3.6)%

Rate-Per-Hour(b)
Financial Advisory	$344	$319	$25	7.8%
Alternative Asset Advisory	$481	$451	$30	6.7%
______________________________________________________________________________________________________

Revenues (excluding reimbursables)
Financial Advisory	$231,281	$247,082	$(15,801)	(6.4)%
Alternative Asset Advisory	44,035	49,506	(5,471)	(11.1)%
Investment Banking	90,230	74,315	15,915	21.4%
Total	$365,546	$370,903	$(5,357)	(1.4)%

Average Managing Directors
Financial Advisory	96	103	(7)	(6.8)%
Alternative Asset Advisory	24	23	1	4.3%
Investment Banking	40	39	1	2.6%
Total	160	165	(5)	(3.0)%

End of Period Managing Directors
Financial Advisory	93	100	(7)	(7.0)%
Alternative Asset Advisory	26	23	3	13.0%
Investment Banking	38	40	(2)	(5.0)%
Total	157	163	(6)	(3.7)%

Revenue per Managing Director
Financial Advisory	$2,409	$2,399	$10	0.4%
Alternative Asset Advisory	$1,835	$2,152	$(317)	(14.7)%
Investment Banking	$2,256	$1,906	$350	18.4%
Total	$2,285	$2,248	$37	1.6%

_______________
(a)
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

(b)
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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $9,544 and $11,533 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the year ended December 31, 2010 and 2009, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment decreased $15,801 or 6.4% to $231,281 for the year ended December 31, 2010, compared to $247,082 for the year ended December 31, 2009. The overall decline resulted from a decrease in revenues from each business unit, as summarized in the following table:

	Year Ended
	December 31, 2010	December 31, 2009	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$146,895	$151,960	$(5,065)	(3.3)%
Tax Services	43,324	47,902	(4,578)	(9.6)%
Dispute & Legal Management Consulting(a)	41,062	47,220	(6,158)	(13.0)%
	$231,281	$247,082	$(15,801)	(6.4)%

_______________
(a)
For the year ended December 31, 2010, Dispute & Legal Management Consulting includes $6,871 of revenues from our acquisition of Cole Valuation Partners (effective June 15, 2010) and a de minimis amount of revenue from our acquisition of June Consulting Group (effective December 15, 2010).

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

Dispute & Legal Management Consulting (and to a lesser extent certain business units in our Alternative Asset Advisory segment) was impacted by lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection. This engagement wound down during the first half of 2010. Revenues from this engagement were primarily recognized in our Dispute & Legal Management Consulting business unit as well as our Alternative Asset Advisory segment. Our 2010 results include approximately $8,200 of revenue from this engagement, compared to approximately $30,100 of revenue recognized in the prior year (of which approximately 70% was recognized in Dispute & Legal and approximately 30% in Alternative Asset Advisory). The decrease from this engagement was partially offset by revenue from our acquisitions during the year.

Segment Operating Income
Financial Advisory segment operating income decreased $8,121 or 21.4% to $29,819 for the year ended December 31, 2010, compared to $37,940 for the year ended December 31, 2009. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 12.9% for the year ended December 31, 2010, compared to 15.4% for the year ended December 31, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction of direct costs and allocated overhead expenses.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment decreased $5,471 or 11.1% to $44,035 for the year ended December 31, 2010, compared to $49,506 for the year ended December 31, 2009. Lower revenues from Portfolio Valuation and Financial Engineering were partially offset by higher revenues from Due Diligence, as summarized in the following table:

	Year Ended
	December 31, 2010	December 31, 2009	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$19,795	$22,153	$(2,358)	(10.6)%
Complex Asset Solutions(a)	13,474	19,171	(5,697)	(29.7)%
Due Diligence	10,766	8,182	2,584	31.6%
	$44,035	$49,506	$(5,471)	(11.1)%

_______________
(a)	Complex Asset Solutions includes revenues from our acquisition of the U.S. advisory business of Dynamic Credit Partners effective December 15, 2010.

Our Alternative Asset Advisory segment was impacted by lower revenues from Portfolio Valuation and Financial Engineering, primarily due to lower revenues from an engagement to serve as a financial advisor to the court appointed examiner of a large financial services company under bankruptcy protection (as described above) and reduced demand. Our Due Diligence business grew due to an increase in M&A related activity.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment decreased $4,263 or 31.6% to $9,208 for the year ended December 31, 2010, compared to $13,471 for the year ended December 31, 2009. Segment operating income margin was 20.9% for the year ended December 31, 2010, compared to 27.2% for the year ended December 31, 2009. Segment operating income decreased primarily as a result of lower revenues, partially offset by a reduction of direct costs and allocated overhead expenses.

Investment Banking

Revenues
Revenues from the Investment Banking segment increased $15,915 or 21.4% to $90,230 for the year ended December 31, 2010, compared to $74,315 for the year ended December 31, 2009, as summarized in the following table:

	Year Ended
	December 31, 2010	December 31, 2009	Dollar Change	Percent Change
Investment Banking
M&A Advisory	$22,719	$15,845	$6,874	43.4%
Transaction Opinions	28,903	21,076	7,827	37.1%
Global Restructuring Advisory	38,608	37,394	1,214	3.2%
	$90,230	$74,315	$15,915	21.4%

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

Liquidity and Capital Resources
Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenues, (ii) payment of base compensation, benefits and operating expenses, (iii) payment of bonuses to employees, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors, (vii) funding of our deferred compensation program, (viii) repurchases of Class A common stock and (ix) cash consideration for acquisitions and acquisition-related expenses.

Cash and cash equivalents decreased by $74,342 to $38,986 at December 31, 2011, compared to $113,328 at December 31, 2010. The decrease in cash primarily resulted from $74,121 used in investing activities and $47,362 used in financing activities, partially offset by $47,427 provided by operating activities.

Operating Activities
During the year ended December 31, 2011, cash of $47,427 was provided by operating activities, compared to $59,774 in the prior year. The decrease of amounts provided by operating activities primarily resulted from changes in assets and liabilities using cash, including accounts receivable and unbilled services primarily from the timing of the billing of invoices and collection of payments particularly from a large engagement and certain success fees earned in 2011 which will be billed and collected in subsequent periods.

Investing Activities
During the year ended December 31, 2011, cash of $74,121 was used in investing activities, compared to $28,472 used in the prior year. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisitions and related earn-out payments, (iii) purchases of investments related to the Company's deferred compensation plan and other investments and (iv) an increase in restricted cash which resulted from cash placed in escrow in conjunction with deferred cash retention incentives granted in conjunction with an acquisition.

Financing Activities
During the year ended December 31, 2011, cash of $47,362 was used in financing activities, compared to $25,207 used in the prior year. Significant financing activities are summarized as follows:

•
Repurchases of Class A common stock—Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program and to a lesser extent shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•
Dividends—Cash dividends reflect the payment of quarterly cash dividends per share of our Class A common stock to holders of record. We increased the dividend from $0.05 to $0.06 in the second quarter of 2010 and from $0.06 to $0.08 in the first quarter of 2011.

•	Distributions and other payments to noncontrolling unitholders—Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Financing activities
Distributions for taxes	$4,812	$7,081	$20,097
Other distributions	3,635	2,752	1,879
	$8,447	$9,833	$21,976

Operating activities
Payments pursuant to the Tax Receivable Agreement	$5,536	$4,267	$3,090

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

As of December 31, 2011, the Company recorded a liability of $107,766, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $6,209 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Credit Facility
On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011 and (iv) the fourth amendment to credit agreement dated as of October 13, 2011 (collectively, the “Credit Agreement”). The Credit Agreement provides for a $75,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit. The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016.

Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There were no amounts outstanding under the Credit Facility at December 31, 2011, although we may draw down a portion of the facility in the first quarter of 2012 in conjunction with the payment of annual incentive compensation. As of December 31, 2011, the Company had $4,097 of outstanding letters of credit of which $3,685 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at December 31, 2011, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of December 31, 2011.

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

Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments at December 31, 2011. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Payments Due by Period
	Total	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years
Principal and interest payments under the credit facility(a)	$—	$—	$—	$—	$—
Operating lease obligations	125,348	18,357	29,706	24,033	53,252
Payments pursuant to the Tax Receivable Agreement	107,766	6,209	13,308	14,373	73,876
Total	$233,114	$24,566	$43,014	$38,406	$127,128

_______________
(a)	Excludes amounts for unused commitment fees.

Off-Balance Sheet Arrangements
Pursuant to the terms of our credit facility, we currently provide standby letters of credit totaling $4,097 at December 31, 2011 to guarantee obligations that may arise under certain real estate leases. These potential obligations are not reflected in the Company's consolidated financial statements. Other than the aforementioned letters of credit, we do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Exchange Rate Risk
We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure without the use of derivative instruments. We do not believe this risk is material in relation to our consolidated financial statements.

Inflation
We believe that inflation has not had a material impact on the Company's results of operations for each of the three years ended December 31, 2011, 2010 and 2009. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.

Recent Accounting Pronouncements
Effective January 1, 2011, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU 2009-13 supersedes certain guidance in FASB ASC 605-25, Revenue Recognition-Multiple-Element Arrangements and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation in which the undelivered element is measured at its estimated selling price and the delivered element is measured as the residual of the arrangement consideration, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASU 2009-13. The adoption of ASU 2009-13 did not have a material effect on the Company's consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income. The ASU does not change the items that must be reported in other comprehensive income. The FASB's issuance of ASU 2011-05 represents another step toward its goal of convergence with IFRSs. The amendments in this update should be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate that the adoption of ASU 2011-11 will have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility, which has variable interest rates tied to the LIBOR or prime rate. At December 31, 2011, there were no borrowings outstanding.

Item 8. Financial Statements and Supplemental Data.

The Company's consolidated financial statements are included under Item 15 of this report.

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

(b)	Management's Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.
Our independent auditors have issued an audit report on the effectiveness of the Company's internal control over financial reporting. That report appears on page F-3.

(c)	Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth quarter of 2011 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in this section is incorporated herein by reference to the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders and this Annual Report on Form 10-K under the caption Part II—Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans at December 31, 2011. All equity compensation plans have been approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Duff & Phelps Corporation Amended and Restated 2007 Omnibus Stock Incentive Plan	6,481	$16.00	2,975

_______________
(1)
Includes common stock issuable upon the vesting of 4,669 restricted stock awards and units, the vesting of 205 performance-vesting restricted stock awards and units, and the exercise of 1,607 outstanding options granted under the plan.

(2)	The weighted average exercise price shown relates solely to the options granted. The restricted stock awards and units have no exercise price due to their nature.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements—The consolidated financial statements listed in the “Index to Consolidated Financial Statements” described at F-1 are incorporated by reference herein.

(2)
Financial Statement Schedules—The financial statement schedule “Schedule II—Valuation and Qualifying Accounts” is incorporated by reference herein. All other schedules have been omitted because they are not applicable, not required or the information required is included in the financial statements or notes thereto.

(3)	Exhibits—Certain of the exhibits to this Annual Report are hereby incorporated by references, as summarized in (b) below.

(b)	Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

DUFF & PHELPS CORPORATION

/s/ Noah Gottdiener
Noah Gottdiener
Chairman of the Board & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board & Chief Executive Officer	February 17, 2012
Noah Gottdiener	(Principal Executive Officer)

/s/ Patrick M. Puzzuoli	Executive Vice President & Chief Financial Officer	February 17, 2012
Patrick M. Puzzuoli	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	February 17, 2012
Robert M. Belke

/s/ Peter W. Calamari	Director	February 17, 2012
Peter W. Calamari

/s/ William R. Carapezzi	Director	February 17, 2012
William R. Carapezzi

/s/ John A. Kritzmacher	Director	February 17, 2012
John A. Kritzmacher

/s/ Harvey M. Krueger	Director	February 17, 2012
Harvey M. Krueger

/s/ Sander M. Levy	Director	February 17, 2012
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	February 17, 2012
Jeffrey D. Lovell

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Duff & Phelps Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three‑year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Duff & Phelps Corporation and Subsidiaries:

We have audited Duff & Phelps Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duff & Phelps Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP

New York, New York
February 17, 2012

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Revenues	$383,940	$365,546	$370,903
Reimbursable expenses	12,934	9,485	11,083
Total revenues	396,874	375,031	381,986

Direct client service costs
Compensation and benefits (includes $17,086, $14,891 and $16,432 of equity-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively)	209,606	205,958	210,302
Other direct client service costs	9,048	7,548	7,232
Acquisition retention expenses (includes $1,054 and $11 of equity-based compensation for the years ended December 31, 2011 and 2010, respectively)	1,624	11	—
Reimbursable expenses	13,073	9,547	11,158
	233,351	223,064	228,692
Operating expenses
Selling, general and administrative (includes $3,744, $5,542 and $7,223 of equity-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively)	100,624	97,451	99,162
Depreciation and amortization	11,164	9,916	10,244
Restructuring charges (Note 15)	4,090	—	—
Transaction and integration costs	2,372	704	—
Charge from impairment of certain intangible assets	—	674	—
	118,250	108,745	109,406

Operating income	45,273	43,222	43,888

Other expense/(income), net
Interest income	(77)	(112)	(53)
Interest expense	275	312	1,131
Loss on early extinguishment of debt	—	—	1,737
Other expense	1,505	173	141
	1,703	373	2,956

Income before income taxes	43,570	42,849	40,932
Provision for income taxes	13,841	13,503	12,264
Net income	29,729	29,346	28,668
Less: Net income attributable to noncontrolling interest	11,115	12,581	17,100
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765	$11,568

Weighted average shares of Class A common stock outstanding
Basic	26,958	25,170	19,013
Diluted	27,832	26,089	19,795

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.65	$0.62	$0.57
Diluted	$0.63	$0.60	$0.54

Cash dividends declared per common share	$0.32	$0.23	$0.15

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$38,986	$113,328
Accounts receivable (net of allowance for doubtful accounts of $1,753 and $1,347 at December 31, 2011 and 2010, respectively)	77,795	60,358
Unbilled services	51,427	23,101
Prepaid expenses and other current assets	8,257	7,479
Net deferred income taxes, current	2,545	2,555
Total current assets	179,010	206,821

Property and equipment (net of accumulated depreciation of $32,516 and $26,375 at December 31, 2011 and 2010, respectively)	33,632	29,250
Goodwill	192,970	139,170
Intangible assets (net of accumulated amortization of $25,626 and $20,656 at December 31, 2011 and 2010, respectively)	40,977	30,407
Other assets	13,942	2,638
Investments related to deferred compensation plan (Note 17)	23,542	23,151
Net deferred income taxes, less current portion	115,826	116,789
Total non-current assets	420,889	341,405
Total assets	$599,899	$548,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,148	$2,397
Accrued expenses	22,612	11,254
Accrued compensation and benefits	41,518	39,875
Liability related to deferred compensation plan, current portion (Note 17)	646	1,314
Deferred revenues	4,185	2,427
Other current liabilities	—	430
Due to noncontrolling unitholders, current portion	6,209	5,640
Total current liabilities	79,318	63,337

Liability related to deferred compensation plan, less current portion (Note 17)	23,083	21,764
Other long-term liabilities	32,248	16,676
Due to noncontrolling unitholders, less current portion	101,557	103,885
Total non-current liabilities	156,888	142,325
Total liabilities	236,206	205,662

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 31,646 and 30,166 shares issued and outstanding at December 31, 2011 and 2010, respectively)	316	302
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 10,488 and 11,151 shares issued and outstanding at December 31, 2011 and 2010, respectively)	1	1
Additional paid-in capital	252,572	232,644
Accumulated other comprehensive income	287	1,400
Retained earnings	25,631	16,923
Total stockholders' equity of Duff & Phelps Corporation	278,807	251,270
Noncontrolling interest	84,886	91,294
Total stockholders' equity	363,693	342,564
Total liabilities and stockholders' equity	$599,899	$548,226

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net income	$29,729	$29,346	$28,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,164	9,916	10,244
Equity-based compensation	21,884	20,444	23,655
Bad debt expense	3,363	2,074	2,386
Net deferred income taxes	4,811	3,050	(941)
Other	3,295	1,606	2,042
Changes in assets and liabilities providing/(using) cash, net of acquired balances:
Accounts receivable	(19,821)	(3,231)	(1,492)
Unbilled services	(14,471)	(12)	(4,518)
Prepaid expenses and other current assets	1,399	(930)	452
Other assets	(146)	(1,802)	(3,639)
Accounts payable and accrued expenses	6,490	(1,933)	4,515
Accrued compensation and benefits	4,379	6,157	9,839
Deferred revenues	1,756	(1,378)	352
Other liabilities	(869)	734	(1,487)
Due to noncontrolling unitholders from payments pursuant to the Tax Receivable Agreement	(5,536)	(4,267)	(3,090)
Net cash provided by operating activities	47,427	59,774	66,986

Cash flows from investing activities:
Purchases of property and equipment	(8,057)	(7,080)	(5,517)
Business acquisitions, net of cash acquired	(53,464)	(18,217)	(5,291)
Purchases of investments	(6,200)	(3,175)	(6,658)
Increase in restricted cash	(6,400)	—	—
Net cash used in investing activities	(74,121)	(28,472)	(17,466)

Cash flows from financing activities:
Repurchases of Class A common stock	(28,891)	(8,897)	(915)
Dividends	(9,989)	(6,618)	(3,757)
Distributions and other payments to noncontrolling unitholders	(8,447)	(9,833)	(21,976)
Payment of costs for debt issuance and extinguishment	(302)	—	(471)
Redemption of noncontrolling unitholders	—	—	(104,612)
Net proceeds from sale of Class A common stock	—	(3)	148,840
Proceeds from exercises of IPO Options	267	144	1,202
Repayments of debt	—	—	(42,763)
Net cash used in financing activities	(47,362)	(25,207)	(24,452)

Effect of exchange rate on cash and cash equivalents	(286)	(78)	862

Net increase/(decrease) in cash and cash equivalents	(74,342)	6,017	25,930
Cash and cash equivalents at beginning of year	113,328	107,311	81,381
Cash and cash equivalents at end of year	$38,986	$113,328	$107,311

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Supplemental disclosures of cash flow activities:
Interest paid	$102	$122	$746
Income taxes paid	$5,503	$10,410	$5,073

Supplemental disclosures of non-cash investing and financing activities:
Value of Class A common stock issued for business acquisitions	$15,487	$2,535	$180

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(In thousands)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

Comprehensive income
Net income for the year ended December 31, 2011	29,729	$29,729	—	—	—	—	—	—	18,614	11,115
Currency translation adjustment, net of related tax effects	(1,422)	(1,422)	—	—	—	—	—	(1,028)	—	(394)
Amortization of post-retirement benefits, net of tax	(114)	(114)	—	—	—	—	—	(85)	—	(29)
Total comprehensive income	28,193	$28,193	—	—	—	—	—	(1,113)	18,614	10,692

Issuance of Class A common stock for acquisitions	15,487		1,180	12	—	—	11,512	—	—	3,963
Exchange of New Class A Units	(1)		653	6	(653)	—	(7)	—	—	—
Net issuance of restricted stock awards	(4,984)		1,966	19	—	—	(3,693)	—	—	(1,310)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	821		—	—	—	—	821	—	—	—
Issuance for exercises of IPO Options	113		7	—	—	—	83	—	—	30
Forfeitures	(3)		(302)	(3)	(10)	—	—	—	—	—
Equity-based compensation	22,187		—	—	—	—	16,474	—	—	5,713
Income tax windfall/(shortfall) on equity-based compensation	963		—	—	—	—	963	—	—	—
Distributions to noncontrolling unitholders	(8,407)		—	—	—	—	(6,256)	—	—	(2,151)
Change in ownership interests between periods	—		—	—	—	—	17,204	—	—	(17,204)
Deferred tax asset effective tax rate conversion	553		—	—	—	—	516	—	—	37
Repurchases of Class A common stock pursuant to publicly announced program	(23,887)		(2,024)	(20)	—	—	(17,689)	—	—	(6,178)
Dividends on Class A common stock	(9,906)		—	—	—	—	—	—	(9,906)	—
Balance as of December 31, 2011	$363,693		31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
AND COMPREHENSIVE INCOME
(In thousands)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

Comprehensive income
Net income for the year ended December 31, 2010	29,346	$29,346	—	—	—	—	—	—	16,765	12,581
Currency translation adjustment	381	381	—	—	—	—	—	340	—	41
Amortization of post-retirement benefits	514	514	—	—	—	—	—	367	—	147
Total comprehensive income	30,241	$30,241	—	—	—	—	—	707	16,765	12,769

Sale of Class A common stock	(3)		—	—	—	—	(3)	—	—	—
Issuance of Class A common stock for acquisitions	2,535		176	2	—	—	1,798	—	—	735
Exchange of New Class A Units	1		1,788	18	(1,788)	—	(17)	—	—	—
Net issuance of restricted stock awards	(2,771)		1,596	16	—	—	(1,920)	—	—	(867)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	1,529		—	—	—	—	1,529	—	—	—
Issuance for exercise of IPO Options	282		18	—	—	—	203	—	—	79
Forfeitures	(2)		(251)	(2)	(35)	—	—	—	—	—
Equity-based compensation	20,615		—	—	—	—	14,216	—	—	6,399
Income tax windfall/(shortfall) on equity-based compensation	(64)		—	—	—	—	(64)	—	—	—
Distributions to noncontrolling unitholders	(10,109)		—	—	—	—	(7,131)	—	—	(2,978)
Change in ownership interests between periods	—		—	—	—	—	21,403	—	—	(21,403)
Deferred tax asset effective tax rate conversion	(786)		—	—	—	—	(382)	—	—	(404)
Repurchases of Class A common stock pursuant to publicly announced program	(6,110)		(451)	(5)	—	—	(4,198)	—	—	(1,907)
Dividends on Class A common stock	(6,551)		—	—	—	—	—	—	(6,551)	—
Balance as of December 31, 2010	$342,564		30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME—CONTINUED
(In thousands)

			Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Comprehensive	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Income	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2008	$237,759		14,719	$147	20,889	$2	$100,985	$122	$(1,127)	$137,630

Comprehensive income
Net income for the year ended December 31, 2009	28,668	$28,668	—	—	—	—	—	—	11,568	17,100
Currency translation adjustment	862	862	—	—	—	—	—	668	—	194
Amortization of post-retirement benefits	(134)	(134)	—	—	—	—	—	(88)	—	(46)
Total comprehensive income	29,396	$29,396	—	—	—	—	—	580	11,568	17,248

Sale of Class A common stock	148,840		10,550	106	—	—	71,437	—	—	77,297
Issuance of Class A common stock for acquisitions	180		10	—	—	—	78	—	—	102
Exchange of New Class A Units	8		770	8	(770)	—	(3)	—	—	3
Net issuance of restricted stock awards	(901)		1,318	13	—	—	(435)	—	—	(479)
Redemption of New Class A Units	(104,612)		—	—	(7,050)	(1)	(51,415)	—	—	(53,196)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	(50,012)		—	—	—	—	(50,012)	—	—	—
Issuance for exercise of IPO Options	1,146		72	—	—	—	681	—	—	465
Forfeitures	2		(149)	(1)	(95)	—	3	—	—	—
Equity-based compensation	23,999		—	—	—	—	13,126	—	—	10,873
Income tax windfall/(shortfall) on equity-based compensation	(74)		—	—	—	—	(74)	—	—	—
Distributions to noncontrolling unitholders	(21,976)		—	—	—	—	(10,570)	—	—	(11,406)
Change in ownership interests between periods	—		—	—	—	—	79,605	(9)	—	(79,596)
Deferred tax asset effective tax rate conversion	53,734		—	—	—	—	53,804	—	—	(70)
Dividends on Class A common stock	(3,732)		—	—	—	—	—	—	(3,732)	—
Balance as of December 31, 2009	$313,757		27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1.	Organization and Nature of Company

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. The firm balances analytical skills, market insight and independence to provide expertise in the areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Over 1,000 Duff & Phelps employees work out of more than 25 offices around the world—including Amsterdam, Atlanta, Austin, Beijing, Boston, Chicago, Dallas, Denver, Detroit, Houston, London, Los Angeles, Morristown, Munich, New York, Paris, Philadelphia, Plano, San Francisco, Seattle, Shanghai, Silicon Valley, Tokyo, Toronto and Washington, D.C.

The Company was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Company's common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”).  D&P Acquisitions represented the predecessor entity prior to the Company's IPO and currently represents the operating subsidiaries of the Company.

The Company has sole voting power in and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company's economic interest in D&P Acquisitions totaled 75.1% at December 31, 2011.  Net income attributable to the noncontrolling interest on the statement of operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders.  Noncontrolling interest on the balance sheet represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total units of D&P Acquisitions owned by such unitholders (“New Class A Units”).

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

Revenues are primarily generated from financial advisory, alternative asset advisory and investment banking services. The Company typically enters into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. Revenues from time-and-materials engagements are recognized as the hours are incurred by the Company's professionals.

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

In the absence of clear and reliable output measures, the Company believes that our method of recognizing service revenues, for contracts with fixed fees, based on hours of service provided represents an appropriate surrogate for output measures. The Company determined that an input-based approach was most appropriate because the input measures are deemed to be a reasonable substitute for output measures based on the performance of our obligations to the customer, and due to the fact that an input-based approach would not vary significantly from an output measure approach. The Company believes this methodology provides a reliable measure of the revenue from the advisory services the Company provides to our customers under fixed-fee engagements given the nature of the consulting services the Company provides and the following additional considerations:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

•	the Company is a specialty consulting firm;
•	the Company's engagements do not typically have specific interim deliverables or milestones;
•	the customer receives the benefit of the Company's services throughout the contract term;
•	the customer is obligated to pay for services rendered even if a final deliverable is not produced, typically based on the proportional hours performed to date;
•	the Company does not incur setup costs; and
•	the Company expenses contract fulfillment costs, which are primarily compensation costs, as incurred.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients. The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses. No single client balance is considered large enough to pose a significant credit risk. No single client accounted for more than 10% of total revenues in 2011, 2010 or 2009.

Bad debt expense is summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Bad debt expense	$3,363	$2,074	$2,386

The Company has international operations in North America, Europe and Asia. The Company has not entered into any transactions to hedge its exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company's financial results. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. The net impact of the fluctuation of foreign currencies recorded in Accumulated Other Comprehensive Income is summarized on the Consolidated Statements of Stockholders' Equity.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual funds, in which the Company is exposed to market and credit risk.

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: leasehold improvements—over the lesser of the estimated useful life of the asset or the remaining life of the lease; equipment and furniture—two to ten years; and software, computers and related equipment—two to five years.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of FASB ASC 350-20, Intangibles—Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Acquisition Accounting
The Company utilizes the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations. Acquisition-related expenses are expensed when incurred and included in "Transaction and integration costs" on the Consolidated Statement of Operations.

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

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, investments and liabilities related to the deferred compensation plan, accounts receivable, accounts payable, accrued expenses, debt and other liabilities. The fair value of these instruments approximated their carrying value at December 31, 2011 and 2010.

Foreign Currency Translation
The Company's foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income or loss within stockholders' equity under the caption currency translation adjustment. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the consolidated statements of operations. Transaction gains and losses are not material. Exchange gains and losses arising from translating intercompany balances that we do not plan or anticipate settling in the foreseeable future are recorded as a separate component of accumulated other comprehensive income. Transactional gains or losses on intercompany loans are included as a component of "Other expense" on the Consolidated Statements of Operations.

Other Comprehensive Income
Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition in the Consolidated Statement of Operations. Accumulated other comprehensive income is separately presented on the Company's Consolidated Balance Sheet as part of stockholders' equity.

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

Income Taxes
The Company accounts for income taxes under the asset and liability method prescribed by FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings,

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

future deductibility of the asset, and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company's consolidated statements of operations. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

D&P Acquisitions complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies (“LLCs”) that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to D&P Acquisitions' unitholders, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision is required in the D&P Acquisitions' consolidated financial statements in the periods prior to October 3, 2007. D&P Acquisitions is subject to certain state and local taxes, and its international subsidiaries are subject to tax in their jurisdictions.

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

Leases
The Company leases office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease. Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property. The Company has various leases that grant a free rent period and entitle the Company to a lease incentive. Rent expense is reflected in the Consolidated Statement of Operations on a straight-line basis over the term of the leases. In addition to office leases, the Company leases a nominal amount of equipment under operating leases.

Dividends
The Company pays quarterly cash dividends to holders of record of our Class A common stock. Concurrent with the payment of per share dividends on Class A common stock, the Company distributes an equal amount per unit to holders of New Class A Units. Future cash dividends and distributions, if any, will be at the discretion of the board of directors and can be changed or discontinued at any time. Dividend determinations (including the size of quarterly dividends) will depend upon, among other things, future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

Repurchases of Class A Common Stock
In conjunction with repurchases of Class A common stock, repurchased shares are retired and recorded as a reduction to additional paid-in capital.

Segment Reporting
The Company provides services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking. The Company generally defines its segments by the nature of their services and how the business is managed and resources are allocated. The Financial Advisory segment provides services related to its Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units; the revenue model associated with this segment is generally based on time and materials. The Alternative Asset Advisory segment provides services related to the Portfolio Valuation, Complex Asset Solutions and Due Diligence business units; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides services related to its Merger & Acquisition Advisory, Transaction Opinions and Global Restructuring Advisory business units; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income. The ASU does not change the items that must be reported in other comprehensive income. The FASB's issuance of ASU 2011-05 represents another step toward its goal of convergence with IFRSs. The amendments in this update should be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-05 will have a material effect on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment will be effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not anticipate that the adoption of ASU 2011-11 will have a material effect on its consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 3.	Noncontrolling Interest

D&P Acquisitions represented the predecessor entity prior to the Company's IPO and currently represents the operating subsidiaries of the Company. Immediately prior to the closing of the IPO on October 3, 2007, D&P Acquisitions effectuated certain transactions intended to simplify the capital structure of D&P Acquisitions (the “Recapitalization Transactions”).

Prior to the Recapitalization Transactions, D&P Acquisitions' capital structure consisted of seven different classes of membership interests (collectively, “Legacy Units”), each of which had different capital accounts and amounts of aggregate distributions above which its holders share in future distributions. Certain units were issued in conjunction with acquisitions and as long-term incentive compensation to management and independent members of the board of directors. The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.” The holders of New Class A Units, other than Duff & Phelps Corporation, also own one share of the Company's Class B common stock for each New Class A Unit.

The Company has sole voting power in and controls the management of D&P Acquisitions. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 75.1% at December 31, 2011. The noncontrolling unitholders' interest in D&P Acquisitions totaled 24.9% at December 31, 2011.

Net income attributable to the noncontrolling interest on the Consolidated Statement of Operations represents the portion of earnings or loss attributable to the economic interest in D&P Acquisitions held by the noncontrolling unitholders. Noncontrolling interest on the Consolidated Balance Sheets represents the portion of net assets of D&P Acquisitions attributable to the noncontrolling unitholders based on the portion of total units of D&P Acquisitions owned by such unitholders (“New Class A Units”). The ownership of the New Class A Units is summarized as follows:

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2008	14,719	20,889	35,608
Sale of Class A common stock	10,550	—	10,550
Issuance of Class A common stock for acquisitions	10	—	10
Redemption of New Class A Units	—	(7,050)	(7,050)
Exchange to Class A common stock	770	(770)	—
Net issuance of restricted stock awards	1,318	—	1,318
Issuance for exercises of IPO Options	72	—	72
Forfeitures	(149)	(95)	(244)
As of December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	176	—	176
Exchange to Class A common stock	1,788	(1,788)	—
Net issuance of restricted stock awards	1,596	—	1,596
Issuance for exercises of IPO Options	18	—	18
Repurchases of Class A common stock pursuant to publicly announced program	(451)	—	(451)
Forfeitures	(251)	(35)	(286)
As of December 31, 2010	30,166	11,151	41,317

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2010	30,166	11,151	41,317
Issuance of Class A common stock for acquisitions	1,180	—	1,180
Exchange to Class A common stock	653	(653)	—
Net issuance of restricted stock awards	1,966	—	1,966
Issuance for exercises of IPO Options	7	—	7
Repurchases of Class A common stock pursuant to publicly announced program	(2,024)	—	(2,024)
Forfeitures	(302)	(10)	(312)
As of December 31, 2011	31,646	10,488	42,134

Percent of total
December 31, 2009	67.8%	32.2%	100%
December 31, 2010	73.0%	27.0%	100%
December 31, 2011	75.1%	24.9%	100%

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Income before income taxes	$43,570	$42,849	$40,932
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(826)	(2,066)	(1,904)
Income before income taxes, as adjusted	42,744	40,783	39,028
Ownership percentage of noncontrolling interest(d)	26.0%	30.8%	43.8%
Net income attributable to noncontrolling interest	11,115	12,581	17,100
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	31,629	28,202	21,928
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(13,015)	(11,437)	(10,360)
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765	$11,568

_______________
(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $13,841, $13,503 and $12,264 for the year ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Distributions for taxes	$4,812	$7,081	$20,097
Other distributions	3,635	2,752	1,879
Payments pursuant to the Tax Receivable Agreement	5,536	4,267	3,090
	$13,983	$14,100	$25,066

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

As of December 31, 2011, the Company recorded a liability of $107,766, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $6,209 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Note 4.	Acquisitions

Acquisition of MCR
On October 31, 2011, the Company acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition. The Company's Consolidated Statement of Operations includes $4,726 of revenues from MCR and an operating loss of $246 from the date of acquisition through December 31, 2011, respectively.

Subject to the completion of a working capital settlement, the fair value of the purchase price totaled $41,738 and comprised the following:

Cash	$26,162
Class A common stock (714.314 shares)	9,065
Contingent consideration	6,106
Preliminary working capital settlement payable	405
$41,738

The cash paid at closing was funded from existing balances. The fair value of the 714.314 shares of the Company's Class A common stock was determined based on the closing market price of the Company's Class A common shares on the date of acquisition. The sellers have the ability to earn up to £4,625 (approximately $7,400) of consideration

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

contingent upon certain revenue and gross margin thresholds to be achieved in equal installments on the first and second anniversary dates of the closing. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The key assumptions used in this model were estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. No such gains or losses were recorded during the year ended December 31, 2011, as there were no significant changes in the range of outcomes for the contingent consideration.

In addition, the sellers and certain employees were also granted certain retention incentives in conjunction with the closing of the transaction. These amounts total $9,672 and comprise (i) deferred cash payable on the third anniversary of the closing of the transaction contingent upon certain conditions which include employment, (ii) restricted stock awards which become non-forfeitable on the third anniversary of the closing of the transaction contingent upon certain conditions which include employment and (iii) consideration to non-equity partners contingent upon certain revenue and gross margin thresholds to be achieved in equal installments on the first and second anniversary dates of the closing. These amounts will be expensed over the requisite service periods and recorded to Acquisition Retention Expenses on the Consolidated Statement of Operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

Unbilled services	$13,047
Prepaid expenses and other current assets	1,432
Property and equipment	627
Intangible assets	7,710
Deferred tax assets	57
Total identifiable assets acquired	22,873

Accrued expenses	(1,312)
Total liabilities assumed	(1,312)
Net identifiable assets acquired	21,561
Goodwill	20,177
Net assets acquired	$41,738

The intangible assets acquired included a fair value of $7,200 and $510 assigned to customer relationships (four-year useful life) and non-compete agreements (two to three-year useful lives), respectively. The goodwill was assigned to the Investment Banking segment and reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies. The total amount of goodwill is expected to be deductible for tax purposes.

Other
On June 30, 2011, the Company acquired Growth Capital Partners and its subsidiaries, a Houston-based investment banking firm focused on transactions in the middle market. The addition of Growth Capital Partners complements the Company's energy, mining and infrastructure expertise, and expands its presence in the southwest United States. The acquisition included 20 client service professionals, including seven managing directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition.

Effective December 9, 2011, the Company acquired the Toronto-based restructuring and insolvency practice from the RSM Richter group. The acquisition enhances the Company's global restructuring capabilities by expanding its presence into Canada. The acquisition added 12 client service professionals, including four managing directors. Its results have been included in the Company's Consolidated Statement of Operations as part of the Investment Banking

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

segment since the date of acquisition.

Effective December 30, 2011, the Company acquired Pagemill Partners, a Silicon Valley-based investment banking firm. Pagemill provides M&A, private placement advisory and related services to global technology companies in the middle market, as well as emerging organizations. This acquisition enhances the Company's technical capabilities and industry expertise. The acquisition added 22 client service professionals, including 10 managing directors. Results will be included in the Company's Consolidated Statement of Operations as part of the Investment Banking segment from the date of acquisition. Since the transaction closed on December 30, 2011, there were no related revenues or expenses recorded in the year ended December 31, 2011.

Aggregated revenues and operating income included in the Company's Consolidated Statement of Operations totaled $8,371 and $2,418 from the date of acquisition through December 31, 2011, respectively.

The aggregate fair value of the purchase price of these acquisitions totaled $44,576 and comprised the following:

Cash	$26,812
Class A common stock (447.243 shares)	6,132
Contingent consideration	11,632
$44,576

The cash paid at closing was funded from existing balances. The fair value of the 447.243 shares of the Company's Class A common stock was determined based on the closing market price of the Company's Class A common shares on the date of acquisition.

The sellers have the ability to earn up to $15,064 of consideration contingent upon achievement of certain thresholds including revenue and gross margin targets over a period of two to 15 years from the date of closing. The Company estimated the fair value of the contingent consideration using probability-weighted discounted cash flow models. The key assumptions used in these models were estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments. The fair market value of the contingent consideration for each acquisition will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. No such gains or losses were recorded during the year ended December 31, 2011, as there were no significant changes in the range of outcomes for the contingent consideration.

In addition, the sellers and certain employees were also granted certain retention incentives in conjunction with the closing of the transaction. These amounts total $15,500 and comprise (i) restricted stock awards and (ii) upfront or deferred cash payments, contingent on certain conditions which include employment or certain revenue and gross margin thresholds. These amounts will be expensed over the requisite service periods and recorded to Acquisition Retention Expenses on the Consolidated Statement of Operations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following table summarizes the estimated fair values of the aggregated assets acquired and liabilities assumed:

Accounts receivable	$923
Unbilled services	863
Prepaid expenses and other current assets	286
Property and equipment	113
Intangible assets	8,161
Other assets	280
Total identifiable assets acquired	10,626

Accrued expenses and other current liabilities	(374)
Other long-term liabilities	(68)
Total liabilities assumed	(442)
Net identifiable assets acquired	10,184
Goodwill	34,392
Net assets acquired	$44,576

The intangible assets acquired included a fair value of $7,149 and $1,012 assigned to customer relationships (1.5 to three-year useful lives) and non-compete agreements (three-to-five year useful lives), respectively. The goodwill was assigned to the Investment Banking segment and reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies. The total amount of goodwill is expected to be deductible for tax purposes.

Pro Forma Information (Unaudited)
The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the acquisitions described above had occurred as of January 1, 2010. The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time or of results which may occur in the future.

	Year Ended December 31, 2011		Year Ended December 31, 2010
	Reported	Pro Forma	Reported	Pro Forma
Revenues	$383,940	$441,767	$365,546	$431,909
Reimbursable expenses	12,934	14,773	9,485	11,252
Total revenues	$396,874	$456,540	$375,031	$443,161

Net income attributable to Duff & Phelps Corporation	$18,614	$23,259	$16,765	$18,567

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.65	$0.77	$0.62	$0.65
Diluted	$0.63	$0.74	$0.60	$0.63

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 5.	Earnings Per Share

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$18,614	$16,765	$11,568
Earnings allocated to participating securities	(1,100)	(1,132)	(803)
Earnings available for common stockholders	$17,514	$15,633	$10,765

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	26,958	25,170	19,013

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	26,958	25,170	19,013
Add dilutive effect of the following:
Restricted stock awards and units	874	919	782
Dilutive weighted average shares of Class A common stock	27,832	26,089	19,795

Basic income per share of Class A common stock	$0.65	$0.62	$0.57

Diluted income per share of Class A common stock	$0.63	$0.60	$0.54

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Anti-dilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Weighted average IPO Options outstanding	1,634	1,742	1,909

The potential dilutive effect of the Company's performance-vesting restricted stock awards and units were excluded from the calculation as the performance conditions had not been met as of the period ended December 31, 2011.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Weighted average performance-vesting restricted stock awards	146	—	—

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Weighted average shares of Class B common stock and underlying New Class A Units outstanding	10,883	12,703	17,543

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 6.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,542	$—	$23,542
Total assets	$—	$23,542	$—	$23,542

Benefits payable in conjunction with deferred compensation plan	$—	$23,729	$—	$23,729
Acquisition-related contingent consideration payable	—	—	17,738	17,738
Total liabilities	$—	$23,729	$17,738	$41,467

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,151	$—	$23,151
Total assets	$—	$23,151	$—	$23,151

Benefits payable in conjunction with deferred compensation plan	$—	$23,078	$—	$23,078
Total liabilities	$—	$23,078	$—	$23,078

The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets. Changes in the fair value of the investments are recognized as an increase or decrease in compensation expense. Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense. The net impact of changes in fair value is not material. The deferred compensation plan is further discussed in Note 17.

The Company estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models. The key assumptions used in these models were estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments. The current portion of the acquisition-related contingent consideration payable is reflected in "Accrued expenses" and the long-term portion in "Other long-term liabilities" on the Consolidated Balance Sheet.

The Company does not have any material financial assets in a market that is not active.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Office furniture, computers and equipment	$45,544	$36,014
Leasehold improvements	20,604	19,611
Sub-total	66,148	55,625
Less: accumulated depreciation	(32,516)	(26,375)
Property and equipment, net	$33,632	$29,250

Depreciation of property and equipment is summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Depreciation expense	$6,157	$6,156	$6,454

Note 8.	Goodwill and Intangible Assets

The following table summarizes the activity in goodwill by segment:

	Financial Advisory	Alternative Asset Advisory	Investment Banking	Total
Ending balance as of December 31, 2008	$74,240	$15,723	$26,493	$116,456
Additions due to acquisitions
Chanin	—	—	5,063	5,063
Other	1,357	—	—	1,357
Ending balance as of December 31, 2009	75,597	15,723	31,556	122,876
Additions due to acquisitions
Other(a)	13,811	2,212	—	16,023
Impact of foreign currency translation	271	—	—	271
Ending balance as of December 31, 2010	89,679	17,935	31,556	139,170
Additions due to acquisitions
Growth Capital Partners	—	—	7,806	7,806
MCR	—	—	20,177	20,177
Toronto-based financial restructuring practice of RSM Richter		—	4,514	4,514
Pagemill Partners	—	—	22,072	22,072
Other	20	—	—	20
Impact of foreign currency translation	(191)	—	(598)	(789)
Ending balance as of December 31, 2011	$89,508	$17,935	$85,527	$192,970

_______________
(a)
The increase in goodwill during the year ended December 31, 2010 resulted from three acquisitions during the year and payment of contingent consideration that resulted from acquisitions in prior years.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following tables summarize intangible assets:

	December 31, 2011			December 31, 2010
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Customer relationships	$49,308	$(15,151)	$34,157	$35,229	$(11,435)	$23,794
Trade names	2,657	(2,657)	—	2,657	(2,657)	—
Indefinite-lived trade names	3,120	—	3,120	3,120	—	3,120
Non-competes	8,643	(5,177)	3,466	7,182	(4,208)	2,974
Software	2,875	(2,641)	234	2,875	(2,356)	519
Total	$66,603	$(25,626)	$40,977	$51,063	$(20,656)	$30,407

Non-compete agreements are being amortized over an expected life of 18 months to five years. The remaining finite-lived trade names are being amortized over an expected life of two to 10 years. Customer relationships are being amortized over an expected life of 1.5 to 15 years. Software is being amortized over an expected life of five years.

Amortization expense of intangible assets is summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010(a)	December 31, 2009
Amortization expense	$5,007	$3,760	$3,790

_______________
(a)
During the year ended December 31, 2010, the Company incurred a charge of $674 from the impairment of certain intangible assets that originated from its acquisition of World Tax Services US in July 2008. World Tax Service US operated as part of the Financial Advisory segment. The impairment resulted from the departure of the two managing directors who ran the practice and associated staff in March 2010.

Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2012	$9,663
2013	8,121
2014	5,861
2015	4,299
2016	2,541
Thereafter	7,372

Note 9.	Long-Term Debt

On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011 and (iv) the fourth amendment to credit agreement dated as of October 13, 2011 (collectively, the “Credit Agreement”). The Credit Agreement provides for a $75,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There were no amounts outstanding under the Credit Facility at December 31, 2011. As of December 31, 2011, the Company had $4,097 of outstanding letters of credit of which $3,685 were issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at December 31, 2011, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of December 31, 2011.

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

Note 10.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31, 2011	December 31, 2010
Deferred rent	$13,378	$14,393
Contingent consideration payable, less current portion	13,283	—
Other	5,587	2,283
	$32,248	$16,676

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 11.	Equity-Based Compensation

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

	Year Ended December 31, 2011
	Client Service	SG&A	Total
Legacy Units(a)	$(271)	$208	$(63)
IPO Options(a)	(2)	272	270
Ongoing RSAs	18,413	3,264	21,677
Total	$18,140	$3,744	$21,884

	Year Ended December 31, 2010
	Client Service	SG&A	Total
Legacy Units	$534	$1,402	$1,936
IPO Options	774	689	1,463
Ongoing RSAs	13,594	3,451	17,045
Total	$14,902	$5,542	$20,444

	Year Ended December 31, 2009
	Client Service	SG&A	Total
Legacy Units	$6,536	$2,624	$9,160
IPO Options	2,200	1,077	3,277
Ongoing RSAs	7,696	3,522	11,218
Total	$16,432	$7,223	$23,655

_______________
(a) The credit to expense is the result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the period.

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

The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.” The holders of New Class A Units also own one share of the Company's Class B common stock for each New Class A Unit. Pursuant to an exchange agreement, the New Class A Units are exchangeable on a one-for-one basis for shares of the Company's Class A common stock. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock are cancelled. See further description in “Note 12. Capital Structure.”

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

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2008	6,616
Redeemed or exchanged	(3,290)
Forfeited	(95)
Balance as of December 31, 2009	3,231
Redeemed or exchanged	(1,666)
Forfeited	(35)
Balance as of December 31, 2010	1,530
Redeemed or exchanged	(653)
Forfeited	(10)
Balance as of December 31, 2011	867

Vested	844
Unvested	23

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

IPO Options and Restricted Stock Awards
The Duff & Phelps Corporation Amended and Restated 2007 Omnibus Incentive Stock Plan (“Omnibus Plan”) permits the grant of 11,150 stock options, stock appreciation rights, deferred stock awards, restricted stock awards, dividend equivalent rights, and any other share-based awards that are valued in whole or in part by reference to the Company's Class A common stock, or any combination of these. This plan is administered and interpreted by the Compensation Committee of the Company's board of directors.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

IPO Options
Options were granted in conjunction with the Company's IPO to employees with exercise prices equal to the market value of the Company's Class A common stock on the grant date and expire ten years subsequent to grant date. Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of the Company's board of directors. Options granted under the Company's share-based incentive compensation plans vest annually over four years. The Company plans to issue new shares of the Company's Class A common stock whenever stock options are exercised or share awards are granted. The Company did not grant options prior to 2007.

The Company valued the IPO Options using the Black-Scholes method. Asset volatility was based on the historical mean of the Company's closest peer group. The following table details the weighted average assumptions used to determine fair value at the time of grant:

Asset volatility	39%
Expected dividends	None
Risk-free rate	4.28%
Expected term of options	6.25 years

The following table summarizes option activity:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2008	1,997	$7.33
Exercised	(72)	7.33
Forfeited	(110)	7.33
Balance as of December 31, 2009	1,815	7.33
Exercised	(18)	7.33
Forfeited	(136)	7.33
Balance as of December 31, 2010	1,661	7.33
Exercised	(7)	7.33
Forfeited	(47)	7.33
Balance as of December 31, 2011	1,607	$7.33

Vested	1,607
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	5.75
Total intrinsic value of exercised options	$9
Total fair value of vested options	$11,777
Aggregate intrinsic value of outstanding options	$—

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

During the year ended December 31, 2011, the Company issued 2,479 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 2,479 Ongoing RSAs granted, 205 awards are performance-vesting restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 2,479 Ongoing RSAs granted, 140 restricted stock awards and 130 performance-vesting restricted stock awards were granted to executives on March 2, 2011 and March 11, 2011, respectively. For grants made to executives, the restrictions on transfer and forfeiture provisions on 65 of the restricted stock awards are eliminated annually over three years based on ratable vesting and the restrictions on 75 of the restricted stock awards lapse after three years. In addition, 30 restricted stock awards and 3 restricted stock awards were granted to members of the board of directors on May 12, 2011 and October 31, 2011, respectively. The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting.

Pursuant to the employment agreements entered into on July 17, 2007 with all of the Executive Officers of the Company, the Executive Officers' annual bonus may be paid in the form of cash and restricted shares, valued at the per share closing price on the date the bonus is paid. The Company has recorded equity-based compensation expense of $100, $441 and $863 for the years ended December 31, 2011, 2010 and 2009, respectively, in relation to the bonus earned in each year.

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2008	1,248	$14.14	92	$13.06
Granted	1,376	14.32	82	13.84
Converted to Class A common stock upon lapse of restrictions	(135)	15.52	—	—
Forfeited	(149)	13.74	(1)	13.25
Balance as of December 31, 2009	2,340	14.11	173	13.43
Granted	1,772	16.66	154	16.92
Converted to Class A common stock upon lapse of restrictions	(429)	16.37	—	13.84
Forfeited	(251)	14.35	(24)	15.54
Balance as of December 31, 2010	3,432	$15.13	303	$15.03

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	3,432	$15.13	303	$15.03
Granted	2,020	14.95	254	14.87
Converted to Class A common stock upon lapse of restrictions	(931)	13.46	(88)	12.84
Forfeited	(302)	16.22	(19)	15.64
Balance as of December 31, 2011	4,219	$15.33	450	$15.29

Vested	—		—
Unvested	4,219		450

	Performance- Vesting Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	—	$—	—	$—
Granted	183	7.52	22	7.83
Balance as of December 31, 2011	183	$7.52	22	$7.83

Vested	—		—
Unvested	183		22

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% as of December 31, 2011 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $31,329 at December 31, 2011. A tax benefit of $5,687, $2,612 and $2,775 was recognized for IPO Options and Ongoing RSAs for the years ended December 31, 2011, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 12.	Capital Structure

The Company has two classes of common stock: Class A and Class B.

Class A Common Stock
Holders of the Company's Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Holders of the Company's Class A common stock are entitled to receive dividends when and if declared by the Company's board of directors out of funds legally available, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

In the event of the Company's merger or consolidation with or into another entity in connection with which shares of the Company's Class A common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of shares of the Company's Class A common stock will thereafter be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Upon the Company's dissolution or liquidation or the sale of all or substantially all of the Company's assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of the Company's Class A common stock will be entitled to receive pro rata the Company's remaining assets available for distribution.

Holders of the Company's Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Subject to the transfer restrictions set forth in the 3rd LLC Agreement of D&P Acquisitions, holders of fully vested New Class A Units (other than Duff & Phelps Corporation) may exchange these New Class A Units with D&P Acquisitions for shares of Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications.

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company's Class A common stock on a one-for-one basis. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock will be required to be cancelled. However, the exchange of New Class A Units for shares of the Company's Class A common stock will not affect the Company's Class B common stockholders' voting power since the votes represented by the cancelled shares of the Company's Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged.

Class B Common Stock
Holders of the Company's Class B common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Class B common stock and Class A common stock present in person or represented by proxy, voting together as a single class. Except as otherwise provided by law, amendments to the amended and restated certificate of incorporation must be approved by a majority of the combined voting power of all shares of Class B common stock and Class A common stock, voting together as a single class. However, amendments to the certificate of incorporation that would alter or change the powers, preferences or special rights of the Class B common stock so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the shares affected by the amendment, voting as a separate

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

class. Notwithstanding the foregoing, any amendment to the Company's amended and restated certificate of incorporation to increase or decrease the authorized shares of any class of common stock shall be approved upon the affirmative vote of the holders of a majority of the shares of Class B common stock and Class A common stock, voting together as a single class.

Holders of the Company's Class B common stock will not have any right to receive dividends (other than dividends consisting of shares of the Company's Class B common stock paid proportionally with respect to each outstanding share of the Company's Class B common stock) or to receive a distribution upon a liquidation or winding up of the Company. Holders of the Company's Class B common stock do not have preemptive, subscription, redemption or conversion rights.

Exchanges of New Class A Units to Class A Common Stock
In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an exchange agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company's Class A common stock on a one-for-one basis. The Company exchanged 653, 1,788 and 770 New Class A Units for a corresponding number of shares of Class A common stock in the years ended December 31, 2011, 2010 and 2009, respectively. In connection with the exchange, a corresponding number of shares of Class B common stock were cancelled. The Company received no other consideration in connection with the exchanges. During the year ended December 31, 2011, there were no exchanges by any of the Company's current executive officers or entities affiliated with Lovell Minnick Partners or Vestar Capital Partners.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 13.	Income Taxes

Components of the provision for income taxes consist of the following:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Current
Federal	$4,142	$6,502	$7,530
Foreign	1,122	1,701	670
State and local	1,443	1,704	1,765
Total current expense	6,707	9,907	9,965

Deferred expense/(benefit)
Federal	7,169	3,864	2,354
Foreign	(1,313)	(952)	(372)
State and local	1,278	684	317
Total deferred expense/(benefit)	7,134	3,596	2,299

Provision for income tax expense	$13,841	$13,503	$12,264

Prior to its IPO, the Company had not been subject to U.S. federal income taxes as the predecessor entity was an LLC, but had been subject to the New York City Unincorporated Business Tax and certain other state and local taxes, including certain non-income tax fees in other jurisdictions where the Company had registered offices and conducted business. As a result of the IPO, the operating business entities of the Company were restructured and a portion of the Company's income is subject to U.S. federal, state, local and foreign income taxes and taxed at the prevailing corporate tax rates.

D&P Acquisitions complies with the requirements of the Internal Revenue Code that are applicable to limited liability companies (“LLCs”) that have elected to be treated as partnerships, which allow for the complete pass-through of taxable income or losses to D&P Acquisitions' unitholders, who are individually responsible for any federal tax consequences. Therefore, no federal tax provision is required in the D&P Acquisitions' consolidated financial statements in the periods prior to October 3, 2007. D&P Acquisitions is subject to certain state and local taxes, and its international subsidiaries are subject to tax in their jurisdictions.

A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase due to state and local taxes	5.3%	5.7%	5.6%
Foreign taxes	1.0%	1.9%	0.7%
Effect of permanent differences	0.7%	1.6%	4.2%
Rate benefit as an LLC	(9.3)%	(11.0)%	(15.0)%
Prior year provision to actual adjustment	(0.6)%	(1.7)%	(0.5)%
Reversal of valuation allowance	(0.3)%	—%	—%
Effective tax rate	31.8%	31.5%	30.0%

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

We consider the cumulative unremitted earnings of foreign subsidiaries to be indefinitely invested outside the United States.  Of the total cash, cash equivalents and marketable securities at December 31, 2011, approximately $1,000 was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations.  We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.  Consequently, we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.  While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

Income taxes payable were $5,473, $3,464 and $3,661 at December 31, 2011, 2010 and 2009, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31, 2011	December 31, 2010
Current deferred tax assets
Compensation and benefits	$1,935	$3,289
Accrued lease termination	1,313	317
Other	753	358
Total current deferred tax assets	4,001	3,964

Current deferred tax liabilities
Prepaid expenses	(1,392)	(1,214)
Compensation and benefits	(64)	(195)
Total current deferred tax liabilities	(1,456)	(1,409)
Net current deferred tax assets	2,545	2,555

Long-term deferred tax assets
Goodwill and other intangibles	108,122	109,138
Compensation and benefits	22,031	19,577
Foreign net operating losses	3,003	1,200
Deferred rent	1,930	2,202
Foreign tax credit	1,761	1,545
Other	890	773
Valuation allowance	(4,349)	(2,913)
Total long-term deferred tax assets	133,388	131,522

Long-term deferred tax liabilities
Goodwill and other intangibles	(17,190)	(14,675)
Other	(372)	(58)
Total long-term deferred tax liabilities	(17,562)	(14,733)
Net long-term deferred tax assets	115,826	116,789

Total deferred tax assets and liabilities	$118,371	$119,344

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company.  The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards and other foreign deferred tax assets which may not be realized in future years.  These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from five years to indefinitely.  In addition, certain credit carry forwards will commence to expire in five to nine years unless utilized.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2008	$502
Additional based on tax positions related to the current year	78
Lapse of statute of limitations	(32)
Balance as of December 31, 2009	548
Additional based on tax positions related to the current year	115
Lapse of statute of limitations	(128)
Balance as of December 31, 2010	$535
Additional based on tax positions related to the current year	43
Lapse of statute of limitations	(155)
Balance as of December 31, 2011	$423

The $423 of unrecognized tax benefit would impact the effective tax rate if realized. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. The Company recognized $7, $10 and $26 of interest expense during the years ended December 31, 2011, 2010 and 2009, respectively. There was no accrual or expense for penalties for the years ended December 31, 2011, 2010 and 2009. The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

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

Future minimum annual lease payments and obligations pursuant to the TRA are summarized as follows:

	Annual Lease Payments	Payments Pursuant to the TRA	Total
Year Ending December 31,
2012	$18,357	$6,209	$24,566
2013	16,037	6,529	22,566
2014	13,669	6,779	20,448
2015	12,690	7,044	19,734
2016	11,343	7,329	18,672
Thereafter	53,252	73,876	127,128

Total rental expense for operating leases is summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Rental expense	$15,672	$15,690	$14,851

Contingencies
The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note. 15	Restructuring

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. As a result, the Company incurred restructuring charges of $4,090 during the year ended December 31, 2011, respectively. The portion of the charges related to office consolidations was estimated based on the discounted future cash flows of rent expense that the Company is obligated to pay under the lease agreements, partially offset by projected sublease income which was calculated based on certain sublease assumptions. These assumptions may be revised in future periods as new information becomes available. The portion of the charges related to workforce reductions represent termination benefits. A reconciliation of the liabilities for restructuring charges is summarized as follows:

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2010	$—	$—	$—
Restructuring charges	3,436	654	4,090
Adjustments to deferred rent	624	—	624
Cash payments	(661)	(598)	(1,259)
Balance as of December 31, 2011	$3,399	$56	$3,455

Note. 16	Charge from Realignment of Senior Management

On April 22, 2010, the Company announced the departure of its former president and one of its segment leaders. The Company incurred a onetime charge associated with these changes of approximately $3,610 primarily in the three months ended June 30, 2010 related to cash severance and the accounting impact of accelerated vesting of equity-based awards. Approximately $540 of this amount is included in direct client service costs as a component of compensation and benefits and approximately $3,070 in operating expenses as a component of selling, general and administrative expenses. These charges were not allocated to any of the Company's segments or associated with a restructuring, exit or disposal activity.

Note 17.	Employee Benefit Plans

Defined Contribution 401(k) Plan
Duff & Phelps, LLC, a subsidiary of the Company, sponsors the Duff & Phelps Savings Plan, a qualified defined contribution 401(k) plan covering substantially all employees (“401(k) Plan”). Employees are entitled to make contributions up to 100% of their compensation subject to Internal Revenue Code (“Code”) limitations. The Company matches an amount equal to an employee's contribution up to 3% of the employee's compensation and matches 50% of the employee's contribution up to the next 3% of compensation. All Company contributions are discretionary. Participants are immediately vested in both their voluntary and matching contributions plus actual earnings thereon.

Company contributions to the 401(k) Plan is included as components of (i) compensation and benefits of direct client service costs and (ii) selling, general and administrative expenses in the Company's consolidated statements of operations and are summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Contributions to 401(k) Plan	$5,066	$4,610	$5,030

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

The Deferred Compensation Plan constitutes an unsecured promise by the Company to pay benefits in the future. Participants in the Deferred Compensation Plan have the status of general unsecured creditors of the Company. The plan is unfunded for U.S. federal tax purposes and is intended to be an unfunded arrangement for eligible employees who are part of a select group of management or highly compensated employees of the Company within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA. Any amounts set aside to defray the liabilities assumed by the Company will remain general assets of the Company and remain subject to the claims of the Company's creditors until such amounts are distributed to the participants.

For participants who reside in the United States, the Company may credit participants with discretionary contributions provided the participant is employed on the last day of the plan year and has deferred the maximum permissible amount to the Company's qualified 401(k) plan for such year. Discretionary contributions are derived from a pool that is equal to an aggregate of 4½% of the compensation of each participant for the plan year that exceeds the limitation on compensation under Code Section 401(a)(17) for such year. For participants outside of the United States, the Company's matching contributions will be an amount determined by the Company. Company matching contributions to the Deferred Compensation Plan are 100% vested.

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

The fair market value of the investments in the rabbi trust is included in “Investments related to the deferred compensation plan” with the corresponding deferred compensation obligation included in current and non-current portion of the liability related to the deferred compensation plan on the Consolidated Balance Sheets. Changes in the fair value of the investments are recognized as compensation expense (or credit). Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense (or credit). The net impact of changes in fair value is not material.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 18.	Segment Information

The Company provides services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking. The Financial Advisory segment provides services associated with the Valuation Advisory, Tax, and Dispute & Legal Management Consulting business units. The Alternative Asset Advisory segment provides services related to the Portfolio Valuation, Complex Asset Solutions and Due Diligence business units. The Investment Banking segment provides services from the Merger and Acquisition Advisory, Transaction Opinions and Global Restructuring Advisory business units.

Effective January 1, 2011, the Company renamed its Corporate Finance Consulting segment Alternative Asset Advisory to more appropriately define the services offered by this segment. In addition, the Alternative Asset Advisory segment previously included services associated with Strategic Value Advisory. This service line was primarily integrated into Financial Advisory. As a result, prior period results have been restated to reflect this change.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Financial Advisory
Revenues (excluding reimbursables)	$250,888	$231,281	$247,082
Segment operating income	$45,212	$29,819	$37,940
Segment operating income margin	18.0%	12.9%	15.4%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$55,666	$44,035	$49,506
Segment operating income	$12,890	$9,208	$13,471
Segment operating income margin	23.2%	20.9%	27.2%

Investment Banking
Revenues (excluding reimbursables)	$77,386	$90,230	$74,315
Segment operating income	$6,767	$22,061	$15,233
Segment operating income margin	8.7%	24.4%	20.5%

Totals
Revenues (excluding reimbursables)	$383,940	$365,546	$370,903

Segment operating income	$64,869	$61,088	$66,644
Net client reimbursable expenses	(139)	(62)	(75)
Equity-based compensation associated with Legacy Units and IPO Options	(207)	(3,399)	(12,437)
Depreciation and amortization	(11,164)	(9,916)	(10,244)
Acquisition retention expenses	(1,624)	(11)	—
Restructuring charges	(4,090)	—	—
Transaction and integration costs	(2,372)	(704)	—
Charge from realignment of senior management	—	(3,100)	—
Charge from impairment of certain intangible assets	—	(674)	—
Operating income	$45,273	$43,222	$43,888

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenues attributable to geographic area is summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
North America	$344,801	$326,039	$331,974
Europe	35,261	36,132	33,400
Asia	3,878	3,375	5,529
Revenues (excluding reimbursables)	$383,940	$365,546	$370,903

There was no intersegment revenues during the periods presented. Long-lived assets attributable to international operations totaled $2,393 and $2,131 at December 31, 2011 and 2010, respectively. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the years ended December 31, 2011, 2010 and 2009, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $11,824, $9,544 and $11,533 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Distributions for taxes	$1,485	$1,890	$5,101
Dividend related distributions	1,157	831	542
Payments pursuant to the Tax Receivable Agreement	1,370	1,145	743
	$4,012	$3,866	$6,386

Distributions for taxes and other distributions are further described in Note 3.

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services in which the Company recorded $137 and $36 of revenues during the years ended December 31, 2011 and 2010, respectively. In conjunction with the May 2009 follow-on offering, the Company redeemed 1,900 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners, a shareholder of the Company, at a price per unit equal to the public offering price or an aggregate amount of $28,025.

Vestar Capital Partners
Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Distributions for taxes	$2,058	$2,618	$6,388
Dividend related distributions	1,608	1,156	754
Payments pursuant to the Tax Receivable Agreement	1,848	1,629	1,250
	$5,514	$5,403	$8,392

Distributions for taxes and other distributions are further described in Note 3. In conjunction with the May 2009 follow-on offering, the Company redeemed 1,600 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners, a shareholder of the Company, at a price per unit equal to the public offering price or an aggregate amount of $23,600. Included in this amount were payments to Noah Gottdiener, Chairman and Chief Executive Officer, Gerard Creagh, former President, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners. As a result, Messrs. Gottdiener, Creagh and Krueger each received $53, $53 and $42, respectively, as a result of such redemptions.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 20.	Regulated Subsidiaries

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. At December 31, 2011, Securities reported net capital of $5,868 which was $5,761 in excess of its net capital requirement of $107. At December 31, 2010, Securities reported net capital of $9,803 which was $9,455 in excess of its net capital requirement of $348. Aggregate indebtedness of Securities totaled $1,716 and $5,221 at December 31, 2011 and 2010, respectively.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, authorized and regulated by the Financial Services Authority. Securities Ltd. is currently registered in England and Wales. At December 31, 2011, the entity reported net capital of £443 which was £399 in excess of its net capital requirement of £44. At December 31, 2010, the entity reported net capital of £143 which was £100 in excess of its net capital requirement of £43.

GCP Securities, LLC ("GCP Securities"), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. The Company acquired GCP Securities on June 30, 2011. At December 31, 2011, GCP Securities reported net capital of $141 which was $109 in excess of its net capital requirement of $32. Aggregate indebtedness of GCP Securities totaled $473 at December 31, 2011.

Pagemill Partners, LLC ("Pagemill"), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. The Company acquired Pagemill on December 30, 2011. At December 31, 2011, Pagemill reported net capital of $159 which was $149 in excess of its net capital requirement of $10. Aggregate indebtedness of Pagemill totaled $151 at December 31, 2011.

Duff & Phelps SAS is regulated by the Autorité des marchés financiers (“AMF”). The AMF is an independent public body located in France. Duff & Phelps SAS is permitted to conduct certain regulated activities in France as a result of this authorization. There is no net capital requirement for Duff & Phelps SAS.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 21.	Selected Quarterly Data (Unaudited)

The following table contains information derived from unaudited financial statements of the Company. In the opinion of the Company's management, the information includes all adjustments necessary for fair presentation of the results. The results of a particular quarter are not necessarily indicative of the results that might be achieved for a full fiscal year.

	Year Ended December 31, 2011
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$383,940	$118,980	$92,028	$87,886	$85,046
Reimbursable expenses	12,934	5,573	2,395	3,074	1,892
Total revenues	$396,874	$124,553	$94,423	$90,960	$86,938

Operating income	$45,273	$18,312	$9,117	$8,267	$9,577

Net income	$29,729	$11,155	$6,436	$5,647	$6,491

Net income attributable to Duff & Phelps Corporation	$18,614	$7,045	$4,032	$3,424	$4,113

Weighted average shares of Class A common stock outstanding:
Basic	26,958	26,685	26,945	27,296	26,910
Diluted	27,832	27,674	27,060	28,067	27,615

Weighted average shares of Class B common stock outstanding:
Basic	10,883	10,650	10,813	10,947	11,130
Diluted	10,883	10,650	10,813	10,947	11,130

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.65	$0.24	$0.14	$0.12	$0.15
Diluted	$0.63	$0.23	$0.14	$0.12	$0.14

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31, 2010
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$365,546	$103,213	$84,427	$88,742	$89,164
Reimbursable expenses	9,485	2,322	2,403	1,962	2,798
Total revenues	$375,031	$105,535	$86,830	$90,704	$91,962

Operating income	$43,222	$15,356	$9,201	$7,394	$11,271

Net income	$29,346	$9,963	$7,197	$4,618	$7,568

Net income attributable to Duff & Phelps Corporation	$16,765	$5,876	$4,109	$2,507	$4,273

Weighted average shares of Class A common stock outstanding:
Basic	25,170	25,758	24,873	25,058	24,986
Diluted	26,089	26,807	24,954	25,754	25,780

Weighted average shares of Class B common stock outstanding:
Basic	12,703	12,023	12,903	12,927	12,966
Diluted	12,703	12,023	12,903	12,927	12,966

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.62	$0.21	$0.15	$0.10	$0.16
Diluted	$0.60	$0.20	$0.15	$0.09	$0.16

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 22.	Subsequent Events

Declaration of Quarterly Dividend
On February 15, 2012, the Company announced that its board of directors had declared a quarterly dividend of $0.09 per share on its outstanding Class A common stock. The dividend is payable on March 16, 2012 to shareholders of record on March 6, 2012. Concurrent with the payment of the dividend, the Company will also be distributing $0.09 per unit to holders of New Class A Units.

SCHEDULE II
DUFF & PHELPS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Beginning Balance	Charged to Cost and Expenses	Charged to Other Accounts(a)	Deductions(b)	Ending Balance
Allowance for doubtful accounts
Year ended December 31, 2011	$1,347	$3,363	$259	$(3,216)	$1,753
Year ended December 31, 2010	1,690	2,074	(617)	(1,800)	1,347
Year ended December 31, 2009	1,701	2,386	722	(3,119)	1,690

_______________
(a)	Fee adjustments recorded as a reduction to revenue.
(b)	Uncollectible accounts written off, recoveries of billed accounts receivable and fee adjustments recorded against the allowance.

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

Exhibit Index	Description
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

10.2
Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 17, 2009).

10.3
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

10.4
Second Amendment to Credit Agreement, dated as of February 23, 2011, among Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Chanin Capital Partners LLC, and Rash & Associates, L.P., as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, and each other lender party thereto, related to the Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each agent and lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011).

10.5
Third Amendment to Credit Agreement, dated as of August 15, 2011, among Duff & Phelps, LLC, Duff & Phelps Acquisitions, LLC, Chanin Capital Partners LLC, and Rash & Associates, L.P., as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, and each other lender party thereto, related to the Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each agent and lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2011).

10.6
Fourth Amendment to Credit Agreement, dated as of October 13, 2011, among Duff & Phelps, LLC, as borrower, Duff & Phelps Acquisitions, LLC, Chanin Capital Partners LLC, and Rash & Associates, L.P., as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, and each other lender party thereto, related to the Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each agent and lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2011).

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

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

10.10
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

10.13	*
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Brett Marschke (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.14	*
Employment Agreement, dated July 17, 2007, by and between Duff & Phelps, LLC and Edward Forman (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on July 26, 2007).

10.15	*
Letter Agreement, dated March 7, 2011, between Duff & Phelps Corporation and Patrick M. Puzzuoli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2011).

10.16	*	Duff & Phelps Corporation Amended and Restated 2007 Omnibus Stock Incentive Plan (filed as Appendix I to the Registrant’s Definitive Proxy Statement filed with the SEC on March 22, 2010).

10.17
Name Use Agreement, dated as of July 1, 1996, by and between Phoenix Duff & Phelps Corporation and Duff & Phelps, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 23, 2007).

10.18	*
DPH Unit Vesting Agreement, dated September 11, 2007, by and among Duff & Phelps Acquisitions, LLC, Duff & Phelps, LLC and Noah Gottdiener (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 13, 2007).

10.19	*
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

10.21	*
Form of Stock Option Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.22	*
Form of Restricted Stock Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.23	*
Form of Restricted Stock Award Agreement for Non-Employee Directors under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2008).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.24	*
Form of Performance-Vesting Restricted Stock Award Agreement under the Duff & Phelps Amended and Restated 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 28, 2011).

21.1	**	List of Subsidiaries.

23.1	**	Consent of KPMG LLP.

31.1	**	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
The following financial information from Duff & Phelps Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 is furnished electronically herewith and formatted in XBRL (eXtensible Business Reporting Language), tagged in detail: (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

________________
	*	Indicates a management contract or compensatory plan.
	**	Each document marked with an asterisk is filed herewith.
†
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.