Form 10-Q
period 2012-03-31
Duff & Phelps Corp
filed 2012-04-25
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 38,564,672 as of April 15, 2012. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 3,970,422 as of April 15, 2012.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$106,345	$85,046
Reimbursable expenses	2,598	1,892
Total revenues	108,943	86,938

Direct client service costs
Compensation and benefits (includes $6,045 and $4,935 of equity-based compensation for the three months ended March 31, 2012 and 2011, respectively)	58,218	46,908
Other direct client service costs	2,884	1,429
Acquisition retention expenses (includes $722 and $82 of equity-based compensation for the three months ended March 31, 2012 and 2011, respectively)	2,043	82
Reimbursable expenses	2,609	1,937
	65,754	50,356
Operating expenses
Selling, general and administrative (includes $1,055 and $1,523 of equity-based compensation for the three months ended March 31, 2012 and 2011, respectively)	27,337	24,322
Depreciation and amortization	3,897	2,489
Restructuring charges (Note 11)	1,179	—
Transaction and integration costs	1,035	194
	33,448	27,005

Operating income	9,741	9,577

Other expense/(income), net
Interest income	(28)	(28)
Interest expense	154	57
Other expense	379	(7)
	505	22

Income before income taxes	9,236	9,555
Provision for income taxes	3,545	3,064
Net income	5,691	6,491
Less: Net income attributable to noncontrolling interest	1,786	2,378
Net income attributable to Duff & Phelps Corporation	$3,905	$4,113

Weighted average shares of Class A common stock outstanding
Basic	28,702	26,910
Diluted	30,077	27,615

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.13	$0.15
Diluted	$0.13	$0.14

Cash dividends declared per common share	$0.09	$0.08

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$5,691	$6,491

Other comprehensive income, net of tax
Currency translation adjustment	1,722	1,431
Amortization of post-retirement benefits (net of tax of $1 for the three months ended March 31, 2011)	(1)	(39)
Other comprehensive income, net of tax	1,721	1,392

Comprehensive income	7,412	7,883
Less: comprehensive income attributable to noncontrolling interest	(1,887)	(3,488)
Comprehensive income attributable to Duff & Phelps Corporation	$5,525	$4,395

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$41,048	$38,986
Accounts receivable (net of allowance for doubtful accounts of $1,576 and $1,753 at March 31, 2012 and December 31, 2011, respectively)	69,854	77,795
Unbilled services	53,745	51,427
Prepaid expenses and other current assets	12,324	8,257
Net deferred income taxes, current	1,306	2,545
Total current assets	178,277	179,010

Property and equipment (net of accumulated depreciation of $34,074 and $32,516 at March 31, 2012 and December 31, 2011, respectively)	34,054	33,632
Goodwill	194,462	192,970
Intangible assets (net of accumulated amortization of $28,022 and $25,626 at March 31, 2012 and December 31, 2011, respectively)	38,548	40,977
Other assets	13,348	13,942
Investments related to deferred compensation plan (Note 12)	25,250	23,542
Net deferred income taxes, less current portion	141,306	115,826
Total non-current assets	446,968	420,889
Total assets	$625,245	$599,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,933	$4,148
Accrued expenses	21,755	22,612
Accrued compensation and benefits	10,527	41,518
Liability related to deferred compensation plan, current portion (Note 12)	600	646
Deferred revenues	4,264	4,185
Due to noncontrolling unitholders, current portion	6,208	6,209
Total current liabilities	48,287	79,318

Long-term debt (Note 7)	30,000	—
Liability related to deferred compensation plan, less current portion (Note 12)	27,141	23,083
Other long-term liabilities	27,118	32,248
Due to noncontrolling unitholders, less current portion	130,221	101,557
Total non-current liabilities	214,480	156,888
Total liabilities	262,767	236,206

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 38,574 and 31,646 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	386	316
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 3,971 and 10,488 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	—	1
Additional paid-in capital	301,857	252,572
Accumulated other comprehensive income	1,907	287
Retained earnings	26,359	25,631
Total stockholders' equity of Duff & Phelps Corporation	330,509	278,807
Noncontrolling interest	31,969	84,886
Total stockholders' equity	362,478	363,693
Total liabilities and stockholders' equity	$625,245	$599,899

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net income	$5,691	$6,491
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,897	2,489
Equity-based compensation	7,822	6,540
Bad debt expense	41	856
Net deferred income taxes	4,422	5,966
Other	(160)	15
Changes in assets and liabilities providing/(using) cash, net of acquired balances:
Accounts receivable	7,914	(1,657)
Unbilled services	(2,102)	(5,657)
Prepaid expenses and other current assets	(214)	(64)
Other assets	1,767	(987)
Accounts payable and accrued expenses	(4,072)	(9,212)
Accrued compensation and benefits	(24,869)	(27,993)
Deferred revenues	79	834
Other liabilities	(4,910)	57
Net cash used in operating activities	(4,694)	(22,322)

Cash flows from investing activities:
Purchases of property and equipment	(478)	(769)
Business acquisitions, net of cash acquired	(274)	(466)
Purchases of investments	(2,550)	(3,000)
Net cash used in investing activities	(3,302)	(4,235)

Cash flows from financing activities:
Borrowings under revolving line of credit	30,000	—
Net proceeds from issuance of Class A common stock	49,460	—
Redemption of noncontrolling unitholders	(58,972)	—
Repurchases of Class A common stock	(4,979)	(5,815)
Dividends	(3,188)	(2,492)
Payments of contingent consideration related to acquisitions	(1,682)	—
Distributions and other payments to noncontrolling unitholders	(830)	(1,386)
Proceeds from exercises of IPO Options	—	268
Net cash provided by/(used in) financing activities	9,809	(9,425)

Effect of exchange rate on cash and cash equivalents	249	1,083

Net increase/(decrease) in cash and cash equivalents	2,062	(34,899)
Cash and cash equivalents at beginning of year	38,986	113,328
Cash and cash equivalents at end of period	$41,048	$78,429

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2011	$363,693	31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886
Comprehensive income	7,412	—	—	—	—	—	1,620	3,905	1,887
Issuance of Class A Common Stock	49,244	3,707	37	—	—	36,785	—	—	12,422
Redemption of New Class A Units	(58,972)	—	—	(4,407)	(1)	(44,170)	—	—	(14,801)
Exchange of New Class A Units	—	2,110	21	(2,110)	—	(21)	—	—	—
Net issuance of restricted stock awards	(4,964)	1,215	12	—	—	(3,817)	—	—	(1,159)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	30	—	—	—	—	30	—	—	—
Forfeitures	—	(104)	—	—	—	—	—	—	—
Equity-based compensation	7,759	—	—	—	—	6,147	—	—	1,612
Income tax windfall/(shortfall) on equity-based compensation	455	—	—	—	—	455	—	—	—
Distributions to noncontrolling unitholders	(593)	—	—	—	—	(506)	—	—	(87)
Change in ownership interests between periods	—	—	—	—	—	52,797	—	—	(52,797)
Deferred tax asset effective tax rate conversion	1,591	—	—	—	—	1,585	—	—	6
Dividends on Class A common stock	(3,177)	—	—	—	—	—	—	(3,177)	—
Balance as of March 31, 2012	$362,478	38,574	$386	3,971	$—	$301,857	$1,907	$26,359	$31,969

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564	30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294
Comprehensive income	7,883	—	—	—	—	—	282	4,113	3,488
Issuance of Class A common stock for acquisitions	289	18	—	—	—	211	—	—	78
Exchange of New Class A Units	—	77	1	(77)	—	(1)	—	—	—
Net issuance of restricted stock awards	(4,667)	1,284	13	—	—	(3,452)	—	—	(1,228)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	76	—	—	—	—	76	—	—	—
Issuance for exercise of IPO Options	113	7	—	—	—	83	—	—	30
Forfeitures	(1)	(75)	(1)	(1)	—	—	—	—	—
Equity-based compensation	6,929	—	—	—	—	5,088	—	—	1,841
Income tax windfall/(shortfall) on equity-based compensation	817	—	—	—	—	817	—	—	—
Distributions to noncontrolling unitholders	(1,109)	—	—	—	—	(816)	—	—	(293)
Change in ownership interests between periods	—	—	—	—	—	4,976	—	—	(4,976)
Deferred tax asset effective tax rate conversion	359	—	—	—	—	341	—	—	18
Repurchases of Class A common stock pursuant to publicly announced program	(1,133)	(75)	(1)	—	—	(835)	—	—	(297)
Dividends on Class A common stock	(2,474)	—	—	—	—	—	—	(2,474)	—
Balance as of March 31, 2011	$349,646	31,402	$314	11,073	$1	$239,132	$1,682	$18,562	$89,955

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

Note 2.	Basis of Presentation

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

The balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments necessary for a fair presentation are reflected in the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

Follow-on Offering
In the three months ended March 31, 2012, the Company sold 3,707 shares of newly issued Class A common stock to an underwriter at a price of $13.38 per share for an aggregate amount of $49,606. The underwriter offered such shares to the public at a price of $13.75 per share for an aggregate amount of $50,978. Net proceeds from the transaction of $49,244, cash on the balance sheet and borrowings under the revolving credit facility were used to redeem 4,407 New Class A Units of D&P Acquisitions, LLC ("D&P Acquisitions") held by certain executive officers and entities affiliated with Lovell Minnick and Vestar Capital Partners. D&P Acquisitions represented the predecessor entity prior to the Company's IPO and currently represents the primary operating subsidiary of the Company. Units were redeemed at a price of $13.38 per unit or an aggregate amount of $58,972. In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.

As part of the offering, a shareholder of the Company, Shinsei Bank, Ltd., a Japanese corporation, sold 1,468 shares of Duff & Phelps Corporation Class A common stock to an underwriter at a price of $13.38 per share for an aggregate amount of $19,635. The underwriter offered such shares to the public at a price of $13.75 per share for an aggregate amount of $20,178. The Company did not receive any proceeds from the shares of the Class A common stock being sold by the selling shareholder.

Recent Accounting Pronouncements
Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, as amended by ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. These updates revise the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

comprehensive income or (2) two separate but consecutive statements. The adoption of these standards did not have a material effect on the Company's consolidated financial statements.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its impairment test as of October 31st of each year. The Company does not anticipate that the adoption of ASU 2011-08 will have a material effect on its consolidated financial statements.

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

Critical Accounting Policies
There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that the disclosures herein are adequate so that the information presented is not misleading; however, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2011. The financial data for the interim periods may not necessarily be indicative of results to be expected for the year.

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

The Company has sole voting power in and controls the management of D&P Acquisitions. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 90.7% at March 31, 2012. The noncontrolling unitholders' interest in D&P Acquisitions totaled 9.3% at March 31, 2012.

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

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2011	31,646	10,488	42,134
Sale of Class A common stock	3,707	—	3,707
Redemption of New Class A Units	—	(4,407)	(4,407)
Exchange to Class A common stock	2,110	(2,110)	—
Net issuance of restricted stock awards	1,215	—	1,215
Forfeitures	(104)	—	(104)
As of March 31, 2012	38,574	3,971	42,545

Percent of total
December 31, 2011	75.1%	24.9%	100%
March 31, 2012	90.7%	9.3%	100%

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Income before income taxes	$9,236	$9,555
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(593)	(560)
Income before income taxes, as adjusted	8,643	8,995
Ownership percentage of noncontrolling interest(d)	20.7%	26.4%
Net income attributable to noncontrolling interest	1,786	2,378
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	6,857	6,617
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(2,952)	(2,504)
Net income attributable to Duff & Phelps Corporation	$3,905	$4,113

_______________
(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $3,545 and $3,064 for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Distributions for taxes	$10	$266
Other distributions	820	1,120
Payments pursuant to the Tax Receivable Agreement	—	—
	$830	$1,386

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

As of March 31, 2012, the Company recorded a liability of $136,429, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's consolidated balance sheets).

Within the next 12 month period, the Company expects to pay $6,208 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Acquisition of MCR
On October 31, 2011, the Company acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition. Revenues and operating income included in the Company's Condensed Consolidated Statement of Operations totaled $8,749 and $1,475 during the three months ended March 31, 2012, respectively.

The fair value of the purchase price totaled $42,080 and comprised the following:

Cash	$26,162
Class A common stock (714.314 shares)	9,065
Contingent consideration	6,106
Working capital settlement payable	747
$42,080

The cash paid at closing was funded from existing balances. The fair value of the 714.314 shares of the Company's Class A common stock was determined based on the closing market price of the Company's Class A common shares on the date of acquisition. The sellers have the ability to earn up to £4,625 (approximately $7,400) of consideration contingent upon certain revenue and gross margin thresholds to be achieved in equal installments on the first and second anniversary dates of the closing. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. The key assumptions used in this model were estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. During the three months ended March 31, 2012, an expense of $252 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Unbilled services	$13,047
Prepaid expenses and other current assets	1,432
Property and equipment	627
Intangible assets	7,710
Other assets	70
Total identifiable assets acquired	22,886

Accrued expenses	(1,202)
Other liabilities	(110)
Total liabilities assumed	(1,312)
Net identifiable assets acquired	21,574
Goodwill	20,506
Net assets acquired	$42,080

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

Effective December 9, 2011, the Company acquired the Toronto-based restructuring and insolvency practice from the RSM Richter group. The acquisition enhances the Company's global restructuring capabilities by expanding its presence into Canada. The acquisition added 12 client service professionals, including four managing directors. Its results have been included in the Company's Condensed Consolidated Statement of Operations as part of the Investment Banking segment since the date of acquisition.

Effective December 30, 2011, the Company acquired Pagemill Partners, a Silicon Valley-based investment banking firm. Pagemill provides M&A, private placement advisory and related services to global technology companies in the middle market, as well as emerging organizations. This acquisition enhances the Company's technical capabilities and industry expertise. The acquisition added 22 client service professionals, including 10 managing directors. Its results have been included in the Company's Consolidated Statement of Operations as part of the Investment Banking segment beginning January 1, 2012.

Aggregated revenues and operating income included in the Company's Consolidated Statement of Operations totaled $9,020 and $1,760 during the three months ended March 31, 2012, respectively.

The aggregate fair value of the purchase price of these acquisitions totaled $44,754 and comprised the following:

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Cash	$27,086
Class A common stock (447.243 shares)	6,132
Contingent consideration	11,632
Working capital settlement receivable	(96)
$44,754

The cash paid at closing was funded from existing balances. The fair value of the 447.243 shares of the Company's Class A common stock was determined based on the closing market price of the Company's Class A common shares on the date of acquisition.

The sellers have the ability to earn up to $15,064 of consideration contingent upon achievement of certain thresholds including revenue and gross margin targets over a period of two to 15 years from the date of closing. The Company estimated the fair value of the contingent consideration using probability-weighted discounted cash flow models. The key assumptions used in these models were estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments. The fair market value of the contingent consideration for each acquisition will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. During the three months ended March 31, 2012, an expense of $361 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable.

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

The following table summarizes the estimated fair values of the aggregated assets acquired and liabilities assumed:

Accounts receivable	$937
Unbilled services	1,079
Prepaid expenses and other current assets	328
Property and equipment	113
Intangible assets	7,789
Other assets	280
Total identifiable assets acquired	10,526

Accrued expenses and other current liabilities	(445)
Other liabilities	(68)
Total liabilities assumed	(513)
Net identifiable assets acquired	10,013
Goodwill	34,741
Net assets acquired	$44,754

The intangible assets acquired included a fair value of $6,777 and $1,012 assigned to customer relationships (1.5 to three-year useful lives) and non-compete agreements (three-to-five year useful lives), respectively. The goodwill was assigned to the Investment Banking segment and reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge, as well as the value of expected synergies. The total amount of goodwill is expected to be deductible for tax purposes.

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

Three Months Ended
March 31, 2011
Pro Forma
Revenues	$101,022
Reimbursable expenses	2,346
Total revenues	$103,368

Net income attributable to Duff & Phelps Corporation	$4,806

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.16
Diluted	$0.16

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$3,905	$4,113
Earnings allocated to participating securities	(93)	(193)
Earnings available for common stockholders	$3,812	$3,920

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	28,702	26,910

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	28,702	26,910
Add dilutive effect of the following:
Restricted stock awards and units	1,375	705
Dilutive weighted average shares of Class A common stock	30,077	27,615

Basic income per share of Class A common stock	$0.13	$0.15

Diluted income per share of Class A common stock	$0.13	$0.14

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Anti-dilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended
	March 31, 2012	March 31, 2011
Weighted average IPO Options outstanding	1,592	1,650

The potential dilutive effect of the Company's performance-based restricted stock awards and units were excluded from the calculation as the performance conditions had not been met as of the period ended March 31, 2012.

	Three Months Ended
	March 31, 2012	March 31, 2011
Weighted average performance-based restricted stock awards	283	37

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Three Months Ended
	March 31, 2012	March 31, 2011
Weighted average shares of Class B common stock and underlying New Class A Units outstanding	9,050	11,130

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$25,250	$—	$25,250
Total assets	$—	$25,250	$—	$25,250

Benefits payable in conjunction with deferred compensation plan	$—	$27,741	$—	$27,741
Acquisition-related contingent consideration payable	—	—	16,711	16,711
Total liabilities	$—	$27,741	$16,711	$44,452

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,542	$—	$23,542
Total assets	$—	$23,542	$—	$23,542

Benefits payable in conjunction with deferred compensation plan	$—	$23,729	$—	$23,729
Acquisition-related contingent consideration payable	—	—	17,738	17,738
Total liabilities	$—	$23,729	$17,738	$41,467

The investments held and benefits payable to participants in conjunction with the deferred compensation plan were primarily based on quoted prices for similar assets in active markets. Changes in the fair value of the investments are recognized as an increase or decrease in compensation expense. Changes in the fair value of the benefits payables to participants are recognized as a corresponding offset to compensation expense. The net impact of changes in fair value is not material. The deferred compensation plan is further discussed in Note 12.

The Company estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models. The Company's valuation process incorporates the use of valuation specialists to conduct the valuation and provide a report in accordance with professional standards. The Company utilizes these reports to determine fair value. Typically, a discount factor is applied to the present values of the present values of the calculated contingent consideration payable. The key assumptions used in these models are estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments, including judgments involving forecasted

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

revenues, gross margin levels and probability weightings. Key assumptions are assessed and updated on a quarterly basis to reflect changes in key assumptions.

The following table reconciles the changes in the acquisition-related contingent consideration payable:

Total
Balance as of December 31, 2011	$17,738
Payment of contingent consideration	(1,682)
Change in fair market value	613
Impact of foreign currency translation	42
Balance as of March 31, 2012	$16,711

During the three months ended March 31, 2012, an expense of $613 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable. The current portion of the acquisition-related contingent consideration payable is reflected in "Accrued expenses" and the long-term portion in "Other long-term liabilities" on the Condensed Consolidated Balance Sheet.

The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable primarily comprise forecasted revenues. Significant changes in forecasted revenues would result in a significantly higher or lower fair value measurement. At March 31, 2012, the fair market value of acquisition-related contingent consideration totaled $16,711 compared to a maximum potential payout of $20,782.

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $30,000 outstanding under the Credit Facility at March 31, 2012. As of March 31, 2012, the Company had $2,129 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at March 31, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of March 31, 2012.

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

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Client Service	SG&A	Total	Client Service	SG&A	Total
Legacy Units	$4	$67	$71	$95	$130	$225
IPO Options	—	—	—	138	54	192
Ongoing RSAs	6,763	988	7,751	4,784	1,339	6,123
Total	$6,767	$1,055	$7,822	$5,017	$1,523	$6,540

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2011	867
Redeemed or exchanged	(68)
Balance as of March 31, 2012	799

Vested	797
Unvested	2

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes option activity:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	1,607	$7.33
Forfeited	(29)	7.33
Balance as of March 31, 2012	1,578	$7.33

Vested	1,578
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	5.50
Total fair value of vested options	$11,565
Aggregate intrinsic value of outstanding options	$—

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

Performance-based restricted stock awards and units are granted as a form of incentive compensation and accounted for similarly. Performance-based restricted stock awards and units will become non-forfeitable on the third anniversary of the date of grant if and to the extent certain targets of total shareholder return are attained. Expense for performance-based restricted stock awards and units is recognized based on their calculated fair market value as of the date of grant using a lattice model. They are expensed over a three year period from the date of grant.

During the three months ended March 31, 2012, the Company issued 1,624 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 1,624 Ongoing RSAs granted, 237 awards are performance-based restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 1,624 Ongoing RSAs granted, 72 restricted stock awards and 155 performance-based restricted stock awards were granted to executives on March 1, 2012. For grants made to executives, the restrictions on transfer and forfeiture provisions on restricted stock awards are eliminated annually over three years based on ratable vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	4,219	$15.33	450	$15.29
Granted	1,267	13.75	120	13.75
Converted to Class A common stock upon lapse of restrictions	(949)	14.10	(69)	13.84
Forfeited	(104)	16.14	(12)	16.42
Balance as of March 31, 2012	4,433	$15.12	489	$15.09

Vested	—		—
Unvested	4,433		489

	Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	183	$7.52	22	$7.83
Granted	213	7.75	24	7.75
Balance as of March 31, 2012	396	$7.65	46	$7.79

Vested	—		—
Unvested	396		46

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% as of March 31, 2012 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $41,236 at March 31, 2012. The Company utilized a deferred tax benefit of $5,904 and $4,612 for IPO Options and Ongoing RSAs for the three months ended March 31, 2012 and 2011, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.	Income Taxes

Components of the provision for income taxes consist of the following:

	Three Months Ended
	March 31, 2012	March 31, 2011
Provision for income taxes	$3,545	$3,064
Effective income tax rate	38.4%	32.1%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2011	$423
Reduction based on tax positions related to the current year	(24)
Balance as of March 31, 2012	$399

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

Note 10.	Commitments and Contingencies

The Company is involved in various claims or disputes arising in the normal course of business. Management does not believe that these matters would have a material adverse effect on the Company's financial position, results of operations or liquidity.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 11.	Restructuring

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

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2011	$3,399	$93	$3,492
Restructuring charges from changes in estimates of original assumptions	212	(37)	175
Cash payments	(355)	(56)	(411)
Balance as of March 31, 2012	$3,256	$—	$3,256

In March 2012, the Company identified opportunities for cost savings through the elimination of the Company's M&A Advisory practice in France and certain other Investment Banking positions in France. As a result, the Company incurred restructuring charges of $1,004 during the three months ended March 31, 2012 related to termination benefits. The charges were primarily based on assumptions underlying anticipated assessments and payments, including those to be made in accordance with local statutory requirements. These assumptions may be revised in future periods as new information becomes available. A reconciliation of the liabilities for restructuring charges is summarized as follows:

Liabilities for Restructuring Charges
Employee Severance and Benefits
Balance as of December 31, 2011	$—
Restructuring charges	1,004
Cash payments	(463)
Balance as of March 31, 2012	$541

Note 12.	Deferred Compensation Plan

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Financial Advisory
Revenues (excluding reimbursables)	$59,653	$58,597
Segment operating income	$10,306	$9,582
Segment operating income margin	17.3%	16.4%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$14,949	$13,485
Segment operating income	$4,146	$3,222
Segment operating income margin	27.7%	23.9%

Investment Banking
Revenues (excluding reimbursables)	$31,743	$12,964
Segment operating income	$3,525	$—
Segment operating income margin	11.1%	—%

Totals
Revenues (excluding reimbursables)	$106,345	$85,046

Segment operating income	$17,977	$12,804
Net client reimbursable expenses	(11)	(45)
Equity-based compensation associated with Legacy Units and IPO Options	(71)	(417)
Depreciation and amortization	(3,897)	(2,489)
Acquisition retention expenses	(2,043)	(82)
Restructuring charges	(1,179)	—
Transaction and integration costs	(1,035)	(194)
Operating income	$9,741	$9,577

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues attributable to geographic area is summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
North America	$88,689	$77,217
Europe	16,130	6,804
Asia	1,526	1,025
Revenues (excluding reimbursables)	$106,345	$85,046

There was no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the three months ended March 31, 2012 and 2011, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $3,259 and $3,288 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011
Distributions for taxes	$3	$44
Other distributions	201	289
	$204	$333

Distributions for taxes and other distributions are further described in Note 3.

In conjunction with the 2012 follow-on offering, the Company redeemed 1,522 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners at a price per unit of $13.38 or an aggregate amount of $20,363.

In connection with the closing of the IPO, the Company entered into an exchange agreement, dated as of October 3, 2007 (as amended, the “Exchange Agreement”), by and among the Company, D&P Acquisitions, and certain unitholders of D&P Acquisitions, through which the Company may issue shares of Class A common stock upon the exchange of the New Class A Units. Pursuant to the Exchange Agreement, in connection with any such exchange, a corresponding number of shares of our Class B common stock will be cancelled. Subject to the terms and notice requirements as set forth in an amendment to the Exchange Agreement, exchanges are scheduled to occur on March 5th, May 15th, August 15th and November 15th of each year. In the three months ended March 31, 2012, entities affiliated with Lovell Minnick Partners exchanged 2,094 New Class A Units for 2,094 shares of Class A common stock and 2,094 shares of Class B common stock were cancelled. The Company filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.

Vestar Capital Partners
Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011
Distributions for taxes	$4	$57
Other distributions	278	402
	$282	$459

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Distributions for taxes and other distributions are further described in Note 3.

In conjunction with the 2012 follow-on offering, the Company redeemed 2,185 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners at a price per unit of $13.38 or an aggregate amount of $29,231. Included in this amount were payments to Noah Gottdiener, Chairman, President and Chief Executive Officer, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners. As a result, Messrs. Gottdiener and Krueger each received $65 and $52, respectively, as a result of such redemptions.

Note 15.	Subsequent Events

Declaration of Quarterly Dividend
On April 24, 2012, the Company announced that its board of directors had declared a quarterly dividend of $0.09 per share on its outstanding Class A common stock. The dividend is payable on May 18, 2012 to shareholders of record on May 8, 2012. Concurrent with the payment of the dividend, the Company will also be distributing $0.09 per unit to holders of New Class A Units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company's current views with respect to, among other things, future events and financial performance. The Company generally identifies forward looking statements by terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “could,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this discussion are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 and any subsequent filings of our Quarterly Reports on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this filing with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

A summary of the Company's critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Equity-based compensation discussed herein includes (a) grants of units of D&P Acquisitions prior to the recapitalization transaction that were effectuated in conjunction with the IPO (“Legacy Units”), (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-based restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”). The IPO, Recapitalization Transactions and the Company's capital structure are further detailed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Amounts are reported in thousands, except for per share amounts, headcount or where the context requires otherwise.

Results of Operations

Three months ended March 31, 2012 versus three months ended March 31, 2011

The results of operations are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011	Unit Change	Percent Change
Revenues	$106,345	$85,046	$21,299	25.0%
Reimbursable expenses	2,598	1,892	706	37.3%
Total revenues	108,943	86,938	22,005	25.3%

Direct client service costs
Compensation and benefits	58,218	46,908	11,310	24.1%
Other direct client service costs	2,884	1,429	1,455	101.8%
Acquisition retention expenses	2,043	82	1,961	2,391.5%
Reimbursable expenses	2,609	1,937	672	34.7%
	65,754	50,356	15,398	30.6%

Operating expenses
Selling, general and administrative	27,337	24,322	3,015	12.4%
Depreciation and amortization	3,897	2,489	1,408	56.6%
Restructuring charges	1,179	—	1,179	N/A
Transaction and integration costs	1,035	194	841	433.5%
	33,448	27,005	6,443	23.9%

Operating income	9,741	9,577	164	1.7%

Other expense/(income), net
Interest income	(28)	(28)	—	—%
Interest expense	154	57	97	170.2%
Other expense	379	(7)	386	(5,514.3)%
	505	22	483	2,195.5%

Income before income taxes	9,236	9,555	(319)	(3.3)%
Provision for income taxes	3,545	3,064	481	15.7%
Net income	5,691	6,491	(800)	(12.3)%
Less: Net income attributable to noncontrolling interest	1,786	2,378	(592)	(24.9)%
Net income attributable to Duff & Phelps Corporation	$3,905	$4,113	$(208)	(5.1)%

Other financial and operating data
Adjusted EBITDA(a)	$17,966	$12,759	$5,207	40.8%
Adjusted EBITDA(a), as a percentage of revenues	16.9%	15.0%	1.9%	12.7%
Adjusted Pro Forma Net Income(a)	$8,489	$6,077	$2,412	39.7%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.22	$0.16	$0.06	37.5%
End of period managing directors	191	159	32	20.1%
End of period client service professionals	993	788	205	26.0%

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

Reconciliation of Adjusted EBITDA
	Three Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to Duff & Phelps Corporation	$3,905	$4,113
Net income attributable to noncontrolling interest	1,786	2,378
Provision for income taxes	3,545	3,064
Other expense/(income), net	505	22
Operating income	9,741	9,577
Depreciation and amortization	3,897	2,489
Equity-based compensation associated with Legacy Units and IPO Options(1)	71	417
Acquisition retention expenses	2,043	82
Restructuring charges	1,179	—
Transaction and integration costs	1,035	194
Adjusted EBITDA	$17,966	$12,759

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	March 31, 2012	March 31, 2011
Net income attributable to Duff & Phelps Corporation	$3,905	$4,113
Net income attributable to noncontrolling interest	1,786	2,378
Equity-based compensation associated with Legacy Units and IPO Options(1)	71	417
Acquisition retention expenses	2,043	82
Restructuring charges	1,179	—
Transaction and integration costs	1,035	194
Loss from the write off of an investment(2)	376	—
Adjustment to provision for income taxes(3)	(1,906)	(1,107)
Adjusted Pro Forma Net Income, as defined	$8,489	$6,077

Fully diluted weighted average shares of Class A common stock	30,077	27,615
Weighted average New Class A Units outstanding	9,050	11,130
Pro forma fully exchanged, fully diluted	39,127	38,745

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.22	$0.16

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with grants of ownership units of D&P Acquisitions and IPO Options granted in conjunction with our IPO. See further detail in the notes to the consolidated financial statements.

(2)	Reflects a one-time charge from the write off of a minority investment. The charge is reflected in "Other expense" on the Company's Consolidated Statement of Operations.
(3)
Represents an adjustment to reflect an assumed effective corporate tax rate of approximately 39.1% and 40.7% for the three months ended March 31, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenues
Revenues excluding reimbursable expenses increased $21,299 or 25.0% to $106,345 for the three months ended March 31, 2012, compared to $85,046 for the three months ended March 31, 2011. The increase in revenues primarily resulted from an increase in revenues from our Investment Banking segment, as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$39,490	$37,614	$1,876	5.0%
Tax Services(a)	5,488	7,547	(2,059)	(27.3)%
Dispute & Legal Management Consulting	14,675	13,436	1,239	9.2%
	59,653	58,597	1,056	1.8%
Alternative Asset Advisory
Portfolio Valuation	7,622	6,519	1,103	16.9%
Complex Asset Solutions	4,904	5,321	(417)	(7.8)%
Due Diligence	2,423	1,645	778	47.3%
	14,949	13,485	1,464	10.9%
Investment Banking
M&A Advisory(b)	9,354	1,450	7,904	545.1%
Transaction Opinions	6,742	8,231	(1,489)	(18.1)%
Global Restructuring Advisory(c)	15,647	3,283	12,364	376.6%
	31,743	12,964	18,779	144.9%
Total Revenues (excluding reimbursables)	$106,345	$85,046	$21,299	25.0%

_______________
(a)	For the three months ended March 31, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $28 of revenues to Tax Services.
(b)
For the three months ended March 31, 2012, M&A Advisory includes $2,752 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $4,084 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(c)
For the three months ended March 31, 2012, Global Restructuring Advisory includes $8,749 revenues from our acquisition of MCR (effective October 31, 2011) and $2,156 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment was impacted by higher revenues from Valuation Advisory and Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Tax Services. Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically and in Europe. From a product perspective, revenues increased in part from leveraging a number of our professionals to support non-transaction related engagements in Dispute & Legal Management Consulting. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services and the timing and value of property tax contingent fees.

Our Alternative Asset Advisory segment benefited from higher revenues from services associated Portfolio Valuation and Due Diligence. Portfolio Valuation primarily benefited from an increase in revenues from new and existing clients. Revenues from Complex Asset Solutions were lower in the current period as a result of lower demand. Revenues from our Due Diligence business primarily increased as a result of the timing of engagements during the quarter.

The increase in revenues in our Investment Banking segment resulted from higher revenues from services associated with Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenues from Transaction Opinions. The increase in revenues from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business. Revenues from Transaction Opinions decreased as a result of a modest reduction in the number of opinions issued at a lower average fee per opinion.

Our client service headcount totaled 993 client service professionals at March 31, 2012 and December 31, 2011. In addition, we had 191 client service managing directors at March 31, 2012, compared to 192 at December 31, 2011.

Direct Client Service Costs
Direct client service costs increased $15,398 or 30.6% to $65,754 for the three months ended March 31, 2012, compared to $50,356 for the three months ended March 31, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues (excluding reimbursables)	$106,345	$85,046

Total direct client service costs	$65,754	$50,356
Less: equity-based compensation associated with Legacy Units and IPO Options	(4)	(233)
Less: acquisition retention expenses	(2,043)	(82)
Less: reimbursable expenses	(2,609)	(1,937)
Direct client service costs, as adjusted	$61,098	$48,104

Direct client service costs, as adjusted, as a percentage of revenues	57.5%	56.6%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions.

The increase in acquisition retention expenses resulted from our acquisitions and includes expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the prior year period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting, as IPO Options fully vested in 2011 and Legacy Units were substantially vested in 2011.

Operating Expenses
Operating expenses increased $6,443 or 23.9% to $33,448 for the three months ended March 31, 2012, compared to $27,005 for the three months ended March 31, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues (excluding reimbursables)	$106,345	$85,046

Total operating expenses	$33,448	$27,005
Less: equity-based compensation associated with Legacy Units and IPO Options	(67)	(184)
Less: depreciation and amortization	(3,897)	(2,489)
Less: restructuring charges	(1,179)	—
Less: transaction and integration costs	(1,035)	(194)
Operating expenses, as adjusted	$27,270	$24,138

Operating expenses, as adjusted, as a percentage of revenues	25.6%	28.4%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions.

Equity-based compensation from Legacy Units and IPO Options decreased between periods primarily as a result of the true-up of estimated to actual forfeitures upon the occurrence of vesting events during the prior year period and to a lesser extent the accelerated attribution of expense on awards with graded-tranche vesting, as IPO Options fully vested in 2011 and Legacy Units were substantially vested in 2011.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $175 during the three months ended March 31, 2012 for changes in estimates of original assumptions related to the June 2011 initiative and $1,004 of charges related to the March 2012 initiative.

Transaction and integration costs increased between periods as a result of acquisitions during the prior year.

Other Income and Expense
Other income and expense include interest income, interest expense and other expense. The increase in other expense resulted from the $376 write off of a minority investment.

Provision for Income Taxes
The provision for income taxes was $3,545 or 38.4% of income before income taxes for the three months ended March 31, 2012, compared to $3,064 or 32.1% of income before income taxes for the three months ended March 31, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 20.7% and 26.4% for the three months ended March 31, 2012 and 2011, respectively.

Segment Results—three months ended March 31, 2012 versus three months ended March 31, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	March 31, 2012	March 31, 2011	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$59,653	$58,597	$1,056	1.8%
Segment operating income	$10,306	$9,582	$724	7.6%
Segment operating income margin	17.3%	16.4%	0.9%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$14,949	$13,485	$1,464	10.9%
Segment operating income	$4,146	$3,222	$924	28.7%
Segment operating income margin	27.7%	23.9%	3.8%

Investment Banking
Revenues (excluding reimbursables)	$31,743	$12,964	$18,779	144.9%
Segment operating income	$3,525	$—	$3,525	N/A
Segment operating income margin	11.1%	—%	11.1%

Totals
Revenues (excluding reimbursables)	$106,345	$85,046

Segment operating income	$17,977	$12,804
Net client reimbursable expenses	(11)	(45)
Equity-based compensation from Legacy Units and IPO Options	(71)	(417)
Depreciation and amortization	(3,897)	(2,489)
Acquisition retention expenses	(2,043)	(82)
Restructuring charges	(1,179)	—
Transaction and integration costs	(1,035)	(194)
Operating income	$9,741	$9,577

Average Client Service Professionals
Financial Advisory	600	574	26	4.5%
Alternative Asset Advisory	99	87	12	13.8%
Investment Banking	302	129	173	134.1%
Total	1,001	790	211	26.7%

End of Period Client Service Professionals
Financial Advisory	605	571	34	6.0%
Alternative Asset Advisory	94	90	4	4.4%
Investment Banking	294	127	167	131.5%
Total	993	788	205	26.0%

Results of Operations by Segment—Continued

	Three Months Ended
	March 31, 2012	March 31, 2011	Unit Change	Percent Change
Revenue per Client Service Professional
Financial Advisory	$99	$102	$(3)	(2.9)%
Alternative Asset Advisory	$151	$155	$(4)	(2.6)%
Investment Banking	$105	$100	$5	5.0%
Total	$106	$108	$(2)	(1.9)%
__________________________________________________________________________________________________________________________________________________________________________

Utilization(a)
Financial Advisory	75.0%	75.0%	—%	—%
Alternative Asset Advisory	60.2%	62.0%	(1.8)%	(2.9)%

Rate-Per-Hour(b)
Financial Advisory	$306	$315	$(9)	(2.9)%
Alternative Asset Advisory	$556	$529	$27	5.1%
__________________________________________________________________________________________________________________________________________________________________________

Revenues (excluding reimbursables)
Financial Advisory	$59,653	$58,597	$1,056	1.8%
Alternative Asset Advisory	14,949	13,485	1,464	10.9%
Investment Banking	31,743	12,964	18,779	144.9%
Total	$106,345	$85,046	$21,299	25.0%

Average Managing Directors
Financial Advisory	92	94	(2)	(2.1)%
Alternative Asset Advisory	23	26	(3)	(11.5)%
Investment Banking	76	39	37	94.9%
Total	191	159	32	20.1%

End of Period Managing Directors
Financial Advisory	95	94	1	1.1%
Alternative Asset Advisory	23	26	(3)	(11.5)%
Investment Banking	73	39	34	87.2%
Total	191	159	32	20.1%

Revenue per Managing Director
Financial Advisory	$648	$623	$25	4.0%
Alternative Asset Advisory	$650	$519	$131	25.2%
Investment Banking	$418	$332	$86	25.9%
Total	$557	$535	$22	4.1%

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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $3,259 and $3,288 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended March 31, 2012 and 2011, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $1,056 or 1.8% to $59,653 for the three months ended March 31, 2012, compared to $58,597 for the three months ended March 31, 2011, as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$39,490	$37,614	$1,876	5.0%
Tax Services(a)	5,488	7,547	(2,059)	(27.3)%
Dispute & Legal Management Consulting	14,675	13,436	1,239	9.2%
	$59,653	$58,597	$1,056	1.8%

_______________
(a)	For the three months ended March 31, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $28 of revenues to Tax Services.

Our Financial Advisory segment was impacted by higher revenues from Valuation Advisory and Dispute & Legal Management Consulting, partially offset by a decrease in revenues from Tax Services. Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically and in Europe. From a product perspective, revenues increased in part from leveraging a number of our professionals to support non-transaction related engagements in Dispute & Legal Management Consulting. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing services and the timing and value of property tax contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $724 or 7.6% to $10,306 for the three months ended March 31, 2012, compared to $9,582 for the three months ended March 31, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 17.3% for the three months ended March 31, 2012, compared to 16.4% for the three months ended March 31, 2011. Segment operating income increased primarily as a result of higher revenues and a lower percentage of allocated costs from a decrease in average Financial Advisory headcount as a percentage of total average headcount, partially offset by higher direct compensation costs from an increase in aggregate Financial Advisory headcount.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment increased $1,464 or 10.9% to $14,949 for the three months ended March 31, 2012, compared to $13,485 for the three months ended March 31, 2011, as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$7,622	$6,519	$1,103	16.9%
Complex Asset Solutions	4,904	5,321	(417)	(7.8)%
Due Diligence	2,423	1,645	778	47.3%
	$14,949	$13,485	$1,464	10.9%

Our Alternative Asset Advisory segment benefited from higher revenues from services associated Portfolio Valuation and Due Diligence. Portfolio Valuation primarily benefited from an increase in revenues from new and existing clients. Revenues from Complex Asset Solutions were lower in the current period as a result of lower demand. Revenues from our Due Diligence business primarily increased as a result of the timing of engagements during the quarter.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $924 or 28.7% to $4,146 for the three months ended March 31, 2012, compared to $3,222 for the three months ended March 31, 2011. Segment operating income margin was 27.7% for the three months ended March 31, 2012, compared to 23.9% for the three months ended March 31, 2011. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct compensation costs from an increase in average Alternative Asset Advisory aggregate headcount.

Investment Banking

Revenues
Revenues from the Investment Banking segment increased $18,779 or 144.9% to $31,743 for the three months ended March 31, 2012, compared to $12,964 for the three months ended March 31, 2011, as summarized in the following table:

	Three Months Ended
	March 31, 2012	March 31, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$9,354	$1,450	$7,904	545.1%
Transaction Opinions	6,742	8,231	(1,489)	(18.1)%
Global Restructuring Advisory(b)	15,647	3,283	12,364	376.6%
	$31,743	$12,964	$18,779	144.9%

_______________
(a)
For the three months ended March 31, 2012, M&A Advisory includes $2,752 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $4,084 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(b)
For the three months ended March 31, 2012, Global Restructuring Advisory includes $8,749 revenues from our acquisition of MCR (effective October 31, 2011) and $2,156 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

The increase in revenues in our Investment Banking segment resulted from higher revenues from services associated with Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenues from Transaction Opinions. The increase in revenues from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business. Revenues from Transaction Opinions decreased as a result of a modest reduction in the number of opinions issued at a lower average fee per opinion.

Segment Operating Income
Operating income from the Investment Banking segment was $3,525 for the three months ended March 31, 2012, compared to $0 for the three months ended March 31, 2011. Operating income margin was 11.1% for the three months ended March 31, 2012, compared to 0.0% for the three months ended March 31, 2011. The increase in segment operating income primarily resulted from higher revenues, partially offset by higher higher direct compensation costs from an increase in average Investment Banking aggregate headcount and a higher percentage of allocated costs from an increase in average Investment Banking headcount as a percentage of total average headcount.

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

Cash and cash equivalents increased by $2,062 to $41,048 at March 31, 2012, compared to $38,986 at December 31, 2011. The increase in cash primarily resulted from $9,809 provided by financing activities, partially offset by $4,694 used in operating activities and $3,302 used in investing activities.

Operating Activities
During the three months ended March 31, 2012, cash of $4,694 was used by operating activities, compared to $22,322 in the corresponding prior year period. The increase of amounts provided by operating activities primarily resulted from changes in assets and liabilities using cash, including accounts receivable and unbilled services primarily from the timing of the billing of invoices and collection of payments particularly from a large engagement and certain success fees earned in 2011 which were collected in 2012.

Investing Activities
During the three months ended March 31, 2012, cash of $3,302 was used in investing activities, compared to $4,235 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisition related working capital settlements and (iii) purchases of investments related to the Company's deferred compensation plan and other investments.

Financing Activities
During the three months ended March 31, 2012, cash of $9,809 was provided by financing activities, compared to $9,425 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Borrowings under revolving line of credit—During the three months ended March 31, 2012, we borrowed $30,000 under our revolving line of credit to fund annual incentive compensation and redeem units in conjunction with a follow-on offering.

•
Net proceeds from issuance of Class A common stock—In the three months ended March 31, 2012, the Company sold 3,707 shares of newly issued Class A common stock to an underwriter at a price of $13.38 per share for an aggregate amount of $49,606. The underwriter offered such shares to the public at a price of $13.75 per share for an aggregate amount of $50,978. Net cash proceeds from the transaction totaled $49,460 (or $49,244 net of offering-related accrued expenses).

•
Redemption of noncontrolling unitholders—In conjunction with the proceeds from the sale of Class A common stock, cash on the balance sheet and borrowings under the revolving credit facility, the Company redeemed 4,407 New Class A Units of D&P Acquisitions, LLC ("D&P Acquisitions") held by certain executive officers and entities affiliated with Lovell Minnick and Vestar Capital Partners. D&P Acquisitions represented the predecessor entity prior to the Company's IPO and currently represents the primary operating subsidiary of the Company. Units were redeemed at a price of $13.38 per unit or an aggregate amount of $58,972. In connection with the redemption, a corresponding number of shares of Class B common stock were cancelled.

•
Repurchases of Class A common stock—Repurchases of Class A common stock includes shares repurchased pursuant to a publicly announced repurchase program and to a lesser extent shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on Ongoing RSAs.

•
Dividends—Cash dividends reflect the payment of quarterly cash dividends per share of our Class A common stock to holders of record. We increased the dividend from $0.08 to $0.09 in the first quarter of 2012.

•	Distributions and other payments to noncontrolling unitholders—Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011

Distributions for taxes	$10	$266
Other distributions	820	1,120
	$830	$1,386

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $30,000 outstanding under the Credit Facility at March 31, 2012. As of March 31, 2012, the Company had $2,129 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at March 31, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of March 31, 2012.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments. Our exposure to changes in interest rates is limited to borrowings under our Credit Facility, which has variable interest rates tied to the LIBOR or prime rate. At March 31, 2012, there was $30,000 outstanding under our revolving credit facility.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this filing, we are not a party to or threatened with any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors.

There have been no material changes in the Company's risk factors since those published in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 through January 31, 2012	23	$15.25	—	$20,005
February 1 through February 29, 2012	255	$15.09	—	$20,005
March 1 through March 31, 2012	56	$13.89	—	$20,005
Total	334	$14.90	—

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company's business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

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

In the three months ended March 31, 2012, 2,110 New Class A Units were exchanged for 2,110 shares of Class A common stock and 2,110 shares of Class B common stock were cancelled, including 2,094 shares exchanged by entities affiliated with Lovell Minnick. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101‡
The following financial information from Duff & Phelps Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, furnished electronically herewith and formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, (iii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2012 and March 31, 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

__________________
‡
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

DUFF & PHELPS CORPORATION
(Registrant)

Date:	April 24, 2012	/s/ Patrick M. Puzzuoli
PATRICK M. PUZZUOLI
Executive Vice President & Chief Financial Officer