Form 10-Q
period 2012-06-30
Duff & Phelps Corp
filed 2012-07-25
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 38,594,643 as of July 15, 2012. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 3,951,638 as of July 15, 2012.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$114,489	$87,886	$220,834	$172,932
Reimbursable expenses	4,422	3,074	7,020	4,966
Total revenues	118,911	90,960	227,854	177,898

Direct client service costs
Compensation and benefits (includes $4,084 and $4,130 of equity-based compensation for the three months ended June 30, 2012 and 2011, respectively, and $10,129 and $9,065 for the six months ended June 30, 2012 and 2011, respectively)	62,171	49,059	120,389	95,967
Other direct client service costs	2,429	1,480	5,313	2,909
Acquisition retention expenses (includes $722 and $297 of equity-based compensation for the three months ended June 30, 2012 and 2011, respectively, and $1,444 and $379 for the six months ended June 30, 2012 and 2011, respectively)	2,444	297	4,487	379
Reimbursable expenses	4,400	3,132	7,009	5,069
	71,444	53,968	137,198	104,324
Operating expenses
Selling, general and administrative (includes $808 and $769 of equity- based compensation for the three months ended June 30, 2012 and 2011, respectively, and $1,863 and $2,292 for the six months ended June 30, 2012 and 2011, respectively)	28,718	24,982	56,055	49,304
Depreciation and amortization	4,348	2,567	8,245	5,056
Restructuring charges (Note 11)	239	904	1,418	904
Transaction and integration costs	844	272	1,879	466
	34,149	28,725	67,597	55,730

Operating income	13,318	8,267	23,059	17,844

Other expense/(income), net
Interest income	(5)	(27)	(33)	(55)
Interest expense	217	91	371	148
Other expense/(income)	473	—	852	(7)
	685	64	1,190	86

Income before income taxes	12,633	8,203	21,869	17,758
Provision for income taxes	4,894	2,556	8,439	5,620
Net income	7,739	5,647	13,430	12,138
Less: Net income attributable to noncontrolling interest	1,146	2,223	2,932	4,601
Net income attributable to Duff & Phelps Corporation	$6,593	$3,424	$10,498	$7,537

Weighted average shares of Class A common stock outstanding
Basic	33,788	27,296	31,245	27,104
Diluted	35,076	28,067	32,514	28,095

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.18	$0.12	$0.32	$0.27
Diluted	$0.18	$0.12	$0.31	$0.26

Cash dividends declared per common share	$0.09	$0.08	$0.18	$0.16
See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$7,739	$5,647	$13,430	$12,138

Other comprehensive income/(loss), net of tax
Currency translation adjustment	(1,747)	821	(25)	2,252
Amortization of post-retirement benefits, net of tax	—	(40)	(1)	(79)
Other comprehensive income/(loss), net of tax	(1,747)	781	(26)	2,173

Comprehensive income	5,992	6,428	13,404	14,311
Less: comprehensive income attributable to noncontrolling interest	(983)	(1,637)	(2,870)	(5,125)
Comprehensive income attributable to Duff & Phelps Corporation	$5,009	$4,791	$10,534	$9,186

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$49,283	$38,986
Accounts receivable (net of allowance for doubtful accounts of $1,761 and $1,753 at June 30, 2012 and December 31, 2011, respectively)	75,444	77,795
Unbilled services	54,795	51,427
Prepaid expenses and other current assets	11,493	8,257
Net deferred income taxes, current	1,478	2,545
Total current assets	192,493	179,010

Property and equipment (net of accumulated depreciation of $34,446 and $32,516 at June 30, 2012 and December 31, 2011, respectively)	40,080	33,632
Goodwill	194,643	192,970
Intangible assets (net of accumulated amortization of $30,290 and $25,626 at June 30, 2012 and December 31, 2011, respectively)	35,980	40,977
Other assets	13,108	13,942
Investments related to deferred compensation plan (Note 12)	26,890	23,542
Net deferred income taxes, less current portion	140,771	115,826
Total non-current assets	451,472	420,889
Total assets	$643,965	$599,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,562	$4,148
Accrued expenses	24,234	22,612
Accrued compensation and benefits	22,691	41,518
Liability related to deferred compensation plan, current portion (Note 12)	594	646
Deferred revenues	5,842	4,185
Due to noncontrolling unitholders, current portion	6,209	6,209
Total current liabilities	65,132	79,318

Long-term debt (Note 7)	22,500	—
Liability related to deferred compensation plan, less current portion (Note 12)	26,396	23,083
Other long-term liabilities	29,716	32,248
Due to noncontrolling unitholders, less current portion	130,337	101,557
Total non-current liabilities	208,949	156,888
Total liabilities	274,081	236,206

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 38,599 and 31,646 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	386	316
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 3,952 and 10,488 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	—	1
Additional paid-in capital	306,682	252,572
Accumulated other comprehensive income	323	287
Retained earnings	29,529	25,631
Total stockholders' equity of Duff & Phelps Corporation	336,920	278,807
Noncontrolling interest	32,964	84,886
Total stockholders' equity	369,884	363,693
Total liabilities and stockholders' equity	$643,965	$599,899

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net income	$13,430	$12,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,245	5,056
Equity-based compensation	13,436	11,736
Bad debt expense	445	1,347
Net deferred income taxes	4,902	6,151
Other	1,796	359
Changes in assets and liabilities providing/(using) cash, net of acquired balances:
Accounts receivable	2,148	(1,148)
Unbilled services	(3,152)	(18,317)
Prepaid expenses and other current assets	(2,355)	(285)
Other assets	356	(381)
Accounts payable and accrued expenses	835	(8,223)
Accrued compensation and benefits	(13,041)	(22,674)
Deferred revenues	1,656	1,520
Other liabilities	(4,987)	83
Net cash provided by/(used in) operating activities	23,714	(12,638)

Cash flows from investing activities:
Purchases of property and equipment	(7,150)	(4,012)
Business acquisitions, net of cash acquired	(1,400)	(5,891)
Purchases of investments	(2,550)	(3,250)
Net cash used in investing activities	(11,100)	(13,153)

Cash flows from financing activities:
Borrowings under revolving line of credit	30,000	—
Repayments of revolving line of credit	(7,500)	—
Net proceeds from sale of Class A common stock	49,244	—
Redemption of noncontrolling unitholders	(58,972)	—
Dividends	(6,645)	(5,012)
Repurchases of Class A common stock	(5,226)	(13,649)
Payments of contingent consideration related to acquisitions	(1,682)	—
Distributions and other payments to noncontrolling unitholders	(1,636)	(2,378)
Proceeds from exercises of stock options	16	267
Excess tax benefit from equity-based compensation	561	911
Net cash used in financing activities	(1,840)	(19,861)

Effect of exchange rate on cash and cash equivalents	(477)	1,799

Net increase/(decrease) in cash and cash equivalents	10,297	(43,853)
Cash and cash equivalents at beginning of year	38,986	113,328
Cash and cash equivalents at end of period	$49,283	$69,475

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2011	$363,693	31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886
Comprehensive income	13,404	—	—	—	—	—	36	10,498	2,870
Sale of Class A common stock for follow-on offering	49,244	3,707	37	—	—	36,785	—	—	12,422
Redemption of New Class A Units	(58,972)	—	—	(4,407)	(1)	(44,170)	—	—	(14,801)
Issuance of Class A common stock for acquisitions	51	3	—	—	—	46	—	—	5
Exchange of New Class A Units	—	2,129	21	(2,129)	—	(21)	—	—	—
Net issuance of restricted stock awards	(5,210)	1,279	12	—	—	(4,040)	—	—	(1,182)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	54	—	—	—	—	54	—	—	—
Issuance of Class A common stock for exercises of stock options	16	1	—	—	—	15	—	—	1
Forfeitures	—	(166)	—	—	—	—	—	—	—
Equity-based compensation	13,390	—	—	—	—	11,255	—	—	2,135
Income tax benefit on equity-based compensation	561	—	—	—	—	561	—	—	—
Distributions to noncontrolling unitholders	(1,400)	—	—	—	—	(1,238)	—	—	(162)
Change in ownership interests between periods	—	—	—	—	—	53,217	—	—	(53,217)
Deferred tax asset effective tax rate conversion	1,653	—	—	—	—	1,646	—	—	7
Dividends on Class A common stock	(6,600)	—	—	—	—	—	—	(6,600)	—
Balance as of June 30, 2012	$369,884	38,599	$386	3,952	$—	$306,682	$323	$29,529	$32,964

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564	30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294
Comprehensive income	14,311	—	—	—	—	—	1,649	7,537	5,125
Issuance of Class A common stock for acquisitions	2,925	224	2	—	—	2,174	—	—	749
Exchange of New Class A Units	(1)	332	3	(332)	—	(4)	—	—	—
Net issuance of restricted stock awards	(4,696)	1,674	17	—	—	(3,477)	—	—	(1,236)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	373	—	—	—	—	373	—	—	—
Issuance of Class A common stock for exercises of stock options	113	7	—	—	—	83	—	—	30
Forfeitures	(1)	(130)	(1)	(1)	—	—	—	—	—
Equity-based compensation	12,091	—	—	—	—	8,970	—	—	3,121
Income tax benefit on equity-based compensation	911	—	—	—	—	911	—	—	—
Distributions to noncontrolling unitholders	(2,101)	—	—	—	—	(1,551)	—	—	(550)
Change in ownership interests between periods	—	—	—	—	—	6,888	—	—	(6,888)
Deferred tax asset effective tax rate conversion	426	—	—	—	—	390	—	—	36
Repurchases of Class A common stock pursuant to publicly announced program	(8,936)	(625)	(7)	—	—	(6,619)	—	—	(2,310)
Dividends on Class A common stock	(4,969)	—	—	—	—	—	—	(4,969)	—
Balance as of June 30, 2011	$353,010	31,648	$316	10,818	$1	$240,782	$3,049	$19,491	$89,371

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

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 90.7% at June 30, 2012. The noncontrolling unitholders' interest in D&P Acquisitions totaled 9.3% at June 30, 2012.

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

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2011	31,646	10,488	42,134
Sale of Class A common stock for follow-on offering	3,707	—	3,707
Redemption of New Class A Units	—	(4,407)	(4,407)
Issuance of Class A common stock for acquisitions	3	—	3
Exchange to Class A common stock	2,129	(2,129)	—
Net issuance of restricted stock awards	1,279	—	1,279
Issuance of Class A common stock for exercises of stock options	1	—	1
Forfeitures	(166)	—	(166)
As of June 30, 2012	38,599	3,952	42,551

Percent of total
December 31, 2011	75.1%	24.9%	100%
June 30, 2012	90.7%	9.3%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income before income taxes	$12,633	$8,203	$21,869	$17,758
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(321)	214	(914)	(346)
Income before income taxes, as adjusted	12,312	8,417	20,955	17,412
Ownership percentage of noncontrolling interest(d)	9.3%	26.4%	14.0%	26.4%
Net income attributable to noncontrolling interest	1,146	2,223	2,932	4,601
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	11,166	6,194	18,023	12,811
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(4,573)	(2,770)	(7,525)	(5,274)
Net income attributable to Duff & Phelps Corporation	$6,593	$3,424	$10,498	$7,537
_______________

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $4,894 and $2,556 for the three months ended June 30, 2012 and 2011, respectively, and $8,439 and $5,620 for the six months ended June 30, 2012 and 2011, respectively.

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

	Six Months Ended
	June 30, 2012	June 30, 2011
Distributions for taxes	$467	$416
Other distributions	1,169	1,962
Payments pursuant to the Tax Receivable Agreement	—	—
	$1,636	$2,378

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

As of June 30, 2012, the Company recorded a liability of $136,546, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

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

Acquisition of MCR
On October 31, 2011, the Company acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition. Revenues totaled $7,739 and $16,488 during the three and six months ended June 30, 2012, respectively. Operating income totaled $609 and $2,084 during the three and six months ended June 30, 2012, respectively.

The fair value of the purchase price totaled $42,080 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. A benefit of $42 and expense of $210 were recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable during the three and six months ended June 30, 2012, respectively.

Allocation of the purchase price included $13,864 of net tangible assets, $7,710 of intangible assets and $20,506 of goodwill. The intangible assets acquired include customer relationships and non-compete agreements. The goodwill was assigned to the Investment Banking segment and is expected to be deductible for tax purposes.

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

Aggregated revenues totaled $8,573 and $17,593 during the three and six months ended June 30, 2012, respectively. Operating income totaled $1,812 and $3,572 during the three and six months ended June 30, 2012, respectively.

The aggregate fair value of the purchase price of these other acquisitions totaled $44,732 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. An expense of $417 and $778 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable during the three and six months ended June 30, 2012, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Allocation of the purchase price included $2,226 of net tangible assets, $7,789 of intangible assets and $34,717 of goodwill. The intangible assets acquired include customer relationships and non-compete agreements. The goodwill was assigned to the Investment Banking segment and is expected to be deductible for tax purposes.

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

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Revenues	$105,807	$206,829
Reimbursable expenses	3,669	6,015
Total revenues	$109,476	$212,844

Net income attributable to Duff & Phelps Corporation	$4,685	$9,492

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.15	$0.32
Diluted	$0.15	$0.30

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 5.	Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards and units, performance-based restricted stock awards and units, and New Class A Units and Class B common stock that are exchangeable into the Company's Class A common stock. In accordance with FASB ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to nonforfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.

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

The Company's performance-based restricted stock awards are not considered participating securities as the related dividends are forfeitable to the extent the performance conditions are not met.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$6,593	$3,424	$10,498	$7,537
Earnings allocated to participating securities	(362)	(115)	(469)	(311)
Earnings available for common stockholders	$6,231	$3,309	$10,029	$7,226

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	33,788	27,296	31,245	27,104

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	33,788	27,296	31,245	27,104
Add dilutive effect of the following:
Restricted stock awards and units	1,288	771	1,269	991
Dilutive weighted average shares of Class A common stock	35,076	28,067	32,514	28,095

Basic income per share of Class A common stock	$0.18	$0.12	$0.32	$0.27

Diluted income per share of Class A common stock	$0.18	$0.12	$0.31	$0.26

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Antidilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average IPO Options outstanding	1,573	1,642	1,583	1,646

The potential dilutive effect of the Company's performance-based restricted stock awards and units were excluded from the calculation as the performance conditions had not been met:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average performance-based restricted stock awards	396	183	324	109

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average shares of Class B common stock and underlying New Class A Units outstanding	3,961	10,947	6,506	11,038

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$26,890	$—	$26,890
Total assets	$—	$26,890	$—	$26,890

Benefits payable in conjunction with deferred compensation plan	$—	$26,990	$—	$26,990
Acquisition-related contingent consideration	—	—	17,389	17,389
Total liabilities	$—	$26,990	$17,389	$44,379

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,542	$—	$23,542
Total assets	$—	$23,542	$—	$23,542

Benefits payable in conjunction with deferred compensation plan	$—	$23,729	$—	$23,729
Acquisition-related contingent consideration	—	—	17,738	17,738
Total liabilities	$—	$23,729	$17,738	$41,467

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

The Company estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models. The Company's valuation process incorporates the use of valuation specialists to conduct the valuation and provide a report in accordance with professional standards. The Company utilizes these reports to determine fair value. Typically, a discount factor is applied to the present values of the calculated contingent consideration payable. The key assumptions used in these models are estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments, including judgments involving forecasted revenues, gross margin levels and probability weightings. Key assumptions are assessed and updated on a quarterly basis.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table reconciles the changes in the acquisition-related contingent consideration payable:

Balance as of December 31, 2011	$17,738
Payment of contingent consideration	(1,682)
Change in fair market value	1,522
Impact of foreign currency translation	(189)
Balance as of June 30, 2012	$17,389

During the six months ended June 30, 2012, an expense of $1,522 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable. The current portion of the acquisition-related contingent consideration payable is reflected in "Accrued expenses" and the long-term portion in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable primarily comprise forecasted revenues and forecasted margins. Significant changes in forecasted revenues would result in a significantly higher or lower fair value measurement. As of June 30, 2012, the fair market value of acquisition-related contingent consideration totaled $17,389 compared to a maximum remaining potential payout of $21,547.

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $22,500 outstanding under the Credit Facility as of June 30, 2012. As of June 30, 2012, the Company had $2,384 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at June 30, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of June 30, 2012.

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

Equity-based compensation with respect to (a) ownership units of D&P Acquisitions ("Legacy Units"), (b) options to purchase shares of the Company's Class A common stock granted in connection with the IPO (“IPO Options”) and (c) restricted stock awards and units and performance-vesting restricted stock awards and units issued in connection with the Company's ongoing long-term compensation program (“Ongoing RSAs”) is detailed in the table below:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Legacy Units and IPO Options	Ongoing RSAs	Total	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits	$(47)	$4,131	$4,084	$(55)	$4,185	$4,130
Acquisition retention expenses	—	722	722	—	297	297
Selling, general and administrative	(2)	810	808	111	658	769
Total	$(49)	$5,663	$5,614	$56	$5,140	$5,196

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Legacy Units and IPO Options	Ongoing RSAs	Total	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits	$(43)	$10,172	$10,129	$178	$8,887	$9,065
Acquisition retention expenses	—	1,444	1,444	—	379	379
Selling, general and administrative	65	1,798	1,863	295	1,997	2,292
Total	$22	$13,414	$13,436	$473	$11,263	$11,736

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Generally, Legacy Units were vested upon grant or have certain vesting provisions on each anniversary date over a four to five year year requisite service period assuming that the holder remains employed by the Company, as more precisely defined in the individual grant agreements. Accelerated vesting occurs in the case of a sale of the Company or a qualified liquidity event.

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2011	867
Redeemed or exchanged	(87)
Forfeited	—
Balance as of June 30, 2012	780

Vested	780
Unvested	—

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

IPO Options
Options were granted in conjunction with the Company's IPO to employees with exercise prices equal to the market value of the Company's Class A common stock on the grant date and expire ten years subsequent to the grant date. Vesting provisions for individual awards are established at the grant date at the discretion of the Compensation Committee of the Company's board of directors. Options granted under the Company's share-based incentive compensation plans vest annually over four years. The Company plans to issue new shares of the Company's Class A common stock whenever stock options are exercised or share awards are granted. The Company did not grant options other than the grant on September 27, 2007. The Company valued the IPO Options using the Black-Scholes method. Asset volatility was based on the historical mean of the Company's closest peer group.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes option activity:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	1,607	$7.33
Exercised	(1)	7.33
Forfeited	(44)	7.33
Balance as of June 30, 2012	1,562	$7.33

Vested	1,562
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	5.25
Total intrinsic value of exercised options	$—
Total fair value of vested options	$11,446
Aggregate intrinsic value of outstanding options	$—

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

During the six months ended June 30, 2012, the Company issued 1,719 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 1,719 Ongoing RSAs granted, 237 awards are performance-based restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 1,719 Ongoing RSAs granted, 72 restricted stock awards and 155 performance-based restricted stock awards were granted to executives on March 1, 2012. For grants made to executives, the restrictions on transfer and forfeiture provisions on restricted stock awards are eliminated annually over three years based on ratable vesting. In addition, 39 awards were granted to members of the board of directors on April 19, 2012. The restrictions on transfer and forfeiture provisions are eliminated annually over 4 years based on ratable vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	4,219	$15.33	450	$15.29
Granted	1,347	13.86	135	13.97
Converted to Class A common stock upon lapse of restrictions	(1,016)	14.26	(69)	13.84
Forfeited	(166)	15.77	(12)	15.79
Balance as of June 30, 2012	4,384	$15.11	504	$15.11

Vested	—		—
Unvested	4,384		504

	Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	183	$7.52	22	$7.83
Granted	213	7.75	24	7.75
Balance as of June 30, 2012	396	$7.65	46	$7.79

Vested	—		—
Unvested	396		46

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% as of June 30, 2012 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $36,806 at June 30, 2012. The Company utilized a deferred tax benefit of $6,510 and $5,069 for stock options issued in conjunction with the IPO and Ongoing RSAs for the six months ended June 30, 2012 and 2011, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.	Income Taxes

The Company's effective tax rate is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Provision for income taxes	$4,894	$2,556	$8,439	$5,620
Effective income tax rate	38.7%	31.2%	38.6%	31.6%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2011	$423
Reduction based on tax positions related to the current year	(13)
Balance as of June 30, 2012	$410

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

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2011	$3,399	$93	$3,492
Restructuring charges from changes in estimates of original assumptions	451	(37)	414
Cash payments	(703)	(56)	(759)
Balance as of June 30, 2012	$3,147	$—	$3,147

In March 2012, the Company identified opportunities for cost savings through the elimination of the Company's M&A Advisory practice in France and certain other Investment Banking positions in France. The charges related to termination benefits and were primarily based on assumptions underlying anticipated assessments and payments, including those to be made in accordance with local statutory requirements. These assumptions may be revised in future periods as new information becomes available. A reconciliation of the liabilities for restructuring charges is summarized as follows:

Liabilities for Restructuring Charges
Employee Severance and Benefits
Balance as of December 31, 2011	$—
Restructuring charges	1,004
Cash payments	(564)
Accelerated vesting of restricted stock	(50)
Impact of foreign currency translation	17
Balance as of June 30, 2012	$407

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

The Company provides services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking. The Financial Advisory segment provides services associated with the Valuation Advisory, Tax Services, and Dispute & Legal Management Consulting business units. The Alternative Asset Advisory segment provides services related to the Portfolio Valuation, Complex Asset Solutions and Due Diligence business units. The Investment Banking segment provides services from the Merger & Acquisition Advisory, Transaction Opinions and Global Restructuring Advisory business units.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Financial Advisory
Revenues (excluding reimbursables)	$66,624	$60,737	$126,277	$119,334
Segment operating income	$13,298	$9,787	$23,604	$19,369
Segment operating income margin	20.0%	16.1%	18.7%	16.2%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$12,419	$14,415	$27,368	$27,900
Segment operating income	$2,385	$3,302	$6,531	$6,524
Segment operating income margin	19.2%	22.9%	23.9%	23.4%

Investment Banking
Revenues (excluding reimbursables)	$35,446	$12,734	$67,189	$25,698
Segment operating income/(loss)	$5,439	$(668)	$8,964	$(668)
Segment operating income/(loss) margin	15.3%	(5.2)%	13.3%	(2.6)%

Totals
Revenues (excluding reimbursables)	$114,489	$87,886	$220,834	$172,932

Segment operating income	$21,122	$12,421	$39,099	$25,225
Net client reimbursable expenses	22	(58)	11	(103)
Equity-based compensation associated with Legacy Units and IPO Options	49	(56)	(22)	(473)
Depreciation and amortization	(4,348)	(2,567)	(8,245)	(5,056)
Acquisition retention expenses	(2,444)	(297)	(4,487)	(379)
Restructuring charges	(239)	(904)	(1,418)	(904)
Transaction and integration costs	(844)	(272)	(1,879)	(466)
Operating income	$13,318	$8,267	$23,059	$17,844

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues attributable to geographic area is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
North America	$98,554	$80,887	$187,243	$158,104
Europe	14,429	5,860	30,559	12,664
Asia	1,506	1,139	3,032	2,164
Revenues (excluding reimbursables)	$114,489	$87,886	$220,834	$172,932

There was no intersegment revenues during the periods presented. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the three months ended June 30, 2012 and 2011, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,220 and $2,770 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively. In the six months ended June 30, 2012 and 2011, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $5,479 and $6,058 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

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

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011
Distributions for taxes	$71	$49
Other distributions	200	578
	$271	$627

Distributions for taxes and other distributions are further described in Note 3.

In conjunction with the 2012 follow-on offering, the Company redeemed 1,522 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners at a price per unit of $13.38 or an aggregate amount of $20,363.

In connection with the closing of the IPO, the Company entered into an exchange agreement, dated as of October 3, 2007 (as amended, the “Exchange Agreement”), by and among the Company, D&P Acquisitions, and certain unitholders of D&P Acquisitions, through which the Company may issue shares of Class A common stock upon the exchange of the New Class A Units. Pursuant to the Exchange Agreement, in connection with any such exchange, a corresponding number of shares of our Class B common stock will be cancelled. Subject to the terms and notice requirements as set forth in an amendment to the Exchange Agreement, exchanges are scheduled to occur on March 5th, May 15th, August 15th and November 15th of each year. In March 2012, entities affiliated with Lovell Minnick Partners exchanged 2,094 New Class A Units for 2,094 shares of Class A common stock and 2,094 shares of Class B common stock were cancelled. The Company filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions.

Vestar Capital Partners
Entities affiliated with Vestar Capital Partners are holders of Class B common stock and an equivalent number of New Class A Units. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011
Distributions for taxes	$262	$64
Other distributions	534	804
	$796	$868

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

Declaration of Quarterly Dividend
On July 24, 2012, the Company announced that its board of directors had declared a quarterly dividend of $0.09 per share on its outstanding Class A common stock. The dividend is payable on August 17, 2012 to shareholders of record on August 7, 2012. Concurrent with the payment of the dividend, the Company will also be distributing $0.09 per unit to holders of its New Class A Units.

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

We provide services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking.

Financial Advisory	Alternative Asset Advisory	Investment Banking

Valuation Advisory	Portfolio Valuation	M&A Advisory

Tax Services	Complex Asset Solutions	Transaction Opinions

Dispute & Legal Management Consulting	Due Diligence	Global Restructuring Advisory

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

Results of Operations

Three months ended June 30, 2012 versus three months ended June 30, 2011
The results of operations are summarized as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Revenues	$114,489	$87,886	$26,603	30.3%
Reimbursable expenses	4,422	3,074	1,348	43.9%
Total revenues	118,911	90,960	27,951	30.7%

Direct client service costs
Compensation and benefits	62,171	49,059	13,112	26.7%
Other direct client service costs	2,429	1,480	949	64.1%
Acquisition retention expenses	2,444	297	2,147	722.9%
Reimbursable expenses	4,400	3,132	1,268	40.5%
	71,444	53,968	17,476	32.4%

Operating expenses
Selling, general and administrative	28,718	24,982	3,736	15.0%
Depreciation and amortization	4,348	2,567	1,781	69.4%
Restructuring charges	239	904	(665)	(73.6)%
Transaction and integration costs	844	272	572	210.3%
	34,149	28,725	5,424	18.9%

Operating income	13,318	8,267	5,051	61.1%

Other expense/(income), net
Interest income	(5)	(27)	22	81.5%
Interest expense	217	91	126	138.5%
Other expense	473	—	473	N/A
	685	64	621	970.3%

Income before income taxes	12,633	8,203	4,430	54.0%
Provision for income taxes	4,894	2,556	2,338	91.5%
Net income	7,739	5,647	2,092	37.0%
Less: Net income attributable to noncontrolling interest	1,146	2,223	(1,077)	(48.4)%
Net income attributable to Duff & Phelps Corporation	6,593	$3,424	3,169	92.6%

Other financial and operating data
Adjusted EBITDA(a)	$21,144	$12,363	$8,781	71.0%
Adjusted EBITDA(a) as a percentage of revenues	18.5%	14.1%	4.4%	31.3%
Adjusted Pro Forma Net Income(a)	$9,722	$5,771	$3,951	68.5%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.25	$0.15	$0.10	66.7%
End of period managing directors	191	159	32	20.1%
End of period client service professionals	1,007	780	227	29.1%

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

We define Adjusted EBITDA as operating income before depreciation and amortization, equity-based compensation originating prior to our IPO and associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO and other items which are generally not part of our ongoing operations, including but not limited to restructuring charges and acquisition related expenses. We define Adjusted Pro Forma Net Income as net income before equity compensation associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO, and certain items which are generally not part of our ongoing operations, including but not limited to restructuring charges and acquisition related expenses, less pro forma corporate income tax applied at an assumed effective corporate tax rate. Adjusted Pro Forma Net Income per share consists of Adjusted Pro Forma Net Income divided by the fully dilutive weighted average number of the Company's Class A and Class B shares for the applicable period. These measures are reconciled in the tables below.

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

Reconciliation of Adjusted EBITDA
	Three Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to Duff & Phelps Corporation	$6,593	$3,424
Net income attributable to noncontrolling interest	1,146	2,223
Provision for income taxes	4,894	2,556
Other expense/(income), net	685	64
Operating income	13,318	8,267
Depreciation and amortization	4,348	2,567
Equity-based compensation associated with Legacy Units and IPO Options(1)	(49)	56
Acquisition retention expenses	2,444	297
Restructuring charges	239	904
Transaction and integration costs	844	272
Adjusted EBITDA	$21,144	$12,363

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to Duff & Phelps Corporation	$6,593	$3,424
Net income attributable to noncontrolling interest	1,146	2,223
Equity-based compensation associated with Legacy Units and IPO Options(1)	(49)	56
Acquisition retention expenses	2,444	297
Restructuring charges	239	904
Transaction and integration costs	844	272
Adjustment to provision for income taxes(2)	(1,495)	(1,405)
Adjusted Pro Forma Net Income, as defined	$9,722	$5,771

Fully diluted weighted average shares of Class A common stock	35,076	28,067
Weighted average New Class A Units outstanding	3,961	10,947
Pro forma fully exchanged, fully diluted shares outstanding	39,037	39,014

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.25	$0.15

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the notes to the condensed consolidated financial statements.

(2)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.4% and 40.7% as applied to the six months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. For the three months ended June 30, 2012, the pro forma tax rate of 39.7% reflects a true-up adjustment related to the three months ended March 31, 2012. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenues
Revenues excluding reimbursable expenses increased $26,603 or 30.3% to $114,489 for the three months ended June 30, 2012, compared to $87,886 for the three months ended June 30, 2011. The increase in revenues primarily resulted from an increase in revenues from our Investment Banking and Financial Advisory segments, partially offset by a decrease in revenues from our Alternative Asset Advisory segment, as summarized in the following table:

	Three Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,610	$32,604	$1,006	3.1%
Tax Services(a)	13,035	15,128	(2,093)	(13.8)%
Dispute & Legal Management Consulting	19,979	13,005	6,974	53.6%
	66,624	60,737	5,887	9.7%
Alternative Asset Advisory
Portfolio Valuation	6,059	6,220	(161)	(2.6)%
Complex Asset Solutions	4,048	4,125	(77)	(1.9)%
Due Diligence	2,312	4,070	(1,758)	(43.2)%
	12,419	14,415	(1,996)	(13.8)%
Investment Banking
M&A Advisory(b)	14,953	1,853	13,100	707.0%
Transaction Opinions	8,171	7,266	905	12.5%
Global Restructuring Advisory(c)	12,322	3,615	8,707	240.9%
	35,446	12,734	22,712	178.4%
Total Revenues (excluding reimbursables)	$114,489	$87,886	$26,603	30.3%

_______________
(a)	For the three months ended June 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $251 of revenues to Tax Services.
(b)
For the three months ended June 30, 2012, M&A Advisory includes $94 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $6,568 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(c)
For the three months ended June 30, 2012, Global Restructuring Advisory includes $7,739 revenues from our acquisition of MCR (effective October 31, 2011) and $1,660 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment benefited from higher revenues from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenues from Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation. Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenues increased in part from fixed asset, real estate and legal entity valuations, partially offset by a decrease in revenues from purchase price allocations. The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing and business incentive services, partially offset by an increase in property tax contingent fees.

Our Alternative Asset Advisory segment was primarily impacted by lower revenues from Due Diligence as the result of a meaningful engagement in the corresponding prior year quarter.

Our Investment Banking segment benefited from higher revenues from all business units. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business. The increase in revenues from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenues from our domestic restructuring business. Revenues from our Transaction Opinions business increased as a result of the number of opinions issued.

Our client service headcount increased to 1007 client service professionals at June 30, 2012, compared to 993 client service professionals at December 31, 2011. In addition, we had 191 client service managing directors at June 30, 2012, compared to 192 at December 31, 2011.

Direct Client Service Costs
Direct client service costs increased $17,476 or 32.4% to $71,444 for the three months ended June 30, 2012, compared to $53,968 for the three months ended June 30, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Three Months Ended
	June 30, 2012	June 30, 2011
Revenues (excluding reimbursables)	$114,489	$87,886

Total direct client service costs	$71,444	$53,968
Less: equity-based compensation associated with Legacy Units and IPO Options	47	55
Less: acquisition retention expenses	(2,444)	(297)
Less: reimbursable expenses	(4,400)	(3,132)
Direct client service costs, as adjusted	$64,647	$50,594

Direct client service costs, as adjusted, as a percentage of revenues	56.5%	57.6%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions.

The increase in acquisition retention expenses resulted from our acquisitions and includes expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through acquisitions. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Operating Expenses
Operating expenses increased $5,424 or 18.9% to $34,149 for the three months ended June 30, 2012, compared to $28,725 for the three months ended June 30, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Three Months Ended
	June 30, 2012	June 30, 2011
Revenues (excluding reimbursables)	$114,489	$87,886

Total operating expenses	$34,149	$28,725
Less: equity-based compensation associated with Legacy Units and IPO Options	2	(111)
Less: depreciation and amortization	(4,348)	(2,567)
Less: restructuring charges	(239)	(904)
Less: transaction and integration costs	(844)	(272)
Operating expenses, as adjusted	$28,720	$24,871

Operating expenses, as adjusted, as a percentage of revenues	25.1%	28.3%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $239 during the three months ended June 30, 2012 for changes in estimates of original assumptions related to the June 2011 initiative.

Transaction and integration costs increased between periods as a result of acquisitions consummated during the prior year. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

Interest Expense
The increase in interest expense resulted from net draws against our revolving line of credit.

Provision for Income Taxes
The provision for income taxes was $4,894 or 38.7% of income before income taxes for the three months ended June 30, 2012, compared to $2,556 or 31.2% of income before income taxes for the three months ended June 30, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 9.3% and 26.4% for the three months ended June 30, 2012 and 2011, respectively.

Segment Results—Three months ended June 30, 2012 versus three months ended June 30, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$66,624	$60,737	$5,887	9.7%
Segment operating income	$13,298	$9,787	$3,511	35.9%
Segment operating income margin	20.0%	16.1%	3.9%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$12,419	$14,415	$(1,996)	(13.8)%
Segment operating income	$2,385	$3,302	$(917)	(27.8)%
Segment operating income margin	19.2%	22.9%	(3.7)%

Investment Banking
Revenues (excluding reimbursables)	$35,446	$12,734	$22,712	178.4%
Segment operating income/(loss)	$5,439	$(668)	$6,107	914.2%
Segment operating income/(loss) margin	15.3%	(5.2)%	20.5%

Totals
Revenues (excluding reimbursables)	$114,489	$87,886

Segment operating income	$21,122	$12,421
Net client reimbursable expenses	22	(58)
Equity-based compensation from Legacy Units and IPO Options	49	(56)
Depreciation and amortization	(4,348)	(2,567)
Acquisition retention expenses	(2,444)	(297)
Restructuring charges	(239)	(904)
Transaction and integration costs	(844)	(272)
Operating income	$13,318	$8,267

Average Client Service Professionals
Financial Advisory	612	562	50	8.9%
Alternative Asset Advisory	101	94	7	7.4%
Investment Banking	291	128	163	127.3%
Total	1,004	784	220	28.1%

End of Period Client Service Professionals
Financial Advisory	612	552	60	10.9%
Alternative Asset Advisory	103	97	6	6.2%
Investment Banking	292	131	161	122.9%
Total	1,007	780	227	29.1%

Revenue per Client Service Professional
Financial Advisory	$109	$108	$1	0.9%
Alternative Asset Advisory	$123	$153	$(30)	(19.6)%
Investment Banking	$122	$99	$23	23.2%
Total	$114	$112	$2	1.8%

Results of Operations by Segment – Continued

	Three Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Utilization(a)
Financial Advisory	71.5%	67.6%	3.9%	5.8%
Alternative Asset Advisory	56.0%	61.5%	(5.5)%	(8.9)%

Rate-Per-Hour(b)
Financial Advisory	$352	$363	$(11)	(3.0)%
Alternative Asset Advisory	$457	$515	$(58)	(11.3)%

Revenues (excluding reimbursables)
Financial Advisory	$66,624	$60,737	$5,887	9.7%
Alternative Asset Advisory	12,419	14,415	(1,996)	(13.8)%
Investment Banking	35,446	12,734	22,712	178.4%
Total	$114,489	$87,886	$26,603	30.3%

Average Managing Directors
Financial Advisory	95	93	2	2.2%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	74	41	33	80.5%
Total	192	159	33	20.8%

End of Period Managing Directors
Financial Advisory	95	91	4	4.4%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	73	43	30	69.8%
Total	191	159	32	20.1%

Revenue per Managing Director
Financial Advisory	$701	$653	$48	7.4%
Alternative Asset Advisory	$540	$577	$(37)	(6.4)%
Investment Banking	$479	$311	$168	54.0%
Total	$596	$553	$43	7.8%

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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $2,220 and $2,770 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended June 30, 2012 and 2011, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $5,887 or 9.7% to $66,624 for the three months ended June 30, 2012, compared to $60,737 for the three months ended June 30, 2011, as summarized in the following table:

	Three Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,610	$32,604	$1,006	3.1%
Tax Services(a)	13,035	15,128	(2,093)	(13.8)%
Dispute & Legal Management Consulting	19,979	13,005	6,974	53.6%
	$66,624	$60,737	$5,887	9.7%

_______________
(a)	For the three months ended June 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $251 of revenues to Tax Services.

Our Financial Advisory segment benefited from higher revenues from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenues from Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation.

Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenues increased in part from fixed asset, real estate and legal entity valuations, partially offset by a decrease in revenues from purchase price allocations.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing and business incentive services, partially offset by an increase in property tax contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $3,511 or 35.9% to $13,298 for the three months ended June 30, 2012, compared to $9,787 for the three months ended June 30, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 20.0% for the three months ended June 30, 2012, compared to 16.1% for the three months ended June 30, 2011. Segment operating income increased primarily as a result of higher revenues, partially offset by higher direct compensation costs from an increase in aggregate Financial Advisory headcount.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment decreased $1,996 or 13.8% to $12,419 for the three months ended June 30, 2012, compared to $14,415 for the three months ended June 30, 2011, as summarized in the following table:

	Three Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$6,059	$6,220	$(161)	(2.6)%
Complex Asset Solutions	4,048	4,125	(77)	(1.9)%
Due Diligence	2,312	4,070	(1,758)	(43.2)%
	$12,419	$14,415	$(1,996)	(13.8)%

Our Alternative Asset Advisory segment was primarily impacted by lower revenues from Due Diligence as the result of a meaningful engagement in the corresponding prior year quarter.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment decreased $917 or 27.8% to $2,385 for the three months ended June 30, 2012, compared to $3,302 for the three months ended June 30, 2011. Segment operating income margin was 19.2% for the three months ended June 30, 2012, compared to 22.9% for the three months ended June 30, 2011. Segment operating income decreased primarily as a result of lower revenues, partially offset by lower direct compensation costs from a decrease in accrued incentive compensation.

Investment Banking

Revenues
Revenues from the Investment Banking segment increased $22,712 or 178.4% to $35,446 for the three months ended June 30, 2012, compared to $12,734 for the three months ended June 30, 2011, as summarized in the following table:

	Three Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$14,953	$1,853	$13,100	707.0%
Transaction Opinions	8,171	7,266	905	12.5%
Global Restructuring Advisory(b)	12,322	3,615	8,707	240.9%
	$35,446	$12,734	$22,712	178.4%

_______________
(a)
For the three months ended June 30, 2012, M&A Advisory includes $94 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $6,568 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(b)
For the three months ended June 30, 2012, Global Restructuring Advisory includes $7,739 revenues from our acquisition of MCR (effective October 31, 2011) and $1,660 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Investment Banking segment benefited from higher revenues from all business units. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business.

The increase in revenues from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenues from our domestic restructuring business.

Revenues from our Transaction Opinions business increased as a result of the number of opinions issued.

Segment Operating Income
Operating income from the Investment Banking segment increased $6,107 to $5,439 for the three months ended June 30, 2012, compared to a loss of $668 for the three months ended June 30, 2011. Operating income margin was 15.3% for the three months ended June 30, 2012, compared to a negative 5.2% for the three months ended June 30, 2011. The increase in segment operating income primarily resulted from higher revenues, partially offset by higher direct compensation costs from an increase in aggregate Investment Banking headcount and a higher percentage of allocated costs from an increase in average Investment Banking headcount as a percentage of total average headcount. The increase in headcount resulted from our acquisitions in the prior year.

Six months ended June 30, 2012 versus six months ended June 30, 2011

The results of operations are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Revenues	$220,834	$172,932	$47,902	27.7%
Reimbursable expenses	7,020	4,966	2,054	41.4%
Total revenues	227,854	177,898	49,956	28.1%

Direct client service costs
Compensation and benefits	120,389	95,967	24,422	25.4%
Other direct client service costs	5,313	2,909	2,404	82.6%
Acquisition retention expenses	4,487	379	4,108	1,083.9%
Reimbursable expenses	7,009	5,069	1,940	38.3%
	137,198	104,324	32,874	31.5%

Operating expenses
Selling, general and administrative	56,055	49,304	6,751	13.7%
Depreciation and amortization	8,245	5,056	3,189	63.1%
Restructuring charges	1,418	904	514	56.9%
Transaction and integration costs	1,879	466	1,413	303.2%
	67,597	55,730	11,867	21.3%

Operating income	23,059	17,844	5,215	29.2%

Other expense/(income), net
Interest income	(33)	(55)	22	40.0%
Interest expense	371	148	223	150.7%
Other expense/(income)	852	(7)	859	12,271.4%
	1,190	86	1,104	1,283.7%

Income before income taxes	21,869	17,758	4,111	23.2%
Provision for income taxes	8,439	5,620	2,819	50.2%
Net income	13,430	12,138	1,292	10.6%
Less: Net income attributable to noncontrolling interest	2,932	4,601	(1,669)	(36.3)%
Net income attributable to Duff & Phelps Corporation	$10,498	$7,537	2,961	39.3%

Other financial and operating data
Adjusted EBITDA(a)	$39,110	$25,122	$13,988	55.7%
Adjusted EBITDA(a) as a percentage of revenues	17.7%	14.5%	3.2%	22.0%
Adjusted Pro Forma Net Income(a)	$18,211	$11,848	$6,363	53.7%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.47	$0.30	$0.17	56.7%
End of period managing directors	191	159	32	20.1%
End of period client service professionals	1,007	780	227	29.1%

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

We define Adjusted EBITDA as operating income before depreciation and amortization, equity-based compensation originating prior to our IPO and associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO and other items which are generally not part of our ongoing operations, including but not limited to restructuring charges and acquisition related expenses. We define Adjusted Pro Forma Net Income as net income before equity compensation associated with grants of ownership units of D&P Acquisitions and stock options granted in conjunction with our IPO, and certain items which are generally not part of our ongoing operations, including but not limited to restructuring charges and acquisition related expenses, less pro forma corporate income tax applied at an assumed effective corporate tax rate. Adjusted Pro Forma Net Income per share consists of Adjusted Pro Forma Net Income divided by the fully dilutive weighted average number of the Company's Class A and Class B shares for the applicable period. These measures are reconciled in the tables below.

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

Reconciliation of Adjusted EBITDA
	Six Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to Duff & Phelps Corporation	$10,498	$7,537
Net income attributable to noncontrolling interest	2,932	4,601
Provision for income taxes	8,439	5,620
Other expense/(income), net	1,190	86
Operating income	23,059	17,844
Depreciation and amortization	8,245	5,056
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	473
Acquisition retention expenses	4,487	379
Restructuring charges	1,418	904
Transaction and integration costs	1,879	466
Adjusted EBITDA	$39,110	$25,122

Reconciliation of Adjusted Pro Forma Net Income
	Six Months Ended
	June 30, 2012	June 30, 2011
Net income attributable to Duff & Phelps Corporation	$10,498	$7,537
Net income attributable to noncontrolling interest	2,932	4,601
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	473
Acquisition retention expenses	4,487	379
Restructuring charges	1,418	904
Transaction and integration costs	1,879	466
Loss from the write off of an investment(2)	376	—
Adjustment to provision for income taxes(3)	(3,401)	(2,512)
Adjusted Pro Forma Net Income, as defined	$18,211	$11,848

Fully diluted weighted average shares of Class A common stock	32,514	28,095
Weighted average New Class A Units outstanding	6,506	11,038
Pro forma fully exchanged, fully diluted shares outstanding	39,020	39,133

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.47	$0.30

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the notes to the condensed consolidated financial statements.

(2)	Reflects the write off of a minority investment. The charge is reflected in "Other expense" on the Company's Condensed Consolidated Statement of Operations.
(3)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.4% and 40.7% as applied to the six months ended June 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenues
Revenues excluding reimbursable expenses increased $47,902 or 27.7% to $220,834 for the six months ended June 30, 2012, compared to $172,932 for the six months ended June 30, 2011. The increase in revenues primarily resulted from an increase in revenues from our Investment Banking and Financial Advisory segments, partially offset by a decrease in revenues from our Alternative Asset Advisory segment, as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$73,100	$70,218	$2,882	4.1%
Tax Services(a)	18,523	22,675	(4,152)	(18.3)%
Dispute & Legal Management Consulting	34,654	26,441	8,213	31.1%
	126,277	119,334	6,943	5.8%
Alternative Asset Advisory
Portfolio Valuation	13,681	12,739	942	7.4%
Complex Asset Solutions	8,952	9,446	(494)	(5.2)%
Due Diligence	4,735	5,715	(980)	(17.1)%
	27,368	27,900	(532)	(1.9)%
Investment Banking
M&A Advisory(b)	24,307	3,303	21,004	635.9%
Transaction Opinions	14,913	15,497	(584)	(3.8)%
Global Restructuring Advisory(c)	27,969	6,898	21,071	305.5%
	67,189	25,698	41,491	161.5%
Total Revenues (excluding reimbursables)	$220,834	$172,932	$47,902	27.7%

_______________
(a)	For the six months ended June 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $279 of revenues to Tax Services.
(b)
For the six months ended June 30, 2012, M&A Advisory includes $2,846 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $10,652 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(c)
For the six months ended June 30, 2012, Global Restructuring Advisory includes $16,488 revenues from our acquisition of MCR (effective October 31, 2011) and $3,816 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment benefited from higher revenues from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenues from Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation. Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenues increased in part from real estate and legal entity valuations, partially offset by a decrease in revenues from purchase price allocations. The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing and business incentive services, partially offset by an increase in property tax contingent fees.

Our Alternative Asset Advisory segment was primarily impacted by lower revenues from Due Diligence as the result of a meaningful engagement in the corresponding prior year quarter. Portfolio Valuation primarily benefited from an increase in revenues from new and existing clients and modest growth in new product offerings. Revenues from Complex Asset Solutions were lower in the current period as a result of lower demand.

Our Investment Banking segment benefited from higher revenues from M&A Advisory and Global Restructuring Advisory. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business. The increase in revenues from Global

Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, as well as an increase in revenues from our international and domestic restructuring practices. The decrease in revenues from our Transaction Opinions business resulted from an increase in the number of opinions issued at a lower average value per opinion.

Our client service headcount increased to 1007 client service professionals at June 30, 2012, compared to 993 client service professionals at December 31, 2011. In addition, we had 191 client service managing directors at June 30, 2012, compared to 192 at December 31, 2011.

Direct Client Service Costs
Direct client service costs increased $32,874 or 31.5% to $137,198 for the six months ended June 30, 2012, compared to $104,324 for the six months ended June 30, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Six Months Ended
	June 30, 2012	June 30, 2011
Revenues (excluding reimbursables)	$220,834	$172,932

Total direct client service costs	$137,198	$104,324
Less: equity-based compensation associated with Legacy Units and IPO Options	43	(178)
Less: acquisition retention expenses	(4,487)	(379)
Less: reimbursable expenses	(7,009)	(5,069)
Direct client service costs, as adjusted	$125,745	$98,698

Direct client service costs, as adjusted, as a percentage of revenues	56.9%	57.1%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions.

The increase in acquisition retention expenses resulted from our acquisitions and includes expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through acquisitions. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Operating Expenses
Operating expenses increased $11,867 or 21.3% to $67,597 for the six months ended June 30, 2012, compared to $55,730 for the six months ended June 30, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Six Months Ended
	June 30, 2012	June 30, 2011
Revenues (excluding reimbursables)	$220,834	$172,932

Total operating expenses	$67,597	$55,730
Less: equity-based compensation associated with Legacy Units and IPO Options	(65)	(295)
Less: depreciation and amortization	(8,245)	(5,056)
Less: restructuring charges	(1,418)	(904)
Less: transaction and integration costs	(1,879)	(466)
Operating expenses, as adjusted	$55,990	$49,009

Operating expenses, as adjusted, as a percentage of revenues	25.4%	28.3%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $1,418 during the six months ended June 30, 2012 for charges related to the March 2012 initiative and changes in estimates of original assumptions related to the June 2011 initiative.

Transaction and integration costs increased between periods as a result of acquisitions consummated during the prior year. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

Interest Expense
The increase in interest expense resulted from net draws against our revolving line of credit.

Other Income and Expense
Other income and expense include interest income, interest expense and other expense. The increase in other expense resulted in part from the $376 write off of a minority investment.

Provision for Income Taxes
The provision for income taxes was $8,439 or 38.6% of income before income taxes for the six months ended June 30, 2012, compared to $5,620 or 31.6% of income before income taxes for the six months ended June 30, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were decreased to the effective tax rate due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 14.0% and 26.4% for the six months ended June 30, 2012 and 2011, respectively.

Segment Results—Six months ended June 30, 2012 versus six months ended June 30, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Six Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Financial Advisory
Revenues (excluding reimbursables)	$126,277	$119,334	$6,943	5.8%
Segment operating income	$23,604	$19,369	$4,235	21.9%
Segment operating income margin	18.7%	16.2%	2.5%

Alternative Asset Advisory
Revenues (excluding reimbursables)	$27,368	$27,900	$(532)	(1.9)%
Segment operating income	$6,531	$6,524	$7	0.1%
Segment operating income margin	23.9%	23.4%	0.5%

Investment Banking
Revenues (excluding reimbursables)	$67,189	$25,698	$41,491	161.5%
Segment operating income/(loss)	$8,964	$(668)	$9,632	1,441.9%
Segment operating income/(loss) margin	13.3%	(2.6)%	15.9%

Totals
Revenues (excluding reimbursables)	$220,834	$172,932

Segment operating income	$39,099	$25,225
Net client reimbursable expenses	11	(103)
Equity-based compensation from Legacy Units and IPO Options	(22)	(473)
Depreciation and amortization	(8,245)	(5,056)
Acquisition retention expenses	(4,487)	(379)
Restructuring charges	(1,418)	(904)
Transaction and integration costs	(1,879)	(466)
Operating income	$23,059	$17,844

Average Client Service Professionals
Financial Advisory	606	567	39	6.9%
Alternative Asset Advisory	101	90	11	12.2%
Investment Banking	297	129	168	130.2%
Total	1,004	786	218	27.7%

End of Period Client Service Professionals
Financial Advisory	612	552	60	10.9%
Alternative Asset Advisory	103	97	6	6.2%
Investment Banking	292	131	161	122.9%
Total	1,007	780	227	29.1%

Revenue per Client Service Professional
Financial Advisory	$208	$210	$(2)	(1.0)%
Alternative Asset Advisory	$271	$310	$(39)	(12.6)%
Investment Banking	$226	$199	$27	13.6%
Total	$220	$220	$—	—%

Results of Operations by Segment – Continued

	Six Months Ended
	June 30, 2012	June 30, 2011	Unit Change	Percent Change
Utilization(a)
Financial Advisory	73.2%	71.3%	1.9%	2.7%
Alternative Asset Advisory	58.0%	61.7%	(3.7)%	(6.0)%

Rate-Per-Hour(b)
Financial Advisory	$328	$338	$(10)	(3.0)%
Alternative Asset Advisory	$506	$522	$(16)	(3.1)%

Revenues (excluding reimbursables)
Financial Advisory	$126,277	$119,334	$6,943	5.8%
Alternative Asset Advisory	27,368	27,900	(532)	(1.9)%
Investment Banking	67,189	25,698	41,491	161.5%
Total	$220,834	$172,932	$47,902	27.7%

Average Managing Directors
Financial Advisory	93	93	—	—%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	75	40	35	87.5%
Total	191	158	33	20.9%

End of Period Managing Directors
Financial Advisory	95	91	4	4.4%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	73	43	30	69.8%
Total	191	159	32	20.1%

Revenue per Managing Director
Financial Advisory	$1,358	$1,283	$75	5.8%
Alternative Asset Advisory	$1,190	$1,116	$74	6.6%
Investment Banking	$896	$642	$254	39.6%
Total	$1,156	$1,095	$61	5.6%

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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenues and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenues recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenues of $5,479 and $6,058 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the six months ended June 30, 2012 and 2011, respectively.

Financial Advisory

Revenues
Revenues from the Financial Advisory segment increased $6,943 or 5.8% to $126,277 for the six months ended June 30, 2012, compared to $119,334 for the six months ended June 30, 2011, as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$73,100	$70,218	$2,882	4.1%
Tax Services(a)	18,523	22,675	(4,152)	(18.3)%
Dispute & Legal Management Consulting	34,654	26,441	8,213	31.1%
	$126,277	$119,334	$6,943	5.8%

_______________
(a)	For the six months ended June 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $279 of revenues to Tax Services.

Our Financial Advisory segment benefited from higher revenues from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenues from Tax Services. Revenues from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation.

Revenues from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenues increased in part from real estate and legal entity valuations, partially offset by a decrease in revenues from purchase price allocations.

The decrease in revenues from Tax Services primarily resulted from a reduction of transfer pricing and business incentive services, partially offset by an increase in property tax contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $4,235 or 21.9% to $23,604 for the six months ended June 30, 2012, compared to $19,369 for the six months ended June 30, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenues, was 18.7% for the six months ended June 30, 2012, compared to 16.2% for the six months ended June 30, 2011. Segment operating income increased primarily as a result of higher revenues and a lower percentage of allocated costs from a decrease in average Financial Advisory headcount as a percentage of total average headcount, partially offset by higher direct compensation costs from an increase in aggregate Financial Advisory headcount.

Alternative Asset Advisory

Revenues
Revenues from the Alternative Asset Advisory segment decreased $532 or 1.9% to $27,368 for the six months ended June 30, 2012, compared to $27,900 for the six months ended June 30, 2011, as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$13,681	$12,739	$942	7.4%
Complex Asset Solutions	8,952	9,446	(494)	(5.2)%
Due Diligence	4,735	5,715	(980)	(17.1)%
	$27,368	$27,900	$(532)	(1.9)%

Our Alternative Asset Advisory segment was primarily impacted by lower revenues from Due Diligence as the result of a meaningful engagement in the corresponding prior year quarter. Portfolio Valuation primarily benefited from an increase in revenues from new and existing clients and modest growth in new product offerings. Revenues from Complex Asset Solutions were lower in the current period as a result of lower demand.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $7 or 0.1% to $6,531 for the six months ended June 30, 2012, compared to $6,524 for the six months ended June 30, 2011. Segment operating income margin was 23.9% for the six months ended June 30, 2012, compared to 23.4% for the six months ended June 30, 2011. Segment operating income was essentially flat; modestly lower revenues were offset by modest lower costs.

Investment Banking

Revenues
Revenues from the Investment Banking segment increased $41,491 or 161.5% to $67,189 for the six months ended June 30, 2012, compared to $25,698 for the six months ended June 30, 2011, as summarized in the following table:

	Six Months Ended
	June 30, 2012	June 30, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$24,307	$3,303	$21,004	635.9%
Transaction Opinions	14,913	15,497	(584)	(3.8)%
Global Restructuring Advisory(b)	27,969	6,898	21,071	305.5%
	$67,189	$25,698	$41,491	161.5%

_______________
(a)
For the six months ended June 30, 2012, M&A Advisory includes $2,846 of revenues from our acquisition of Growth Capital Partners (effective June 30, 2011) and $10,652 of revenues from our acquisition of Pagemill Partners (effective December 30, 2011).

(b)
For the six months ended June 30, 2012, Global Restructuring Advisory includes $16,488 revenues from our acquisition of MCR (effective October 31, 2011) and $3,816 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Investment Banking segment benefited from higher revenues from M&A Advisory and Global Restructuring Advisory. The increase in revenues from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business.

The increase in revenues from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, as well as an increase in revenues from our international and domestic restructuring practices.

The decrease in revenues from our Transaction Opinions business resulted from an increase in the number of opinions issued at a lower average value per opinion.

Segment Operating Income
Operating income from the Investment Banking segment increased $9,632 to $8,964 for the six months ended June 30, 2012, compared to a loss of $668 for the six months ended June 30, 2011. Operating income margin was 13.3% for the six months ended June 30, 2012, compared to negative 2.6% for the six months ended June 30, 2011. The increase in segment operating income primarily resulted from higher revenues, partially offset by higher direct compensation costs from an increase in aggregate Investment Banking headcount and a higher percentage of allocated costs from an increase in average Investment Banking headcount as a percentage of total average headcount.

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

Cash and cash equivalents increased by $10,297 to $49,283 at June 30, 2012, compared to $38,986 at December 31, 2011. The increase in cash primarily resulted from $23,714 provided by operating activities, partially offset by $11,100 used in investing activities and $1,840 used in financing activities.

Operating Activities
During the six months ended June 30, 2012, cash of $23,714 was provided by operating activities, compared to $12,638 used in operating activities in the corresponding prior year period. The increase of amounts provided by operating activities primarily resulted from changes in assets and liabilities using cash, including unbilled services, accounts payable, accrued expenses and accrued compensation and benefits.

Investing Activities
During the six months ended June 30, 2012, cash of $11,100 was used in investing activities, compared to $13,153 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment primarily related to technology spend and real estate build outs, (ii) cash consideration for acquisitions and acquisition-related working capital settlements and (iii) purchases of investments related to the Company's deferred compensation plan and other investments.

Financing Activities
During the six months ended June 30, 2012, cash of $1,840 was used in financing activities, compared to $19,861 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Borrowings under and repayments of revolving line of credit—During the six months ended June 30, 2012, we borrowed $30,000 under our revolving line and repaid $7,500. The net proceeds were used to fund short-term working capital needs.

•
Net proceeds from issuance of Class A common stock—In the three months ended March 31, 2012, the Company sold 3,707 shares of newly issued Class A common stock to an underwriter at a price of $13.38 per share for an aggregate amount of $49,606. The underwriter offered such shares to the public at a price of $13.75 per share for an aggregate amount of $50,978. Net cash proceeds from the transaction totaled $49,244.

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

•
Repurchases of Class A common stock—In the six months ended June 30, 2012, repurchases of Class A common stock represents shares Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock. In the six months ended June 30, 2012, repurchases includes both shares repurchased pursuant to a publicly announced repurchase program and to a lesser extent shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

•	Distributions and other payments to noncontrolling unitholders—Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
Distributions for taxes	$467	$416
Other distributions	1,169	1,962
	$1,636	$2,378

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $22,500 outstanding under the Credit Facility as of June 30, 2012. As of June 30, 2012, the Company had $2,384 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at June 30, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of June 30, 2012.

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

Market risks at June 30, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 through April 30, 2012	7	$15.88	—	$20,005
May 1 through May 31, 2012	5	15.05	—	20,005
June 1 through June 30, 2012	4	13.98	—	20,005
Total	16	$15.20	—

On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases. The purchases are typically funded from existing cash balances. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company's business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

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

In May 2012, 19 New Class A Units were exchanged for 19 shares of Class A common stock and 19 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges.

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

101‡
The following financial information from Duff & Phelps Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, furnished electronically herewith and formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011, (v) Condensed Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2012 and June 30, 2011, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date:	July 24, 2012	/s/ Patrick M. Puzzuoli
Patrick M. Puzzuoli
Executive Vice President & Chief Financial Officer