Form 10-Q
period 2012-09-30
Duff & Phelps Corp
filed 2012-10-26
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 40,438,809 as of October 15, 2012. The number of shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, was 2,028,377 as of October 15, 2012.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue	$108,413	$92,028	$329,247	$264,960
Reimbursable expenses	3,299	2,395	10,319	7,361
Total revenue	111,712	94,423	339,566	272,321

Direct client service costs
Compensation and benefits (includes $4,710 and $4,316 of equity-based compensation for the three months ended September 30, 2012 and 2011, respectively, and $14,839 and $13,381 for the nine months ended September 30, 2012 and 2011, respectively)	58,630	50,705	179,019	146,672
Other direct client service costs	3,330	2,050	8,643	4,959
Acquisition retention expenses (includes $730 and $221 of equity-based compensation for the three months ended September 30, 2012 and 2011, respectively, and $2,174 and $600 for the nine months ended September 30, 2012 and 2011, respectively)	2,020	221	6,507	600
Reimbursable expenses	3,364	2,415	10,373	7,484
	67,344	55,391	204,542	159,715
Operating expenses
Selling, general and administrative (includes $844 and $819 of equity-based compensation for the three months ended September 30, 2012 and 2011, respectively, and $2,707 and $3,111 for the nine months ended September 30, 2012 and 2011, respectively)	28,822	23,611	84,877	72,915
Depreciation and amortization	4,765	2,878	13,010	7,934
Restructuring charges (Note 11)	406	3,091	1,824	3,995
Transaction and integration costs	35	335	1,914	801
	34,028	29,915	101,625	85,645

Operating income	10,340	9,117	33,399	26,961

Other expense/(income), net
Interest income	(4)	(14)	(37)	(69)
Interest expense	121	30	492	178
Other expense	54	10	906	3
	171	26	1,361	112

Income before income taxes	10,169	9,091	32,038	26,849
Provision for income taxes	3,953	2,655	12,392	8,275
Net income	6,216	6,436	19,646	18,574
Less: Net income attributable to noncontrolling interest	515	2,404	3,447	7,005
Net income attributable to Duff & Phelps Corporation	$5,701	$4,032	$16,199	$11,569

Weighted average shares of Class A common stock outstanding
Basic	34,830	26,945	32,449	27,050
Diluted	36,208	27,060	33,718	27,834

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.16	$0.14	$0.48	$0.41
Diluted	$0.15	$0.14	$0.46	$0.40

Cash dividends declared per common share	$0.09	$0.08	$0.27	$0.24
See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$6,216	$6,436	$19,646	$18,574

Other comprehensive income/(loss), net of tax
Currency translation adjustment	2,154	(2,559)	2,129	(307)
Amortization of post-retirement benefits, net of tax	—	(2)	(1)	(81)
Other comprehensive income/(loss), net of tax	2,154	(2,561)	2,128	(388)

Comprehensive income	8,370	3,875	21,774	18,186
Less: comprehensive income attributable to noncontrolling interest	(602)	(1,762)	(3,472)	(6,887)
Comprehensive income attributable to Duff & Phelps Corporation	$7,768	$2,113	$18,302	$11,299

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$46,837	$38,986
Accounts receivable (net of allowance for doubtful accounts of $1,918 and $1,753 at September 30, 2012 and December 31, 2011, respectively)	73,455	77,795
Unbilled services	59,932	51,427
Prepaid expenses and other current assets	9,264	8,257
Net deferred income taxes, current	2,285	2,545
Total current assets	191,773	179,010

Property and equipment (net of accumulated depreciation of $36,971 and $32,516 at September 30, 2012 and December 31, 2011, respectively)	49,356	33,632
Goodwill	195,726	192,970
Intangible assets (net of accumulated amortization of $32,739 and $25,626 at September 30, 2012 and December 31, 2011, respectively)	34,017	40,977
Other assets	14,570	13,942
Investments related to deferred compensation plan (Note 12)	28,389	23,542
Net deferred income taxes, less current portion	150,017	115,826
Total non-current assets	472,075	420,889
Total assets	$663,848	$599,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,331	$4,148
Accrued expenses	27,716	22,612
Accrued compensation and benefits	26,560	41,518
Liability related to deferred compensation plan, current portion (Note 12)	625	646
Deferred revenues	5,247	4,185
Due to noncontrolling unitholders, current portion	6,214	6,209
Total current liabilities	71,693	79,318

Long-term debt (Note 7)	17,500	—
Liability related to deferred compensation plan, less current portion (Note 12)	27,945	23,083
Other long-term liabilities	29,836	32,248
Due to noncontrolling unitholders, less current portion	137,726	101,557
Total non-current liabilities	213,007	156,888
Total liabilities	284,700	236,206

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 40,399 and 31,646 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	404	316
Class B common stock, par value $0.0001 per share (50,000 shares authorized; 2,029 and 10,488 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	—	1
Additional paid-in capital	327,129	252,572
Accumulated other comprehensive income	2,390	287
Retained earnings	31,806	25,631
Total stockholders' equity of Duff & Phelps Corporation	361,729	278,807
Noncontrolling interest	17,419	84,886
Total stockholders' equity	379,148	363,693
Total liabilities and stockholders' equity	$663,848	$599,899

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net income	$19,646	$18,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,010	7,934
Equity-based compensation	19,720	17,092
Bad debt expense	1,056	1,920
Net deferred income taxes	2,243	5,919
Other	3,399	2,448
Changes in assets and liabilities providing/(using) cash, net of acquired balances:
Accounts receivable	3,526	(5,236)
Unbilled services	(8,289)	(15,416)
Prepaid expenses and other current assets	(213)	1,777
Other assets	(2,024)	2,453
Accounts payable and accrued expenses	5,967	(5,541)
Accrued compensation and benefits	(7,240)	(18,201)
Deferred revenues	1,061	1,994
Other liabilities	(5,274)	(1,172)
Net cash provided by operating activities	46,588	14,545

Cash flows from investing activities:
Purchases of property and equipment	(18,254)	(6,410)
Business acquisitions, net of cash acquired	(1,432)	(5,891)
Purchases of investments	(3,150)	(3,500)
Net cash used in investing activities	(22,836)	(15,801)

Cash flows from financing activities:
Borrowings under revolving line of credit	30,000	—
Repayments of revolving line of credit	(12,500)	—
Net proceeds from sale of Class A common stock	49,244	—
Redemption of noncontrolling unitholders	(58,972)	—
Dividends	(10,083)	(7,502)
Repurchases of Class A common stock	(6,941)	(24,114)
Payments of contingent consideration related to acquisitions	(5,314)	—
Distributions and other payments to noncontrolling unitholders	(2,196)	(4,306)
Proceeds from exercises of stock options	16	267
Excess tax benefit from equity-based compensation	711	867
Net cash used in financing activities	(16,035)	(34,788)

Effect of exchange rate on cash and cash equivalents	134	310

Net increase/(decrease) in cash and cash equivalents	7,851	(35,734)
Cash and cash equivalents at beginning of year	38,986	113,328
Cash and cash equivalents at end of period	$46,837	$77,594

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2011	$363,693	31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886
Comprehensive income	21,774	—	—	—	—	—	2,103	16,199	3,472
Sale of Class A common stock for follow-on offering	49,244	3,707	37	—	—	36,785	—	—	12,422
Redemption of New Class A Units	(58,972)	—	—	(4,407)	(1)	(44,170)	—	—	(14,801)
Issuance of Class A common stock for acquisitions	51	3	—	—	—	46	—	—	5
Exchange of New Class A Units	1	4,052	41	(4,052)	—	(40)	—	—	—
Net issuance of restricted stock awards	(5,211)	1,314	13	—	—	(4,042)	—	—	(1,182)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	(377)	—	—	—	—	(377)	—	—	—
Issuance of Class A common stock for exercises of stock options	16	1	—	—	—	15	—	—	1
Forfeitures	(2)	(193)	(2)	—	—	—	—	—	—
Equity-based compensation	19,642	—	—	—	—	17,094	—	—	2,548
Income tax benefit on equity-based compensation	711	—	—	—	—	711	—	—	—
Distributions to noncontrolling unitholders	(1,960)	—	—	—	—	(1,766)	—	—	(194)
Change in ownership interests between periods	—	—	—	—	—	69,639	—	—	(69,639)
Deferred tax asset effective tax rate conversion	2,275	—	—	—	—	2,267	—	—	8
Repurchases of Class A common stock pursuant to publicly announced program	(1,713)	(131)	(1)	—	—	(1,605)	—	—	(107)
Dividends on Class A common stock	(10,024)	—	—	—	—	—	—	(10,024)	—
Balance as of September 30, 2012	$379,148	40,399	$404	2,029	$—	$327,129	$2,390	$31,806	$17,419

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands)
(Unaudited)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564	30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294
Comprehensive income	18,186	—	—	—	—	—	(270)	11,569	6,887
Issuance of Class A common stock for acquisitions	2,925	224	2	—	—	2,174	—	—	749
Exchange of New Class A Units	(1)	331	3	(331)	—	(4)	—	—	—
Net issuance of restricted stock awards	(4,874)	1,666	16	—	—	(3,608)	—	—	(1,282)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	451	—	—	—	—	451	—	—	—
Issuance of Class A common stock for exercises of stock options	113	7	—	—	—	83	—	—	30
Forfeitures	(2)	(233)	(2)	(9)	—	—	—	—	—
Equity-based compensation	17,422	—	—	—	—	12,930	—	—	4,492
Income tax benefit on equity-based compensation	867	—	—	—	—	867	—	—	—
Distributions to noncontrolling unitholders	(4,030)	—	—	—	—	(2,981)	—	—	(1,049)
Change in ownership interests between periods	—	—	—	—	—	5,503	—	—	(5,503)
Deferred tax asset effective tax rate conversion	406	—	—	—	—	371	—	—	35
Repurchases of Class A common stock pursuant to publicly announced program	(19,222)	(1,615)	(16)	—	—	(14,245)	—	—	(4,961)
Dividends on Class A common stock	(7,439)	—	—	—	—	—	—	(7,439)	—
Balance as of September 30, 2011	$347,366	30,546	$305	10,811	$1	$234,185	$1,130	$21,053	$90,692

See accompanying notes to the condensed consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.	Description of Business

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. The firm balances analytical skills, market insight and independence to provide expertise in the areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Over 1,000 Duff & Phelps employees work out of more than 25 offices around the world—including Amsterdam, Atlanta, Austin, Beijing, Boston, Chicago, Dallas, Denver, Detroit, Houston, London, Los Angeles, Morristown, Munich, New York, Paris, Philadelphia, San Francisco, Seattle, Shanghai, Silicon Valley, Tokyo, Toronto and Washington, D.C.

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

Follow-on Offering Q1 2012
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

Follow-on Offering Q3 2012
In the three months ended September 30, 2012, an underwritten public offering was consummated whereby certain selling shareholders sold 3,083 shares of their Class A common stock to an underwriter at a price of $13.25 per share. The underwriter offered such shares to the public. In conjunction with this offering, entities affiliated with Vestar Capital Partners exchanged 1,878 of their New Class A Units for shares of newly issued Class A common stock which were subsequently sold to the underwriter. In addition, Shinsei Bank, Ltd. sold 1,205 of its existing shares of Class A common stock to the underwriter. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This update gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, the Company has sole voting power in and controls the management of D&P Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”), which collectively represent the operating subsidiaries of the Company. As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. The Company's economic interest in D&P Acquisitions totaled 95.2% at September 30, 2012. The noncontrolling unitholders' interest in D&P Acquisitions totaled 4.8% at September 30, 2012.

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

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2011	31,646	10,488	42,134
Sale of Class A common stock for follow-on offering	3,707	—	3,707
Redemption of New Class A Units	—	(4,407)	(4,407)
Issuance of Class A common stock for acquisitions	3	—	3
Exchange to Class A common stock	4,052	(4,052)	—
Net issuance of restricted stock awards	1,314	—	1,314
Issuance of Class A common stock for exercises of stock options	1	—	1
Repurchases of Class A common stock pursuant to publicly announced program	(131)	—	(131)
Forfeitures	(193)	—	(193)
As of September 30, 2012	40,399	2,029	42,428

Percent of total
December 31, 2011	75.1%	24.9%	100%
September 30, 2012	95.2%	4.8%	100%

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income before income taxes	$10,169	$9,091	$32,038	$26,849
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	48	243	(866)	(103)
Income before income taxes, as adjusted	10,217	9,334	31,172	26,746
Ownership percentage of noncontrolling interest(d)	5.0%	25.8%	11.1%	26.2%
Net income attributable to noncontrolling interest	515	2,404	3,447	7,005
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	9,702	6,930	27,725	19,741
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(4,001)	(2,898)	(11,526)	(8,172)
Net income attributable to Duff & Phelps Corporation	$5,701	$4,032	$16,199	$11,569
_______________

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $3,953 and $2,655 for the three months ended September 30, 2012 and 2011, respectively, and $12,392 and $8,275 for the nine months ended September 30, 2012 and 2011, respectively.

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

	Nine Months Ended
	September 30, 2012	September 30, 2011
Distributions for taxes	$679	$1,502
Other distributions	1,517	2,804
Payments pursuant to the Tax Receivable Agreement	—	—
	$2,196	$4,306

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

As of September 30, 2012, the Company recorded a liability of $143,940, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Condensed Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $6,214 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Acquisition of MCR
On October 31, 2011, the Company acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition. Revenue totaled $7,457 and $23,945 during the three and nine months ended September 30, 2012, respectively. There was an operating loss of $11 and operating income of $2,073 during the three and nine months ended September 30, 2012, respectively.

The fair value of the purchase price totaled $42,080 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. A benefit of $994 and $784 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable during the three and nine months ended September 30, 2012, respectively.

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

Aggregated revenue totaled $7,248 and $24,841 during the three and nine months ended September 30, 2012, respectively. Operating income totaled $1,695 and $5,267 during the three and nine months ended September 30, 2012, respectively.

The aggregate fair value of the purchase price of these other acquisitions totaled $44,732 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. An expense of $264 and $1,042 was recorded to transaction and integration costs to reflect the change in fair value of

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

the estimated contingent consideration payable during the three and nine months ended September 30, 2012, respectively.

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

	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Revenue	$106,697	$313,526
Reimbursable expenses	2,893	8,908
Total revenue	$109,590	$322,434

Net income attributable to Duff & Phelps Corporation	$4,894	$14,385

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.16	$0.48
Diluted	$0.16	$0.47

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$5,701	$4,032	$16,199	$11,569
Earnings allocated to participating securities	(252)	(205)	(722)	(514)
Earnings available for common stockholders	$5,449	$3,827	$15,477	$11,055

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	34,830	26,945	32,449	27,050

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	34,830	26,945	32,449	27,050
Add dilutive effect of the following:
Restricted stock awards and units	1,378	115	1,269	784
Dilutive weighted average shares of Class A common stock	36,208	27,060	33,718	27,834

Basic income per share of Class A common stock	$0.16	$0.14	$0.48	$0.41

Diluted income per share of Class A common stock	$0.15	$0.14	$0.46	$0.40

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Antidilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average IPO Options outstanding	1,541	1,631	1,569	1,641

The potential dilutive effect of the Company's performance-based restricted stock awards and units were excluded from the calculation as the performance conditions had not been met:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average performance-based restricted stock awards	396	183	348	134

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Weighted average shares of Class B common stock and underlying New Class A Units outstanding	2,897	10,813	5,294	10,962

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 6.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$28,389	$—	$28,389
Total assets	$—	$28,389	$—	$28,389

Benefits payable in conjunction with deferred compensation plan	$—	$28,570	$—	$28,570
Acquisition-related contingent consideration	—	—	13,373	13,373
Total liabilities	$—	$28,570	$13,373	$41,943

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,542	$—	$23,542
Total assets	$—	$23,542	$—	$23,542

Benefits payable in conjunction with deferred compensation plan	$—	$23,729	$—	$23,729
Acquisition-related contingent consideration	—	—	17,738	17,738
Total liabilities	$—	$23,729	$17,738	$41,467

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

The Company estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models. The Company's valuation process incorporates the use of valuation specialists to conduct the valuation and provide a report in accordance with professional standards. The Company utilizes these reports to determine fair value. Typically, a discount factor is applied to the present values of the calculated contingent consideration payable. The key assumptions used in these models are estimated by management, not observable in the market and considered Level 3 inputs within the fair value measurement hierarchy which required significant management judgments, including judgments involving forecasted revenue, gross margin levels and probability weightings. Key assumptions are assessed and updated on a quarterly basis.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table reconciles the changes in the acquisition-related contingent consideration payable:

Balance as of December 31, 2011	$17,738
Payment of contingent consideration	(5,314)
Change in fair market value	949
Balance as of September 30, 2012	$13,373

During the nine months ended September 30, 2012, an expense of $949 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable. The current portion of the acquisition-related contingent consideration payable is reflected in "Accrued expenses" and the long-term portion in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets.

The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable primarily comprise forecasted revenue and forecasted margins. Significant changes in forecasted revenue would result in a significantly higher or lower fair value measurement. As of September 30, 2012, the fair market value of acquisition-related contingent consideration totaled $13,373 compared to a maximum remaining potential payout of $18,174.

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $17,500 outstanding under the Credit Facility as of September 30, 2012. As of September 30, 2012, the Company had $2,394 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at September 30, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of September 30, 2012.

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

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Legacy Units and IPO Options	Ongoing RSAs	Total	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits	$—	$4,710	$4,710	$(419)	$4,735	$4,316
Acquisition retention expenses	—	730	730	—	221	221
Selling, general and administrative	—	844	844	187	632	819
Total	$—	$6,284	$6,284	$(232)	$5,588	$5,356

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Legacy Units and IPO Options	Ongoing RSAs	Total	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits	$(43)	$14,882	$14,839	$(241)	$13,622	$13,381
Acquisition retention expenses	—	2,174	2,174	—	600	600
Selling, general and administrative	65	2,642	2,707	482	2,629	3,111
Total	$22	$19,698	$19,720	$241	$16,851	$17,092

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

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2011	867
Redeemed or exchanged	(125)
Forfeited	—
Balance as of September 30, 2012	742

Vested	742
Unvested	—

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes option activity:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	1,607	$7.33
Exercised	(1)	7.33
Forfeited	(73)	7.33
Balance as of September 30, 2012	1,533	$7.33

Vested	1,533
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	5.00 years
Total intrinsic value of exercised options	$—
Total fair value of vested options	$11,239
Aggregate intrinsic value of outstanding options	$—

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

During the nine months ended September 30, 2012, the Company issued 1,811 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 1,811 Ongoing RSAs granted, 237 awards are performance-based restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 1,811 Ongoing RSAs granted, 72 restricted stock awards and 155 performance-based restricted stock awards were granted to executives on March 1, 2012. For grants made to executives, the restrictions on transfer and forfeiture provisions on restricted stock awards are eliminated annually over three years based on ratable vesting. In addition, 39 awards were granted to members of the board of directors on April 19, 2012. The restrictions on transfer and forfeiture provisions are eliminated annually over 4 years based on ratable vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	4,219	$15.33	450	$15.29
Granted	1,382	13.85	192	13.80
Converted to Class A common stock upon lapse of restrictions	(1,019)	14.27	(69)	13.84
Forfeited	(193)	15.62	(12)	15.74
Balance as of September 30, 2012	4,389	$15.10	561	$14.94

Vested	—		—
Unvested	4,389		561

	Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	183	$7.52	22	$7.83
Granted	213	7.75	24	7.75
Balance as of September 30, 2012	396	$7.65	46	$7.79

Vested	—		—
Unvested	396		46

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% as of September 30, 2012 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $33,387 at September 30, 2012. The Company utilized a deferred tax benefit of $6,932 and $5,391 for stock options issued in conjunction with the IPO and Ongoing RSAs for the nine months ended September 30, 2012 and 2011, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 9.	Income Taxes

The Company's effective tax rate is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Provision for income taxes	$3,953	$2,655	$12,392	$8,275
Effective income tax rate	38.9%	29.2%	38.7%	30.8%

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2011	$423
Additional based on tax positions related to the current year	5
Lapse of statute of limitations	(161)
Balance as of September 30, 2012	$267

The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Duff & Phelps, LLC and D&P Acquisitions are open for federal income tax purposes from 2009 forward. These entities are not subject to federal income taxes as they are flow-through entities. The Company is open for federal income tax purposes beginning in 2009.

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

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2011	$3,399	$93	$3,492
Restructuring charges from changes in estimates of original assumptions	857	(37)	820
Cash payments	(1,077)	(56)	(1,133)
Write-off of furniture and fixtures	(224)	—	$(224)
Balance as of September 30, 2012	$2,955	$—	$2,955

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

Liabilities for Restructuring Charges
Employee Severance and Benefits
Balance as of December 31, 2011	$—
Restructuring charges	1,004
Cash payments	(600)
Accelerated vesting of restricted stock	(50)
Balance as of September 30, 2012	$354

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Financial Advisory
Revenue (excluding reimbursables)	$67,611	$61,778	$193,888	$181,112
Segment operating income	$14,056	$10,995	$37,660	$30,364
Segment operating income margin	20.8%	17.8%	19.4%	16.8%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$15,203	$13,371	$42,571	$41,271
Segment operating income	$4,120	$2,821	$10,651	$9,345
Segment operating income margin	27.1%	21.1%	25.0%	22.6%

Investment Banking
Revenue (excluding reimbursables)	$25,599	$16,879	$92,788	$42,577
Segment operating income/(loss)	$(545)	$1,614	$8,419	$946
Segment operating income/(loss) margin	(2.1)%	9.6%	9.1%	2.2%

Totals
Revenue (excluding reimbursables)	$108,413	$92,028	$329,247	$264,960

Segment operating income	$17,631	$15,430	$56,730	$40,655
Net client reimbursable expenses	(65)	(20)	(54)	(123)
Equity-based compensation associated with Legacy Units and IPO Options	—	232	(22)	(241)
Depreciation and amortization	(4,765)	(2,878)	(13,010)	(7,934)
Acquisition retention expenses	(2,020)	(221)	(6,507)	(600)
Restructuring charges	(406)	(3,091)	(1,824)	(3,995)
Transaction and integration costs	(35)	(335)	(1,914)	(801)
Operating income	$10,340	$9,117	$33,399	$26,961

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Revenues attributable to geographic area is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
North America	$93,736	$85,630	$280,979	$243,734
Europe	13,532	5,508	44,091	18,172
Asia	1,145	890	4,177	3,054
Revenues (excluding reimbursables)	$108,413	$92,028	$329,247	$264,960

There was no intersegment revenue during the periods presented. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In the three months ended September 30, 2012 and 2011, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $2,484 and $3,015 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively. In the nine months ended September 30, 2012 and 2011, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $7,963 and $9,073 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 14.	Related Party Transactions

Lovell Minnick Partners
Entities affiliated with Lovell Minnick Partners are holders of Class A common stock. Two managing directors of Lovell Minnick Partners serve as independent directors on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Distributions for taxes	$115	$398
Other distributions	200	868
	$315	$1,266

Distributions for taxes and other distributions are further described in Note 3.

In conjunction with the follow-on offering in the first quarter of 2012, the Company redeemed 1,522 New Class A Units of D&P Acquisitions held by entities affiliated with Lovell Minnick Partners at a price per unit of $13.38 or an aggregate amount of $20,363.

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

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services in which the Company recorded $106 of revenue during the nine months ended September 30, 2012.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Distributions for taxes	$351	$543
Other distributions	789	1,206
	$1,140	$1,749

Distributions for taxes and other distributions are further described in Note 3.

In conjunction with the follow-on offering in the first quarter of 2012, the Company redeemed 2,185 New Class A Units of D&P Acquisitions held by entities affiliated with Vestar Capital Partners at a price per unit of $13.38 or an aggregate amount of $29,231. Included in this amount were payments to Noah Gottdiener, Chairman, President and Chief Executive Officer, and Harvey Krueger, an independent director, who are also members in a limited liability company managed by Vestar Capital Partners. As a result, Messrs. Gottdiener and Krueger each received $65 and $52, respectively, as a result of such redemptions.

In conjunction with the follow-on offering in the third quarter of 2012, an underwritten public offering was consummated whereby certain selling shareholders sold 3,083 shares of their Class A common stock to an underwriter at a price of $13.25 per share. The underwriter offered such shares to the public. In conjunction with this offering, entities affiliated with Vestar Capital Partners exchanged 1,878 of their New Class A Units for shares of newly issued Class A common stock which were subsequently sold to the underwriter.

Note 15.	Subsequent Events

Declaration of Quarterly Dividend
On October 25, 2012, the Company announced that its board of directors had declared a quarterly dividend of $0.09 per share on its outstanding Class A common stock. The dividend is payable on November 16, 2012 to shareholders of record on November 6, 2012. Concurrent with the payment of the dividend, the Company will also be distributing $0.09 per unit to holders of its New Class A Units.

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

Critical Accounting Policies and Estimates
Management's discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,
•	accounts receivable and unbilled services valuation,
•	incentive compensation and other accrued benefits,
•	useful lives of intangible assets,
•	the carrying value of goodwill and intangible assets,
•	amounts due to noncontrolling unitholders,
•	reserves for estimated tax liabilities, restructuring charges and lease loss liabilities,
•	contingent liabilities,
•	certain estimates and assumptions used in the allocation of revenue and expenses for our segment reporting, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees and the fair value of acquisition related contingent consideration.

A summary of the Company's critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in new accounting pronouncements or in our critical accounting policies and estimates from those that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview
Duff & Phelps is a leading provider of independent financial advisory and investment banking services. The firm balances analytical skills, market insight and independence to provide expertise in the areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Over 1,000 Duff & Phelps employees work out of more than 25 offices around the world—including Amsterdam, Atlanta, Austin, Beijing, Boston, Chicago, Dallas, Denver, Detroit, Houston, London, Los Angeles, Morristown, Munich, New York, Paris, Philadelphia, San Francisco, Seattle, Shanghai, Silicon Valley, Tokyo, Toronto and Washington, D.C.

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

Results of Operations

Three months ended September 30, 2012 versus three months ended September 30, 2011
The results of operations are summarized as follows:

	Three Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Revenue	$108,413	$92,028	$16,385	17.8%
Reimbursable expenses	3,299	2,395	904	37.7%
Total revenue	111,712	94,423	17,289	18.3%

Direct client service costs
Compensation and benefits	58,630	50,705	7,925	15.6%
Other direct client service costs	3,330	2,050	1,280	62.4%
Acquisition retention expenses	2,020	221	1,799	814.0%
Reimbursable expenses	3,364	2,415	949	39.3%
	67,344	55,391	11,953	21.6%

Operating expenses
Selling, general and administrative	28,822	23,611	5,211	22.1%
Depreciation and amortization	4,765	2,878	1,887	65.6%
Restructuring charges	406	3,091	(2,685)	(86.9)%
Transaction and integration costs	35	335	(300)	(89.6)%
	34,028	29,915	4,113	13.7%

Operating income	10,340	9,117	1,223	13.4%

Other expense/(income), net
Interest income	(4)	(14)	10	71.4%
Interest expense	121	30	91	303.3%
Other expense	54	10	44	440.0%
	171	26	145	557.7%

Income before income taxes	10,169	9,091	1,078	11.9%
Provision for income taxes	3,953	2,655	1,298	48.9%
Net income	6,216	6,436	(220)	(3.4)%
Less: Net income attributable to noncontrolling interest	515	2,404	(1,889)	(78.6)%
Net income attributable to Duff & Phelps Corporation	$5,701	$4,032	$1,669	41.4%

Other financial and operating data
Adjusted EBITDA(a)	$17,566	$15,410	$2,156	14.0%
Adjusted EBITDA(a) as a percentage of revenue	16.2%	16.7%	(0.5)%	(3.0)%
Adjusted Pro Forma Net Income(a)	$7,654	$7,449	$205	2.8%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.20	$0.20	$—	—%
End of period managing directors	193	165	28	17.0%
End of period client service professionals	1,074	829	245	29.6%

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

Reconciliation of Adjusted EBITDA
	Three Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to Duff & Phelps Corporation	$5,701	$4,032
Net income attributable to noncontrolling interest	515	2,404
Provision for income taxes	3,953	2,655
Other expense/(income), net	171	26
Operating income	10,340	9,117
Depreciation and amortization	4,765	2,878
Equity-based compensation associated with Legacy Units and IPO Options(1)	—	(232)
Acquisition retention expenses	2,020	221
Restructuring charges	406	3,091
Transaction and integration costs	35	335
Adjusted EBITDA	$17,566	$15,410

Reconciliation of Adjusted Pro Forma Net Income
	Three Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to Duff & Phelps Corporation	$5,701	$4,032
Net income attributable to noncontrolling interest	515	2,404
Equity-based compensation associated with Legacy Units and IPO Options(1)	—	(232)
Acquisition retention expenses	2,020	221
Restructuring charges	406	3,091
Transaction and integration costs	35	335
Adjustment to provision for income taxes(2)	(1,023)	(2,402)
Adjusted Pro Forma Net Income, as defined	$7,654	$7,449

Fully diluted weighted average shares of Class A common stock	36,208	27,060
Weighted average New Class A Units outstanding	2,897	10,813
Pro forma fully exchanged, fully diluted shares outstanding	39,105	37,873

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.20	$0.20

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the notes to the condensed consolidated financial statements.

(2)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.4% and 40.6% as applied to the three months ended September 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. For the three months ended September 30, 2011, the pro forma tax rate of 40.4% reflects a true-up adjustment related to the six months ended June 30, 2011. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenue
Revenue excluding reimbursable expenses increased $16,385 or 17.8% to $108,413 for the three months ended September 30, 2012, compared to $92,028 for the three months ended September 30, 2011. The increase in revenue resulted from an increase in revenue from each of our segments, as summarized in the following table:

	Three Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,895	$33,887	$8	—%
Tax Services	11,008	9,572	1,436	15.0%
Dispute & Legal Management Consulting	22,708	18,319	4,389	24.0%
	67,611	61,778	5,833	9.4%
Alternative Asset Advisory
Portfolio Valuation	6,417	6,730	(313)	(4.7)%
Complex Asset Solutions	6,270	3,998	2,272	56.8%
Due Diligence	2,516	2,643	(127)	(4.8)%
	15,203	13,371	1,832	13.7%
Investment Banking
M&A Advisory(a)	8,145	5,741	2,404	41.9%
Transaction Opinions	5,957	7,466	(1,509)	(20.2)%
Global Restructuring Advisory(b)	11,497	3,672	7,825	213.1%
	25,599	16,879	8,720	51.7%
Total Revenue (excluding reimbursables)	$108,413	$92,028	$16,385	17.8%

_______________
(a)	For the three months ended September 30, 2012, M&A Advisory includes $2,580 of revenue from our acquisition of Pagemill Partners (effective December 30, 2011).
(b)
For the three months ended September 30, 2012, Global Restructuring Advisory includes $7,457 of revenue from our acquisition of MCR (effective October 31, 2011) and $1,855 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation. The increase in revenue from Tax Services primarily resulted from the timing of contingency fees earned. Revenue from Valuation Advisory was relatively unchanged. Increases in revenue from fixed asset, legal entity and non-transaction related valuations were partially offset by a decrease in revenue from valuations for purchase price allocations.

Our Alternative Asset Advisory segment benefited primarily from an increase in revenue from our Complex Asset Solutions business unit as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit.

Our Investment Banking segment benefited from higher revenue from Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenue from Transaction Opinions. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets. The increase in revenue from M&A Advisory primarily resulted from our acquisition of Pagemill. Revenue from our Transaction Opinions business decreased primarily as a result of an increase in the number of opinions issued at a lower average value per opinion.

Our client service headcount increased to 1,074 client service professionals at September 30, 2012, compared to 993 client service professionals at December 31, 2011. In addition, we had 193 client service managing directors at September 30, 2012, compared to 192 at December 31, 2011.

Direct Client Service Costs
Direct client service costs increased $11,953 or 21.6% to $67,344 for the three months ended September 30, 2012, compared to $55,391 for the three months ended September 30, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Three Months Ended
	September 30, 2012	September 30, 2011
Revenue (excluding reimbursables)	$108,413	$92,028

Total direct client service costs	$67,344	$55,391
Less: equity-based compensation associated with Legacy Units and IPO Options	—	419
Less: acquisition retention expenses	(2,020)	(221)
Less: reimbursable expenses	(3,364)	(2,415)
Direct client service costs, as adjusted	$61,960	$53,174

Direct client service costs, as adjusted, as a percentage of revenue	57.2%	57.8%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions. Overall, our compensation margins improved slightly as compared to the corresponding prior year quarter.

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

Operating Expenses
Operating expenses increased $4,113 or 13.7% to $34,028 for the three months ended September 30, 2012, compared to $29,915 for the three months ended September 30, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Three Months Ended
	September 30, 2012	September 30, 2011
Revenue (excluding reimbursables)	$108,413	$92,028

Total operating expenses	$34,028	$29,915
Less: equity-based compensation associated with Legacy Units and IPO Options	—	(187)
Less: depreciation and amortization	(4,765)	(2,878)
Less: restructuring charges	(406)	(3,091)
Less: transaction and integration costs	(35)	(335)
Operating expenses, as adjusted	$28,822	$23,424

Operating expenses, as adjusted, as a percentage of revenue	26.6%	25.5%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions as well as real estate initiatives for new offices due to the expiration of existing leases and consolidation of existing space.

The increase in depreciation and amortization primarily resulted from (i) technology spend related to investments to enhance our platform for our tax business and upgrades of existing computer systems and (ii) real estate build outs due to the expiration of office leases and the consolidation of certain offices from acquisitions.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $406 during the three months ended September 30, 2012 for changes in estimates of original assumptions related to office consolidations at our Los Angeles location which we have been unsuccessful in subletting due to the short-term nature of the remaining lease term.

Transaction and integration costs increased between periods as a result of acquisitions consummated during the prior year and current year initiatives. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

Interest Expense
The increase in interest expense resulted from draws against our revolving line of credit.

Provision for Income Taxes
The provision for income taxes was $3,953 or 38.9% of income before income taxes for the three months ended September 30, 2012, compared to $2,655 or 29.2% of income before income taxes for the three months ended September 30, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were impacted due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 5.0% and 25.8% for the three months ended September 30, 2012 and 2011, respectively.

Segment Results—Three months ended September 30, 2012 versus three months ended September 30, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Three Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Financial Advisory
Revenue (excluding reimbursables)	$67,611	$61,778	$5,833	9.4%
Segment operating income	$14,056	$10,995	$3,061	27.8%
Segment operating income margin	20.8%	17.8%	3.0%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$15,203	$13,371	$1,832	13.7%
Segment operating income	$4,120	$2,821	$1,299	46.0%
Segment operating income margin	27.1%	21.1%	6.0%

Investment Banking
Revenue (excluding reimbursables)	$25,599	$16,879	$8,720	51.7%
Segment operating income/(loss)	$(545)	$1,614	$(2,159)	(133.8)%
Segment operating income/(loss) margin	(2.1)%	9.6%	(11.7)%

Totals
Revenue (excluding reimbursables)	$108,413	$92,028

Segment operating income	$17,631	$15,430
Net client reimbursable expenses	(65)	(20)
Equity-based compensation from Legacy Units and IPO Options	—	232
Depreciation and amortization	(4,765)	(2,878)
Acquisition retention expenses	(2,020)	(221)
Restructuring charges	(406)	(3,091)
Transaction and integration costs	(35)	(335)
Operating income	$10,340	$9,117

Average Client Service Professionals
Financial Advisory	646	576	70	12.2%
Alternative Asset Advisory	106	98	8	8.2%
Investment Banking	310	147	163	110.9%
Total	1,062	821	241	29.4%

End of Period Client Service Professionals
Financial Advisory	657	580	77	13.3%
Alternative Asset Advisory	106	100	6	6.0%
Investment Banking	311	149	162	108.7%
Total	1,074	829	245	29.6%

Revenue per Client Service Professional
Financial Advisory	$105	$107	$(2)	(1.9)%
Alternative Asset Advisory	$143	$136	$7	5.1%
Investment Banking	$83	$115	$(32)	(27.8)%
Total	$102	$112	$(10)	(8.9)%

Results of Operations by Segment – Continued

	Three Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Utilization(a)
Financial Advisory	70.3%	71.2%	(0.9)%	(1.3)%
Alternative Asset Advisory	62.1%	58.6%	3.5%	6.0%

Rate-Per-Hour(b)
Financial Advisory	$344	$338	$6	1.8%
Alternative Asset Advisory	$504	$501	$3	0.6%

Revenue (excluding reimbursables)
Financial Advisory	$67,611	$61,778	$5,833	9.4%
Alternative Asset Advisory	15,203	13,371	1,832	13.7%
Investment Banking	25,599	16,879	8,720	51.7%
Total	$108,413	$92,028	$16,385	17.8%

Average Managing Directors
Financial Advisory	96	91	5	5.5%
Alternative Asset Advisory	24	25	(1)	(4.0)%
Investment Banking	73	48	25	52.1%
Total	193	164	29	17.7%

End of Period Managing Directors
Financial Advisory	96	90	6	6.7%
Alternative Asset Advisory	24	25	(1)	(4.0)%
Investment Banking	73	50	23	46.0%
Total	193	165	28	17.0%

Revenue per Managing Director
Financial Advisory	$704	$679	$25	3.7%
Alternative Asset Advisory	$633	$535	$98	18.3%
Investment Banking	$351	$352	$(1)	(0.3)%
Total	$562	$561	$1	0.2%

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

(b)
Average billing rate-per-hour is calculated by dividing revenue for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. Financial Advisory revenue used to calculate rate-per-hour exclude revenue associated with certain property tax engagements. The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company's financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $2,484 and $3,015 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the three months ended September 30, 2012 and 2011, respectively.

Financial Advisory

Revenue
Revenue from the Financial Advisory segment increased $5,833 or 9.4% to $67,611 for the three months ended September 30, 2012, compared to $61,778 for the three months ended September 30, 2011, as summarized in the following table:

	Three Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$33,895	$33,887	$8	—%
Tax Services	11,008	9,572	1,436	15.0%
Dispute & Legal Management Consulting	22,708	18,319	4,389	24.0%
	$67,611	$61,778	$5,833	9.4%

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation.

The increase in revenue from Tax Services primarily resulted from the timing of contingency fees earned.

Revenue from Valuation Advisory was relatively unchanged. Increases in revenue from fixed asset, legal entity and non-transaction related valuations were partially offset by a decrease in revenue from valuations for purchase price allocations.

Segment Operating Income
Financial Advisory segment operating income increased $3,061 or 27.8% to $14,056 for the three months ended September 30, 2012, compared to $10,995 for the three months ended September 30, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenue, was 20.8% for the three months ended September 30, 2012, compared to 17.8% for the three months ended September 30, 2011. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated costs, partially offset by higher direct compensation costs from an increase in average headcount between periods.

Alternative Asset Advisory

Revenue
Revenue from the Alternative Asset Advisory segment increased $1,832 or 13.7% to $15,203 for the three months ended September 30, 2012, compared to $13,371 for the three months ended September 30, 2011, as summarized in the following table:

	Three Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$6,417	$6,730	$(313)	(4.7)%
Complex Asset Solutions	6,270	3,998	2,272	56.8%
Due Diligence	2,516	2,643	(127)	(4.8)%
	$15,203	$13,371	$1,832	13.7%

Our Alternative Asset Advisory segment benefited primarily from an increase in revenue from our Complex Asset Solutions business unit as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $1,299 or 46.0% to $4,120 for the three months ended September 30, 2012, compared to $2,821 for the three months ended September 30, 2011. Segment operating income margin was 27.1% for the three months ended September 30, 2012, compared to 21.1% for the three months ended September 30, 2011. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated costs, partially offset by higher direct compensation costs from an increase in average headcount between periods.

Investment Banking

Revenue
Revenue from the Investment Banking segment increased $8,720 or 51.7% to $25,599 for the three months ended September 30, 2012, compared to $16,879 for the three months ended September 30, 2011, as summarized in the following table:

	Three Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$8,145	$5,741	$2,404	41.9%
Transaction Opinions	5,957	7,466	(1,509)	(20.2)%
Global Restructuring Advisory(b)	11,497	3,672	7,825	213.1%
	$25,599	$16,879	$8,720	51.7%

_______________
(a)	For the three months ended September 30, 2012, M&A Advisory includes $2,580 of revenue from our acquisition of Pagemill Partners (effective December 30, 2011).
(b)
For the three months ended September 30, 2012, Global Restructuring Advisory includes $7,457 of revenue from our acquisition of MCR (effective October 31, 2011) and $1,855 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Investment Banking segment benefited from higher revenue from Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenue from Transaction Opinions. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets.

The increase in revenue from M&A Advisory primarily resulted from our acquisition of Pagemill.

Revenue from our Transaction Opinions business decreased primarily as a result of an increase in the number of opinions issued at a lower average value per opinion.

Segment Operating Income
Operating income from the Investment Banking segment decreased $2,159 or 133.8% to a loss of $545 for the three months ended September 30, 2012, compared to a profit of $1,614 for the three months ended September 30, 2011. Operating income margin was a negative 2.1% for the three months ended September 30, 2012, compared to a positive 9.6% for the three months ended September 30, 2011. The decrease in segment operating income primarily resulted from higher direct compensation costs and a higher percentage of allocated costs, both from an increase in average headcount primarily from acquisitions, partially offset by an increase in revenue.

Nine months ended September 30, 2012 versus nine months ended September 30, 2011

The results of operations are summarized as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Revenue	$329,247	$264,960	$64,287	24.3%
Reimbursable expenses	10,319	7,361	2,958	40.2%
Total revenue	339,566	272,321	67,245	24.7%

Direct client service costs
Compensation and benefits	179,019	146,672	32,347	22.1%
Other direct client service costs	8,643	4,959	3,684	74.3%
Acquisition retention expenses	6,507	600	5,907	984.5%
Reimbursable expenses	10,373	7,484	2,889	38.6%
	204,542	159,715	44,827	28.1%

Operating expenses
Selling, general and administrative	84,877	72,915	11,962	16.4%
Depreciation and amortization	13,010	7,934	5,076	64.0%
Restructuring charges	1,824	3,995	(2,171)	(54.3)%
Transaction and integration costs	1,914	801	1,113	139.0%
	101,625	85,645	15,980	18.7%

Operating income	33,399	26,961	6,438	23.9%

Other expense/(income), net
Interest income	(37)	(69)	32	46.4%
Interest expense	492	178	314	176.4%
Other expense	906	3	903	30,100.0%
	1,361	112	1,249	1,115.2%

Income before income taxes	32,038	26,849	5,189	19.3%
Provision for income taxes	12,392	8,275	4,117	49.8%
Net income	19,646	18,574	1,072	5.8%
Less: Net income attributable to noncontrolling interest	3,447	7,005	(3,558)	(50.8)%
Net income attributable to Duff & Phelps Corporation	$16,199	$11,569	$4,630	40.0%

Other financial and operating data
Adjusted EBITDA(a)	$56,676	$40,532	$16,144	39.8%
Adjusted EBITDA(a) as a percentage of revenue	17.2%	15.3%	1.9%	12.4%
Adjusted Pro Forma Net Income(a)	$25,865	$19,297	$6,568	34.0%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.66	$0.50	$0.16	32.0%
End of period managing directors	193	165	28	17.0%
End of period client service professionals	1,074	829	245	29.6%

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

Reconciliation of Adjusted EBITDA

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to Duff & Phelps Corporation	$16,199	$11,569
Net income attributable to noncontrolling interest	3,447	7,005
Provision for income taxes	12,392	8,275
Other expense/(income), net	1,361	112
Operating income	33,399	26,961
Depreciation and amortization	13,010	7,934
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	241
Acquisition retention expenses	6,507	600
Restructuring charges	1,824	3,995
Transaction and integration costs	1,914	801
Adjusted EBITDA	$56,676	$40,532

Reconciliation of Adjusted Pro Forma Net Income

	Nine Months Ended
	September 30, 2012	September 30, 2011
Net income attributable to Duff & Phelps Corporation	$16,199	$11,569
Net income attributable to noncontrolling interest	3,447	7,005
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	241
Acquisition retention expenses	6,507	600
Restructuring charges	1,824	3,995
Transaction and integration costs	1,914	801
Loss from the write off of an investment(2)	376	—
Adjustment to provision for income taxes(3)	(4,424)	(4,914)
Adjusted Pro Forma Net Income, as defined	$25,865	$19,297

Fully diluted weighted average shares of Class A common stock	33,718	27,834
Weighted average New Class A Units outstanding	5,294	10,962
Pro forma fully exchanged, fully diluted shares outstanding	39,012	38,796

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.66	$0.50

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
(3)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.4% and 40.6% as applied to the nine months ended September 30, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenue
Revenue excluding reimbursable expenses increased $64,287 or 24.3% to $329,247 for the nine months ended September 30, 2012, compared to $264,960 for the nine months ended September 30, 2011. The increase in revenue resulted from an increase in revenue from each of our segments, as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$106,995	$104,105	$2,890	2.8%
Tax Services(a)	29,531	32,247	(2,716)	(8.4)%
Dispute & Legal Management Consulting	57,362	44,760	12,602	28.2%
	193,888	181,112	12,776	7.1%
Alternative Asset Advisory
Portfolio Valuation	20,098	19,469	629	3.2%
Complex Asset Solutions	15,222	13,444	1,778	13.2%
Due Diligence	7,251	8,358	(1,107)	(13.2)%
	42,571	41,271	1,300	3.1%
Investment Banking
M&A Advisory(b)	32,452	9,044	23,408	258.8%
Transaction Opinions	20,870	22,963	(2,093)	(9.1)%
Global Restructuring Advisory(c)	39,466	10,570	28,896	273.4%
	92,788	42,577	50,211	117.9%
Total Revenue (excluding reimbursables)	$329,247	$264,960	$64,287	24.3%

_______________
(a)	For the nine months ended September 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $279 of incremental revenue to Tax Services.
(b)
For the nine months ended September 30, 2012, M&A Advisory includes $2,846 of incremental revenue from our acquisition of Growth Capital Partners (effective June 30, 2011) and $13,232 of revenue from our acquisition of Pagemill Partners (effective December 30, 2011).

(c)
For the nine months ended September 30, 2012, Global Restructuring Advisory includes $23,945 revenue from our acquisition of MCR (effective October 31, 2011) and $5,671 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenue from Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation. Revenue from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenue increased from fixed asset, real estate, legal entity and non-transaction related valuations, partially offset by a decrease in revenue from valuations for purchase price allocations. The decrease in revenue from Tax Services primarily resulted from a reduction of transfer pricing services.

Our Alternative Asset Advisory segment benefited from higher revenue from Portfolio Valuation and Complex Asset Solutions, partially offset by a decrease in revenue from Due Diligence. Portfolio Valuation primarily benefited from modest growth in new product offerings. Revenue from Complex Asset Solutions was higher as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit. Revenue from Due Diligence was lower as a result of an engagement in the corresponding prior year period that did not occur in the current year period.

Our Investment Banking segment benefited from higher revenue from Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenue from Transaction Opinions. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets. The increase in revenue from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business. The decrease in revenue from our Transaction Opinions business resulted from an increase in the number of opinions issued at a lower average value per opinion.

Our client service headcount increased to 1,074 client service professionals at September 30, 2012, compared to 993 client service professionals at December 31, 2011. In addition, we had 193 client service managing directors at September 30, 2012, compared to 192 at December 31, 2011.

Direct Client Service Costs
Direct client service costs increased $44,827 or 28.1% to $204,542 for the nine months ended September 30, 2012, compared to $159,715 for the nine months ended September 30, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Revenue (excluding reimbursables)	$329,247	$264,960

Total direct client service costs	$204,542	$159,715
Less: equity-based compensation associated with Legacy Units and IPO Options	43	241
Less: acquisition retention expenses	(6,507)	(600)
Less: reimbursable expenses	(10,373)	(7,484)
Direct client service costs, as adjusted	$187,705	$151,872

Direct client service costs, as adjusted, as a percentage of revenue	57.0%	57.3%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions. Overall, our compensation margins improved slightly as compared to the corresponding prior year period.

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

Operating Expenses
Operating expenses increased $15,980 or 18.7% to $101,625 for the nine months ended September 30, 2012, compared to $85,645 for the nine months ended September 30, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Revenue (excluding reimbursables)	$329,247	$264,960

Total operating expenses	$101,625	$85,645
Less: equity-based compensation associated with Legacy Units and IPO Options	(65)	(482)
Less: depreciation and amortization	(13,010)	(7,934)
Less: restructuring charges	(1,824)	(3,995)
Less: transaction and integration costs	(1,914)	(801)
Operating expenses, as adjusted	$84,812	$72,433

Operating expenses, as adjusted, as a percentage of revenue	25.8%	27.3%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions as well as real estate initiatives for new offices due to the expiration of existing leases and consolidation of existing space.

The increase in depreciation and amortization primarily resulted from (i) technology spend related to investments to enhance our platform for our tax business and upgrades of existing computer systems and (ii) real estate build outs due to the expiration of office leases and the consolidation of certain offices from acquisitions.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $1,824 during the nine months ended September 30, 2012 for charges related to the March 2012 initiative and changes in estimates of original assumptions related to the June 2011 initiative primarily related to office consolidations at our Los Angeles location which we have been unsuccessful in subletting due to the short-term nature of the remaining lease term.

Transaction and integration costs increased between periods as a result of acquisitions consummated during the prior year and current year initiatives. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

Interest Expense
The increase in interest expense resulted from draws against our revolving line of credit.

Other Expense
Other income and expense include interest income, interest expense and other expense. The increase in other expense resulted in part from the $376 write off of a minority investment.

Provision for Income Taxes

The provision for income taxes was $12,392 or 38.7% of income before income taxes for the nine months ended September 30, 2012, compared to $8,275 or 30.8% of income before income taxes for the nine months ended September 30, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were impacted due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by an increase due to state and local taxes, the effect of permanent differences and foreign taxes. The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 11.1% and 26.2% for the nine months ended September 30, 2012 and 2011, respectively.

Segment Results—Nine months ended September 30, 2012 versus nine months ended September 30, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Nine Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Financial Advisory
Revenue (excluding reimbursables)	$193,888	$181,112	$12,776	7.1%
Segment operating income	$37,660	$30,364	$7,296	24.0%
Segment operating income margin	19.4%	16.8%	2.6%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$42,571	$41,271	$1,300	3.1%
Segment operating income	$10,651	$9,345	$1,306	14.0%
Segment operating income margin	25.0%	22.6%	2.4%

Investment Banking
Revenue (excluding reimbursables)	$92,788	$42,577	$50,211	117.9%
Segment operating income	$8,419	$946	$7,473	790.0%
Segment operating income margin	9.1%	2.2%	6.9%

Totals
Revenue (excluding reimbursables)	$329,247	$264,960

Segment operating income	$56,730	$40,655
Net client reimbursable expenses	(54)	(123)
Equity-based compensation from Legacy Units and IPO Options	(22)	(241)
Depreciation and amortization	(13,010)	(7,934)
Acquisition retention expenses	(6,507)	(600)
Restructuring charges	(1,824)	(3,995)
Transaction and integration costs	(1,914)	(801)
Operating income	$33,399	$26,961

Average Client Service Professionals
Financial Advisory	621	572	49	8.6%
Alternative Asset Advisory	103	93	10	10.8%
Investment Banking	303	136	167	122.8%
Total	1,027	801	226	28.2%

End of Period Client Service Professionals
Financial Advisory	657	580	77	13.3%
Alternative Asset Advisory	106	100	6	6.0%
Investment Banking	311	149	162	108.7%
Total	1,074	829	245	29.6%

Revenue per Client Service Professional
Financial Advisory	$312	$317	$(5)	(1.6)%
Alternative Asset Advisory	$413	$444	$(31)	(7.0)%
Investment Banking	$306	$313	$(7)	(2.2)%
Total	$321	$331	$(10)	(3.0)%

Results of Operations by Segment – Continued

	Nine Months Ended
	September 30, 2012	September 30, 2011	Unit Change	Percent Change
Utilization(a)
Financial Advisory	72.2%	71.3%	0.9%	1.3%
Alternative Asset Advisory	59.4%	60.6%	(1.2)%	(2.0)%

Rate-Per-Hour(b)
Financial Advisory	$334	$338	$(4)	(1.2)%
Alternative Asset Advisory	$506	$515	$(9)	(1.7)%

Revenue (excluding reimbursables)
Financial Advisory	$193,888	$181,112	$12,776	7.1%
Alternative Asset Advisory	42,571	41,271	1,300	3.1%
Investment Banking	92,788	42,577	50,211	117.9%
Total	$329,247	$264,960	$64,287	24.3%

Average Managing Directors
Financial Advisory	94	92	2	2.2%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	74	43	31	72.1%
Total	191	160	31	19.4%

End of Period Managing Directors
Financial Advisory	96	90	6	6.7%
Alternative Asset Advisory	24	25	(1)	(4.0)%
Investment Banking	73	50	23	46.0%
Total	193	165	28	17.0%

Revenue per Managing Director
Financial Advisory	$2,063	$1,969	$94	4.8%
Alternative Asset Advisory	$1,851	$1,651	$200	12.1%
Investment Banking	$1,254	$990	$264	26.7%
Total	$1,724	$1,656	$68	4.1%

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

(b)
Average billing rate-per-hour is calculated by dividing revenue for the period by the number of hours worked on client assignments (including internal projects for the Company) during the same period. Financial Advisory revenue used to calculate rate-per-hour exclude revenue associated with certain property tax engagements. The average billing rate excludes certain hours from our acquisitions prior to their transition to the Company's financial system.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relate to the cross utilization of client service professionals across reportable segments occur each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $7,963 and $9,073 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the nine months ended September 30, 2012 and 2011, respectively.

Financial Advisory

Revenue
Revenue from the Financial Advisory segment increased $12,776 or 7.1% to $193,888 for the nine months ended September 30, 2012, compared to $181,112 for the nine months ended September 30, 2011, as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$106,995	$104,105	$2,890	2.8%
Tax Services(a)	29,531	32,247	(2,716)	(8.4)%
Dispute & Legal Management Consulting	57,362	44,760	12,602	28.2%
	$193,888	$181,112	$12,776	7.1%

_______________
(a)	For the nine months ended September 30, 2012, our acquisition of Growth Capital Partners (effective June 30, 2011) contributed $279 of incremental revenue to Tax Services.

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting and Valuation Advisory, partially offset by a decrease in revenue from Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity. This demand is also driven by a notable increase in corporate spending to support commercial litigation.

Revenue from Valuation Advisory increased primarily as the result of demand for our core valuation expertise domestically. From a product perspective, revenue increased from fixed asset, real estate, legal entity and non-transaction related valuations, partially offset by a decrease in revenue from valuations for purchase price allocations.

The decrease in revenue from Tax Services primarily resulted from a reduction of transfer pricing services.

Segment Operating Income
Financial Advisory segment operating income increased $7,296 or 24.0% to $37,660 for the nine months ended September 30, 2012, compared to $30,364 for the nine months ended September 30, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenue, was 19.4% for the nine months ended September 30, 2012, compared to 16.8% for the nine months ended September 30, 2011. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated costs, partially offset by higher direct compensation costs from an increase in average headcount between periods.

Alternative Asset Advisory

Revenue
Revenue from the Alternative Asset Advisory segment increased $1,300 or 3.1% to $42,571 for the nine months ended September 30, 2012, compared to $41,271 for the nine months ended September 30, 2011, as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$20,098	$19,469	$629	3.2%
Complex Asset Solutions	15,222	13,444	1,778	13.2%
Due Diligence	7,251	8,358	(1,107)	(13.2)%
	$42,571	$41,271	$1,300	3.1%

Our Alternative Asset Advisory segment benefited from higher revenue from Portfolio Valuation and Complex Asset Solutions, partially offset by a decrease in revenue from Due Diligence. Portfolio Valuation primarily benefited from modest growth in new product offerings.

Revenue from Complex Asset Solutions was higher as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit.

Revenue from Due Diligence was lower as a result of an engagement in the corresponding prior year period that did not occur in the current year period.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $1,306 or 14.0% to $10,651 for the nine months ended September 30, 2012, compared to $9,345 for the nine months ended September 30, 2011. Segment operating income margin was 25.0% for the nine months ended September 30, 2012, compared to 22.6% for the nine months ended September 30, 2011. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated costs.

Investment Banking

Revenue
Revenue from the Investment Banking segment increased $50,211 or 117.9% to $92,788 for the nine months ended September 30, 2012, compared to $42,577 for the nine months ended September 30, 2011, as summarized in the following table:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$32,452	$9,044	$23,408	258.8%
Transaction Opinions	20,870	22,963	(2,093)	(9.1)%
Global Restructuring Advisory(b)	39,466	10,570	28,896	273.4%
	$92,788	$42,577	$50,211	117.9%

_______________
(a)
For the nine months ended September 30, 2012, M&A Advisory includes $2,846 of incremental revenue from our acquisition of Growth Capital Partners (effective June 30, 2011) and $13,232 of revenue from our acquisition of Pagemill Partners (effective December 30, 2011).

(b)
For the nine months ended September 30, 2012, Global Restructuring Advisory includes $23,945 revenue from our acquisition of MCR (effective October 31, 2011) and $5,671 from the Toronto-based financial restructuring practice of RSM Richter (effective December 12, 2011).

Our Investment Banking segment benefited from higher revenue from Global Restructuring Advisory and M&A Advisory, partially offset by a decrease in revenue from Transaction Opinions. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets.

The increase in revenue from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill and more success fees in the remainder of the M&A Advisory business.

The decrease in revenue from our Transaction Opinions business resulted from an increase in the number of opinions issued at a lower average value per opinion.

Segment Operating Income
Operating income from the Investment Banking segment increased $7,473 or 790.0% to $8,419 for the nine months ended September 30, 2012, compared to $946 for the nine months ended September 30, 2011. Operating income margin was 9.1% for the nine months ended September 30, 2012, compared to 2.2% for the nine months ended September 30, 2011. The increase in segment operating income primarily resulted from higher revenue, partially offset by higher direct compensation costs and a higher percentage of allocated costs both from an increase in average headcount primarily from acquisitions.

Liquidity and Capital Resources

Our primary sources of liquidity are our existing cash balances and availability under our revolving credit facility. Our historical cash flows are primarily related to the timing of (i) cash receipt of revenue, (ii) payment of base compensation, benefits and operating expenses, (iii) payment of bonuses to employees, (iv) distributions and other payments to noncontrolling unitholders, (v) corporate tax payments by the Company, (vi) dividends to the extent declared by the board of directors, (vii) funding of our deferred compensation program, (viii) repurchases of Class A common stock, (ix) cash consideration for acquisitions and acquisition-related expenses and (x) capital expenditures.

Cash and cash equivalents increased by $7,851 to $46,837 at September 30, 2012, compared to $38,986 at December 31, 2011. The increase in cash primarily resulted from $46,588 provided by operating activities, partially offset by $22,836 used in investing activities and $16,035 used in financing activities.

Operating Activities
During the nine months ended September 30, 2012, cash of $46,588 was provided by operating activities, compared to $14,545 in the corresponding prior year period. The increase of amounts provided by operating activities primarily resulted from changes in assets and liabilities using cash, including accounts receivable, unbilled services and accrued compensation and benefits.

Investing Activities
During the nine months ended September 30, 2012, cash of $22,836 was used in investing activities, compared to $15,801 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisitions and acquisition-related working capital settlements and (iii) purchases of investments related to the Company's deferred compensation plan and other investments. The increase in purchases of property and equipment primarily resulted from (a) real estate build outs due to the expiration of office leases and the consolidation of certain offices from acquisitions and (b) technology spend related to investments to enhance our platform for our tax business and upgrades of existing computer systems.

Financing Activities
During the nine months ended September 30, 2012, cash of $16,035 was used in financing activities, compared to $34,788 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Borrowings under and repayments of revolving line of credit—During the nine months ended September 30, 2012, we borrowed $30,000 under our revolving line and repaid $12,500. The net proceeds were used to fund short-term working capital needs.

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

•
Repurchases of Class A common stock—In the nine months ended September 30, 2012, repurchases of Class A common stock represents shares Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock and to a lesser extent shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

•	Distributions and other payments to noncontrolling unitholders—Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Distributions for taxes	$679	$1,502
Other distributions	1,517	2,804
	$2,196	$4,306

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

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $17,500 outstanding under the Credit Facility as of September 30, 2012. As of September 30, 2012, the Company had $2,394 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at September 30, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of September 30, 2012.

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

Market risks at September 30, 2012 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 through July 31, 2012	—	$—	—	$20,005
August 1 through August 31, 2012	130	13.11	130	18,300
September 1 through September 30, 2012	1	13.25	1	18,291
Total	131	$13.11	131

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

In the three months ended September 30, 2012, 1,923 New Class A Units were exchanged for 1,923 shares of Class A common stock and 1,923 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges. The 1,923 units exchanged for shares of Class A common stock includes 1,878 New Class A Units exchanged for shares of Class A common stock by entities affiliated with Vestar Capital Partners. Vestar subsequently sold these shares to an underwriter in conjunction with a follow-on offering.

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

DUFF & PHELPS CORPORATION
(Registrant)

Date:	October 25, 2012	/s/ Patrick M. Puzzuoli
Patrick M. Puzzuoli
Executive Vice President & Chief Financial Officer