Form 10-K
period 2012-12-31
Duff & Phelps Corp
filed 2013-02-25
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012

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
Large Accelerated Filer ☐    Accelerated Filer ☑    Non-Accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The aggregate market value of the registrant's Class A common stock held by non-affiliates was $513.5 million as of June 30, 2012, based on the closing price of the registrant's Class A common stock reported on the New York Stock Exchange on such date of $14.50 per share, assuming the conversion of all shares of Class B common stock into shares of Class A common stock and exclusion of common equity held by affiliates.
The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 42,410,137 as of February 15, 2013. There were no shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, as of February 15, 2013.
Documents Incorporated by Reference
Portions of the registrant's consolidated financial statements are incorporated by reference into Part I and Part II of this Form 10-K.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

In this report, references to the “Company,” “Duff & Phelps,” “we,” “us,” and “our” refer to Duff & Phelps Corporation and its consolidated subsidiaries. References to “revenue” refer to revenue excluding client reimbursable expenses. Amounts are reported in thousands, except for per share amounts, rate-per-hour, headcount or where the context requires otherwise.

PART I

Item 1. Business.

Overview
Duff & Phelps is a leading provider of independent financial advisory and investment banking services. As one of the leading providers of independent valuation services in the world, our core competency is making highly technical and complex assessments of value. Professional services include the core areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Headquartered in New York, New York, we provide services to publicly traded and privately held companies, government entities and investment organizations such as private equity firms and hedge funds. Additionally, we maintain extensive relationships with law, accounting and investment banking firms that refer a meaningful amount of business. Our services are delivered from various offices around the world by over 1,000 client service professionals who possess highly specialized skills in finance, valuation, accounting and tax.

Our collaborative culture promotes cross-selling and coordinated pursuit of new business opportunities across practice groups and services. In addition, our integrated and multi-disciplined approach enables us to share professionals across multiple service lines, which more efficiently utilizes and develops our team's skill set. Duff & Phelps' culture, global scale, broad service offering and strong brand name provide an appealing career platform that attracts and retains some of the most talented professionals in our field.

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

Duff & Phelps Corporation was incorporated on April 23, 2007 and consummated its initial public offering (“IPO”) on October 3, 2007.

Entry into a Definitive Merger Agreement
On December 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Duff & Phelps Acquisitions, LLC, a wholly owned subsidiary of the Company (“D&P Acquisitions”), Dakota Holding Corporation (“Parent”), Dakota Acquisition I, Inc., a wholly owned subsidiary of Parent (“Merger Sub I”), and Dakota Acquisition II, LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), pursuant to which Merger Sub II will merge with and into D&P Acquisitions with D&P Acquisitions surviving, and immediately thereafter Merger Sub I will merge with and into the Company (the “Merger”) with the Company surviving as a wholly owned subsidiary of Parent.  Parent is owned by funds advised by

Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie, and The Edmond de Rothschild Group.

Under the terms of the Merger Agreement, if the Merger is consummated, each outstanding share of our Class A common stock will be converted into the right to receive $15.55 per share in cash plus any unpaid dividends with respect thereto with a record date prior to the effective time of the Merger, in each case without interest and less applicable withholding taxes.

The Merger is subject to the satisfaction of a number of conditions that are beyond our control that may prevent, delay or otherwise adversely affect the completion of the Merger. These conditions include, among other things, stockholder and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied. Assuming the satisfaction of the conditions to the Merger, we expect the transaction to close in the first half of 2013, as to which there can be no assurance.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. In certain circumstances, we would be responsible to pay a termination fee to Parent of $19,964. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes.

Parent has advised the Company that Parent and Merger Sub I have obtained debt financing commitments for the transactions contemplated by the merger agreement, the proceeds of which (together with available cash at the Company and proceeds from the equity commitments) will be used by Parent to pay the aggregate merger consideration and all related fees and expenses and to refinance certain indebtedness of the Company. Parent has advised the Company that Barclays Bank PLC (“Barclays”), Credit Suisse AG (“CS”) and Royal Bank of Canada (“RBC” and, collectively with Barclays and CS, the “Lenders”) have committed to provide $424,000 in senior secured first-lien loan facilities, comprised of a $349,000 senior secured term loan facility and a $75,000 senior secured revolving credit facility of which $20,000 may be drawn on the closing date of the mergers, on the terms and subject to the conditions set forth in a debt financing commitment dated December 30, 2012 (the “Debt Financing Commitment”).

The obligation of the Lenders to provide debt financing under the Debt Financing Commitment is subject to a number of conditions, exceptions and qualifications, including without limitation: (i) the absence of a material adverse effect on the Company since December 31, 2011, (ii) execution and delivery of definitive documentation with respect to the debt financing contemplated by the Debt Financing Commitment and otherwise mutually agreed, (iii) accuracy of certain specified representations and warranties in the loan documents and in the merger agreement, (iv) receipt of equity financing from the investors in an amount at least equal to a specified minimum, (v) certain marketing periods with respect to the financing shall have expired and (vi) consummation of the merger in accordance with the merger agreement. The final termination date for the Debt Financing Commitment is the earliest of (i) the consummation of the merger with or without the funding of the proposed credit facilities (or earlier termination of the merger agreement in accordance with its terms) and (ii) July 1, 2013.

The Lenders' commitments to provide the debt financing are not conditioned upon a successful syndication of any of the credit facilities. Prior to the completion of the mergers, no assignment, syndication or participation of the credit facilities by a Lender in respect of its commitment will relieve such Lender of its obligations under the Debt Financing Commitment.

It is anticipated that Duff & Phelps Corporation will become the borrower of the debt obtained to finance the merger.

Overview of Our Services

Financial Advisory	Alternative Asset Advisory	Investment Banking

Valuation Advisory	Portfolio Valuation	M&A Advisory

Tax Services	Complex Asset Solutions	Transaction Opinions

Dispute & Legal Management Consulting	Transaction Advisory Services	Global Restructuring Advisory

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

Segment revenue as a percentage of total revenue excluding reimbursable expenses is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Financial Advisory	58%	66%	63%
Alternative Asset Advisory	12%	14%	12%
Investment Banking	30%	20%	25%
	100%	100%	100%

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. Our Alternative Asset Advisory segment provides services related to Portfolio Valuation, Complex Asset Solutions and Transaction Advisory Services. We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues. Our Investment Banking segment includes our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units. Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

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

Transfer Pricing.  Transfer pricing is a significant international tax issue facing multinational companies. Most tax authorities require comprehensive transfer pricing documentation, have other compliance requirements and impose severe penalties for failure to comply. Furthermore, transfer pricing presents significant tax optimization opportunities for multi-national companies. We provide a full scope of transfer pricing services to ensure that intercompany transactions comply with required arm's-length standards as well as create the contemporaneous documentation to support global compliance requirements.

Tax Services
We provide state and local tax services, including tax valuation and consulting services for a variety of transaction-related, compliance, planning and dispute purposes.

Property Tax Services. Property taxes are a significant recurring expense paid by companies, but one of the least understood due to the complexity of the applicable tax regulations. We assist companies in identifying opportunities for property tax savings by reviewing their property tax assessments and liabilities. Our services include negotiating assessment appeals, providing property tax due diligence for acquisitions, preparing studies to remove non-taxable embedded costs, obtaining property tax exemptions and providing general property tax consulting and compliance services.

Business Incentives Advisory. State and local governments often offer valuable tax incentives in return for investments in their jurisdictions. Whether the planned investment will create new facilities, expand or relocate operations, penetrate new markets, result in hiring additional or replacement employees, or initiate research and development activities, business incentives in the form of tax exemptions, tax credits, project grants and other tax benefits may be available at the state and local levels to offset some of these costs. Our strategic geographic network of business incentives experts provides us with specialized, local knowledge of the potential business incentives available to our clients.

Unclaimed Property and Tax Risk Advisory. Our professionals combine their extensive experience and technical resources to help our clients manage their unclaimed property responsibilities. We offer services to help clients effectively manage the reporting of unclaimed property, such as audit representation and negotiation, transaction planning and M&A assistance, and outsourcing of the unclaimed property compliance process.

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

Global Electronic Discovery and Investigations.  Our electronic discovery and investigations practice supports the efforts of both the dispute consulting and legal management consulting practices.  Our services include computer forensic investigations and expert testimony, litigation readiness and electronic discovery cost containment consulting, complex document and data management systems, electronic discovery collection, preservation, processing, analysis, review and production of a wide variety of digital evidence types.

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

Portfolio Valuation
Our portfolio valuation client service professionals specialize in assisting the alternative asset management community with investment and reporting issues, including portfolio valuations, “best practices” consulting, general partnership valuations, secondary market transaction valuations and operational risk due diligence. Our portfolio valuation clients include investors in illiquid and restricted securities, including private equity firms and hedge funds.  The majority of our clients' illiquid portfolios are comprised of secured and unsecured loans and other debt instruments, privately held preferred equity and common equity, convertible securities, warrants and options, structured products, OTC and other derivative securities.  Similar to our corporate clients, our alternative asset community clients are under intense scrutiny regarding their fiduciary duties to their investors/constituents, which has prompted many of these firms to obtain outside assurances on the valuations of the investment portfolios for which they are responsible.  Conflict of interest considerations typically prevent any accounting firm that has an audit relationship with a portfolio company from rendering valuation advisory services on the entire portfolio.  As a result, we typically do not compete with large accounting firms, such as the four largest international accounting firms (i.e., the “Big Four”), in providing these services.  We typically deliver these services on a recurring basis.  We believe we are a market leader in portfolio valuations, which provides us with an attractive opportunity to increase our revenue in this practice group and increase our brand equity and recognition within the alternative asset community.

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

Transaction Advisory Services
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

Investment Banking

Our Investment Banking segment focuses on providing services to corporate and investor clients through our M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units. A significant portion of revenue in this segment is generated from success-based fees that are paid when a transaction closes and are generally tied to the value of the transaction. As a result, revenue in this segment can be less predictable and more event-driven than revenue in our Financial Advisory and Alternative Asset Advisory segments. However, projects in this segment have the potential to generate higher revenue per client service professional, thereby resulting in higher margins.

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

Our Global Reach
Increasing our global presence remains a key strategy. Revenue excluding reimbursable expenses attributable to geographic area is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
North America	85%	90%	89%
Europe	14%	9%	10%
Asia	1%	1%	1%
	100%	100%	100%

Our Clients
We have a client base that includes Fortune 1000 and smaller companies, prominent law firms and leading private equity and hedge funds. Our clients operate in a broad array of industries. The following table summarizes our global client base and the number of engagements we performed for each client:

	Approximate Number of Clients	Approximate Number of Engagements
2012	2,800	6,600
2011	2,300	4,800
2010	2,100	4,500

In addition, our client base includes over one third of S&P 500 companies. Our top ten clients represented approximately 13.2%, 12.8% and 11.8% of revenue excluding reimbursable expenses in 2012, 2011 and 2010, respectively. No single client accounted for more than 3.5%, 4.4% and 2.4% of total revenue in the years ended December 31, 2012, 2011 and 2010, respectively.

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

At December 31, 2012, we had 1,438 globally-based personnel, consisting of 1,120 experienced and credentialed client service professionals and 318 internal support personnel and administrative staff. Of our 1,120 client service professionals, 204 were managing directors and 916 were directors, vice presidents, senior associates and analysts; 825 were based in the United States, 42 in Canada, 224 in Europe and 29 in Asia. Most of our client service professionals have backgrounds in accounting, finance or economics. The common elements of these skill sets enables us to transfer staff between service lines to better manage the utilization and career development of our client service professionals. We source these client service professionals from top undergraduate and graduate schools, and from a variety of our competitors, including the Big Four, independent specialty consulting firms, middle market investment banks and larger, diversified investment banks.

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

Item 1A. Risk Factors.

Risks Related to the Agreement and Plan of Merger

The Merger is subject to various closing conditions, and there can be no assurances as to whether and when it may be completed
On December 30, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Duff & Phelps Acquisitions, LLC (“D&P Acquisitions”), a wholly owned subsidiary of Duff & Phelps Corporation, Dakota Holding Corporation (“Parent”), Dakota Acquisition I, Inc., a wholly owned subsidiary of Parent (“Merger Sub I”), and Dakota Acquisition II, LLC, a wholly owned subsidiary of Dakota Acquisition I, Inc. (“Merger Sub II”), pursuant to which Merger Sub II will merge with and into D&P Acquisitions with D&P Acquisitions surviving, and immediately thereafter Merger Sub I will merge with and into the Company (the “Merger”) with the Company surviving as a wholly owned subsidiary of Parent. Parent is owned by funds advised by Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie, and The Edmond de Rothschild Group.

Under the terms of the Merger Agreement, if the Merger is consummated, each outstanding share of our Class A common stock will be converted into the right to receive $15.55 per share in cash plus any unpaid dividends with respect thereto with a record date prior to the effective time of the Merger, in each case without interest and less applicable withholding taxes. The consummation of the Merger is subject to certain closing conditions, including the approval of our stockholders and regulatory approvals.

The Merger is subject to the satisfaction of a number of conditions that are beyond our control that may prevent, delay or otherwise adversely affect the completion of the Merger. These conditions include, among other things, stockholder and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied. Assuming the satisfaction of the conditions to the Merger, we expect the transaction to close in the first half of 2013, as to which there can be no assurance.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. In certain circumstances, we would be responsible to pay a termination fee to Parent of $19,964. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated, our remedies will be limited
Even though obtaining financing is not a condition to the completion of the Merger, the failure of Parent to obtain sufficient financing is likely to result in the failure of the Merger to be completed. In that case, and in certain other cases, Parent may be obligated to pay us a fee equal to $39,929. Subject to certain specific performance rights, such fee (and in certain cases interest payments, reimbursement of certain limited expenses and certain indemnification rights related to the financing) is our sole and exclusive remedy against Parent, Merger Sub I, Merger Sub II, their financing sources, any of their respective affiliates and any of their respective former, current, or future general or limited partners, stockholders, directors, officers, employees, managers, members or agents for any loss suffered with respect to the Merger Agreement and the transactions contemplated thereby, the termination of the Merger Agreement, the failure of the Merger to be consummated or any breach of the Merger Agreement by Parent, Merger Sub I or Merger Sub II.

The pendency of the Merger could materially and adversely affect our operations and the future of our business or result in a loss of employees
In connection with the pending Merger, it is possible that some clients, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenue, earnings and cash flows, as well as the market price of our Class A common stock, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may adversely affect our ability to attract and retain key employees.

The Merger Agreement restricts the conduct of our business prior to the completion of the Merger and limits our ability to pursue an alternative acquisition proposal to the Merger
Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to execute certain of our business strategies. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

In addition, the Merger Agreement prohibits us from soliciting alternative acquisition proposals from third parties and engaging in discussions or negotiations with third parties regarding alternative acquisition proposals from February 9, 2013, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $19,964 if the Merger Agreement is terminated under certain circumstances, including if we terminate to accept an alternative acquisition proposal. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders than the value resulting from the Merger. The termination fee may also discourage third parties from pursuing an acquisition proposal with respect to us.

The Merger Agreement restricts our ability to declare and pay dividends
We pay quarterly cash dividends to holders of record of our Class A common stock. Dividends are subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration, payment and the amount of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. We cannot provide assurance that we will continue to declare dividends at all. If, for example, deteriorating economic conditions or disruptions in the credit markets have a significant impact on our liquidity or ability to obtain financing, our board of directors could decide to suspend dividend payments in the future. A suspension of our dividend payments could have a negative effect on our stock price.

Under the terms of the Merger Agreement, we are only permitted to make payments of our regular quarterly dividends of $0.09 per share of our Class A common stock with record dates and payment dates consistent with the prior year. The timing of the closing of the Merger will impact whether our Class A stockholders will receive future dividends to the extent declared by our board of directors. If the Merger Agreement is consummated, current holders of our Class A common stock will no longer be entitled to receive dividends following consummation of the Merger.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results
If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•
under the Merger Agreement, we may be required to pay a termination fee of either $6,656 (and reimburse Parent for certain fees and expenses related to the transaction up to $1,250) or $19,964 (depending on the circumstances);

•	we may be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•	having had the focus of our management directed towards the Merger instead of our core business and other opportunities that could have been beneficial to us; and

•
a lack of alternative business combination transactions that would create stockholder value comparable to the value perceived to be created by the Merger in the event our board of directors determines to seek an alternative transaction.

In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement. Our remedies if the Merger Agreement is terminated are limited.

Pending litigation against the Company, the other parties to the merger and our directors could result in an injunction preventing completion of the Merger or the payment of damages in the event the Merger is completed
Since the announcement on December 30, 2012 of the execution of the Merger Agreement, the Company, the members of our board of directors and certain other parties to the Merger Agreement have been named as defendants in two lawsuits brought by individuals who allege to be our stockholders challenging the proposed Merger. The lawsuits allege generally, among other things, that the Merger fails to properly value the Company, that our directors breached their fiduciary duties in approving the Merger Agreement and that those breaches were aided and abetted by, in one lawsuit, the Company, D&P Acquisitions, Parent, Merger Sub I and Merger Sub II and in the other lawsuit, D&P Acquisitions, Parent, Merger Sub I, Merger Sub II, Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie and The Edmond de Rothschild Group. The lawsuits seek, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed upon terms, monetary relief, rescission and attorneys' fees and costs.

One of the conditions to the closing of the Merger is that no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the completion of the Merger or any of the transactions contemplated under the Merger Agreement must be in effect and completion of the Merger must not be illegal under any applicable statute, rule, regulation, order, injunction or decree enacted, entered, promulgated or enforced by any governmental entity. Consequently, if the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants' ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all. If completion of the Merger is prevented or delayed, it could result in substantial costs to us. In addition, we could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Risks Related to Our Business

An economic downturn, decline in global financial markets and/or other conditions beyond our control may materially and adversely affect our business, results of operations, financial condition, access to funding, the market price of our Class A common stock and sufficient sources of capital to meet our working capital needs
An economic downturn, decline in global financial markets and/or other conditions beyond our control may adversely affect employment rates, commercial and consumer spending, commercial and consumer indebtedness, availability of credit, asset values, investments and liquidity, which in turn may negatively impact certain of our customers and have resulted and may result in decreased demand or pricing levels for our services.

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

Also, if we attempt to obtain future financing in addition to, or replacement of, our existing credit facility, to finance our continued growth through acquisitions or otherwise, changes in global economic conditions could negatively impact our ability to obtain such financing which could adversely affect our liquidity, financial position and results of operations.

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

Further, many of our engagements depend upon transactions, disputes or proceedings that involve our clients. Our clients may decide at any time to abandon the transaction, resolve the dispute or proceeding or file for bankruptcy. Our engagements can therefore terminate suddenly and without advance notice to us. If an engagement is terminated unexpectedly, our client service professionals working on the engagement could be underutilized until we assign them to other projects. In addition, because much of our work is project-based rather than recurring in nature, our client service professionals' utilization depends on our ability to secure engagements on a continual basis. Accordingly, the termination or significant reduction in the scope of a single large engagement could have an immediate adverse impact on our revenue and results of operations.

A high percentage of our revenue is derived from a small number of clients and the reduction of services provided to clients or termination of any one of our engagements could reduce our revenue and harm our operating results
Our clients operate in a broad array of industries and include Fortune 1000 companies, smaller companies, prominent law firms, and leading private equity and hedge funds. Our top ten clients represented approximately 13.2%, 12.8% and 11.8% of revenue excluding reimbursable expenses in 2012, 2011 and 2010, respectively. The composition of the group of clients comprising these percentages can vary significantly each year, and a relatively small number of clients may account for a significant portion of our revenue. The loss, decrease or inability to replace revenue from even one client or the failure of us to consummate a success-fee based engagement could adversely affect our revenue and results of operations.

The financial advisory, alternative asset advisory and investment banking industries are highly competitive, and we may not be able to compete effectively
The financial advisory and alternative asset advisory industries are extremely competitive, highly fragmented and subject to rapid change and we expect it to remain so in the future. The industries include a large number of participants with a variety of skills and industry expertise, including the consulting practices of major accounting, financial consulting, technical and economic advisory, general management consulting firms and regional and specialty consulting firms as well as the internal professional resources of organizations. Our competitors vary depending on the particular practice group. In addition, we also expect to continue to face competition from new entrants because the barriers to entry into financial advisory services and corporate finance consulting are relatively low. The principal competitive factors in the financial advisory and corporate finance consulting markets include firm and professional reputations, client and referral source relationships, the ability to attract and retain top professionals, the ability to manage engagements effectively and the ability to be responsive and provide high quality services. There is also competition on price. Many of our competitors have greater national and international presences, as well as significantly greater personnel, financial, technical and marketing resources. In addition, these competitors may generate greater revenue and have greater name recognition than we do. If we are unable to compete successfully with our existing competitors or with any new competitors, our financial results will be adversely affected.

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

Revenue from our success-based engagements are difficult to predict, and the timing and extent of recovery of our costs is uncertain
From time to time, primarily in our Investment Banking segment and in certain of our Tax Services businesses, we enter into engagement agreements under which our fees include a significant success-based component. Success-based fees are contingent on the achievement of certain goals, such as the successful completion of a transaction or restructuring. In many cases we are not paid for advisory engagements that do not result in the successful consummation of a transaction or restructuring, other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer.

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

Because success-based fees are contingent, revenue on such engagements, which is recognized when all revenue recognition criteria are met, is not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year. In the current economic environment, completing transactions is a challenge, and many have failed or been delayed, making our ability to predict revenue increasingly difficult, even late into any fiscal period. We intend to continue to enter into success-based fee arrangements and these engagements could impact our revenue to a greater extent in the future. Should success-based fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our Class A common stock.

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

Acquisitions or investments may disrupt our operations or adversely affect our results
We regularly evaluate opportunities to acquire or invest in other businesses as part of our growth strategy where we think we can add substantial value or generate meaningful returns. Acquisitions or investments may be dependent upon the availability of suitable opportunities and capital resources to effect our strategy, contractual limitations (including those under the Merger Agreement and our credit agreement), the level of competition from other companies that may have greater financial resources than we do or may not require the same level of disclosure of these activities, our ability to value acquisition and investment candidates accurately and negotiate acceptable terms for those acquisitions and investments, and our ability to identify and enter into mutually beneficial relationships with joint venture partners. The expenses we incur evaluating, pursuing and integrating acquisitions could have a material adverse effect on our results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. In particular, non-U.S. companies offer distinct integration challenges related to foreign laws and governmental regulations, including tax and employee benefit laws, and other factors relating to operating in countries other than the U.S.

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

Our international operations create special risks
We intend to continue our international expansion, and our international revenue could account for an increasing portion of our revenue in the future. Our international operations carry special financial and business risks, and include the following:

•	greater difficulties in managing and staffing foreign operations,
•	language and cultural differences,
•	currency fluctuations that adversely affect our financial position and operating results,
•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers,
•	greater difficulties in collecting accounts receivable,
•	longer sales cycles,
•	higher operating costs,
•	employment laws, regulatory requirements and rules and related social and cultural factors could result in lower utilization rates and cyclical fluctuations in utilization and revenue,
•	adverse consequences or restrictions on the repatriation of earnings,
•	potentially adverse tax consequences, such as trapped foreign losses,
•	less stable political and economic environments, including the sovereign debt crisis in Europe, and
•	civil disturbances or other catastrophic events that reduce business activity.

If our international revenue increases relative to our total revenues, these factors could have a more pronounced effect on our operating results.

Fluctuations in our quarterly revenue and results of operations could depress the market price of our common stock
We may experience significant fluctuations in our revenue and results of operations from one quarter to the next. If our revenue or net income in a quarter falls below the expectations of securities analysts or investors, the market price of our Class A common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including the number, scope, and timing of ongoing client engagements; when we receive success-based fees; the extent to which we can reassign our client service professionals efficiently from one engagement to the next; the extent to which our client service professionals take holiday, vacation, and sick time; hiring; the extent of fee discounting or cost overruns and other factors affecting productivity and collectability of receivables and unbilled work in process.

Because we generate a substantial portion of our revenue from advisory services that we provide on a time-and-materials basis, our revenue in any period is directly related to the number of our client service professionals, their billing rates, and the number of billable hours they work in that period. We have a limited ability to increase any of these factors in the short term. Accordingly, if we underutilize our client service professionals during one part of a fiscal period, we may be unable to compensate by augmenting revenue during another part of that period. In addition, we are occasionally unable to fully utilize any additional client service professionals that we hire, particularly in the quarter in which we hire them. Moreover, a significant majority of our operating expenses, primarily office rent and salaries, are fixed in the short term. As a result, if our revenue fails to meet our expectations in any quarter, the shortfall could have a disproportionate adverse effect on our net income. For these reasons, we believe our historical results of operations are not necessarily indicative of our future performance.

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

We are subject to unpredictable risks of litigation
Although we seek to avoid litigation whenever possible, from time to time we are party to various lawsuits and claims. Disputes may arise, for example, from client engagements, employment issues, regulatory actions, business acquisitions, real estate, other commercial transactions and stockholders. There can be no assurances that any lawsuits or claims will be immaterial in the future.

Fees earned in connection with assignments in the bankruptcy context may be subject to challenge and reduction
From time to time we advise debtors, creditors, examiners or other stakeholders of companies which are involved in bankruptcy proceedings in the United States Bankruptcy Courts. Under the applicable rules of those courts, our fees are subject to approval by the court and other interested parties have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may be subject to successful challenges, which could result in a reduction of revenue and affect our stock price adversely.

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

Our failure to comply with the covenants in our credit agreement could have a material adverse effect on our financial condition and liquidity
Our credit agreement contains financial covenants requiring, among other things, certain levels of interest and debt coverage. Poor financial performance could cause us to be in default of these covenants. If we fail to comply with the covenants in our credit agreement, this could result in our having to seek an amendment or waiver from our lenders to avoid the termination of their commitments and/or the acceleration of the maturity of outstanding amounts under the credit facility. The cost of our obtaining an amendment or waiver could be significant, and further, there can be no assurance that we would be able to obtain an amendment or waiver. If our lenders were unwilling to enter into an amendment or provide a waiver, all amounts outstanding under our credit facility would become immediately due and payable.

We have variable rate indebtedness which subjects us to interest rate risk and may cause our annual debt service obligations to increase significantly
Borrowings under our credit facility are at variable rates of interest which expose us to interest rate risk. If interest rates increase, our debt service obligations would increase even though the amount borrowed remained the same, and in turn, our net income would decrease.

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

Our operations and infrastructure could malfunction or fail
Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with or through whom we conduct business, whether due to human error, natural disasters, the effects of climate change, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism, acts of terrorism or war or otherwise. We do not have fully redundant systems, and our disaster recovery plan does not include restoration of all services. Nearly all of our personnel in our primary locations work in close proximity to each other. If a disruption occurs in one location and our personnel in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients and customers may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. We will need to continue to invest in technology in order to meet the developing demands of our clients and achieve redundancies necessary to prevent service interruptions.

We depend on the use of sophisticated technologies and systems. Some of our practices provide services that are increasingly dependent on the use of software applications and systems that we do not own and could become unavailable. Moreover, our technology platforms will require continuing investments by us in order to expand existing service offerings and develop complementary services. Our future success depends on our ability to adapt our services and infrastructure while continuing to improve the performance, features and reliability of our services in response to the evolving demands of the marketplace.

If the integrity of our information systems is compromised or our information systems are inadequate to keep up with the needs of our business, our reputation, business and results of operations could be adversely affected
Our operations rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and employees. The breadth and complexity of this infrastructure increases the potential risk of security breaches which could lead to potential unauthorized disclosure of confidential information. In providing services to clients, we may manage, utilize and store sensitive or confidential client or employee data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the U.S. federal and state laws governing the protection of health or other personally identifiable information and international laws such as the European Union Directive on Data Protection.

These laws and regulations are increasing in complexity and number. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution. In addition, unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients and their related revenue in the future.

Our potential liability in the event of a security breach of client data could be significant and depending on the circumstances giving rise to the breach, this liability may not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages. Any unauthorized disclosure of sensitive or confidential data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems, including an intentional attack by a person or persons who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete
We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new engagements.  Certain of our service offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenue, could be adversely affected.  There is no assurance that we will be able to develop new, innovative or improved technology or intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors.  If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenue and results of operations could be adversely affected.

Expanding our service offerings or number of offices may not be profitable and our failure to manage expansion successfully could adversely affect our revenue and results of operations
We may choose to develop new service offerings or open new offices because of market opportunities or client demands. Developing new service offerings involves inherent risks, including our inability to estimate demand for the new service offerings, competition from more established market participants, a lack of market understanding, and unanticipated expenses to recruit and hire qualified client service professionals and to market and provide our new service offerings. In addition, expanding into new geographic areas and/or expanding current service offerings is challenging and may require integrating new client service professionals into our culture as well as assessing the demand in the applicable market. Expansion creates new and increased management and training responsibilities for our professionals. Expansion also increases the demands on our internal systems, procedures, and controls, and on our managerial, administrative, financial, marketing, and other resources. New responsibilities and demands may adversely affect the overall quality of our work. If we cannot manage the risks associated with new service offerings or new locations effectively, we are unlikely to be successful in these efforts, which could harm our ability to sustain profitability and our business prospects.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations
Because we have acquired a significant number of businesses, goodwill and other intangible assets represent a significant portion of our assets. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods.

We may be exposed to potential risks if we are unable to achieve and maintain effective internal controls
If we fail to achieve and maintain adequate internal control over financial reporting or fail to implement necessary new or improved controls that provide reasonable assurance of the reliability of the financial reporting and the preparation of our financial statements for external purposes, we may fail to meet our public reporting requirements on a timely basis, and may be unable to adequately or accurately report on our business and our results of operations. Even with adequate internal controls, we may not prevent or detect all misstatements or fraud. Also, internal controls that are currently adequate may in the future become inadequate because of changes in conditions and the degree of compliance with our policies or procedures may deteriorate. These factors could have a material adverse effect on the market price of our stock.

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

We are required to pay the former unitholders of D&P Acquisitions for certain tax benefits
We are treated for U.S. federal income tax purposes as having directly purchased membership interests in D&P Acquisitions from the unitholders of New Class A Units when New Class A Units are exchanged for Class A common stock or redeemed. As a result of our initial redemption of New Class A Units with a portion of the proceeds of the IPO and additional exchanges or redemptions of New Class A Units, we are and will be entitled to a proportionate share of D&P Acquisitions' existing tax basis for its assets, and we will also become entitled to certain tax basis adjustments reflecting the difference between the price we pay to acquire those units and that proportionate share. As a result, the amount of tax that we would otherwise be required to pay in the future may be reduced, although the Internal Revenue Service (“IRS”) may challenge all or part of that tax basis adjustment, and a court could sustain such a challenge.

We have entered into a Tax Receivable Agreement ("TRA") with the former unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions' tax basis in its goodwill and similar intangible assets on the date of the redemption, including any portion of that tax basis arising from its liabilities on the date of the redemption and (ii) the tax basis adjustments referred to above. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions' assets on the dates of exchanges, the timing of exchanges, the price of shares of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the redemption and future exchanges, and the amount and timing of our income, we expect that during the anticipated term of the TRA, the payments that we may make to the former unitholders of D&P Acquisitions could be substantial. Payments under the TRA will give rise to additional tax benefits and therefore to additional potential payments under the TRA. In addition, the TRA will provide for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

Were the IRS to challenge a tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, the former unitholders of D&P Acquisitions will not reimburse us for any payments that may previously have been made under the TRA, except that excess payments made to a former unitholder are netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in certain circumstances we could make payments to the former unitholders of D&P Acquisitions under the TRA in excess of our cash tax savings. Our ability to achieve benefits from any tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, and the payments to be made under this agreement, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.

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

Our Class A common stock price may decline due to the large number of shares eligible for future sale, including sale of employee owned restricted stock upon vesting
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. For example, entities affiliated with Lovell Minnick Partners and Vestar Capital Partners owned 2.3% and 4.3%, respectively, of outstanding Class A common stock at December 31, 2012. Our employees also owned 4,891 restricted stock awards and units, and 442 performance-based restricted stock awards and units at December 31, 2012. Subject to forfeiture provisions, these awards vest and could potentially be sold at various times through 2016.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.     Properties.

We currently have approximately 45 operating leases for office facilities in the United States, Canada, Europe and Asia. Our current principal executive office is located in one leased facility in New York, consisting of approximately 60,000 square feet of office space under a 16-year sublease that expires in 2023. Our principal executive office in New York accommodates our executive team and corporate functions, as well as client service professionals in each reporting segment and many of our practice groups.

We also occupy leased facilities for our other offices under non-cancelable operating leases that expire at various dates through 2023 and that include fixed or minimum payments, plus, in some cases, scheduled base rent increases over the terms of the lease. Due to acquisitions and growth, we may have more than one operating lease in the cities in which we have offices. Our office needs in certain geographic areas may change as our business expands or contracts in those areas. We believe our current facilities are adequate to meet our needs and that additional facilities are available for lease to meet future needs. We do not own any real property.

Item 3.     Legal Proceedings.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.

Additionally, on January 15, 2013, a putative class action captioned Rutkowski v. Gottdiener et al., Index. No. 650144/2013, was filed in the Supreme Court of the State of New York (New York County) against us and our directors, as well as D&P Acquisitions, Parent, Merger Sub I and Merger Sub II.  The complaint alleges that our directors breached their fiduciary duties of good faith and loyalty and failed to maximize shareholder value when they accepted an offer to sell the Company at a price that fails to reflect the true value of the Company, thus depriving common stock shareholders of the reasonable, fair and adequate value of their shares.  The complaint further alleges that there is no indication that the proposed acquisition was the result of a competitive bidding process or arms-length negotiation where all possible synergistic acquirers were vetted.  The complaint also alleges that the Company, D&P Acquisitions, Parent, Merger Sub I and Merger Sub II aided and abetted the directors' breaches of fiduciary duty.  Among other things, the complaint seeks injunctive relief prohibiting consummation of the proposed acquisition, or rescission (in the event the transaction has already been consummated), as well as damages, costs and disbursements, including reasonable attorneys' and experts' fees. On February 11, 2013, the plaintiff filed an amended complaint in this action that adds claims challenging the adequacy of the disclosures the Company has made in connection with the proposed acquisition. On February 15, 2013 the plaintiff filed a motion seeking expedited discovery and to set a timetable for a hearing on a preliminary injunction.

On January 17, 2013, a putative class action captioned West Palm Beach Police Pension Fund v. Duff & Phelps Corporation et al., Civil Action No. 8231-VCN, was filed in the Delaware Court of Chancery.  The complaint alleges that our board of directors breached its fiduciary duties of care and loyalty by failing to take steps to maximize the value of the Company for its public shareholders and instead diverting consideration to themselves.  The complaint further alleges that Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie, The Edmond de Rothschild Group, D&P Acquisitions, Parent, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duties by the members of our board of directors.  The complaint seeks injunctive relief, or rescission (in the event the proposed transaction has already been consummated) and rescissory or other compensatory damages, as well as costs and disbursements, including reasonable attorneys' and experts' fees. On February 21, 2013, the plaintiff filed an amended complaint in this action that adds claims challenging the adequacy of the disclosures the Company has made in connection with the proposed acquisition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of the Company's Class A Common Stock
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) and traded under the symbol “DUF.” At the close of business on February 15, 2013, there were 545 Class A common stockholders of record. A number of the Company's stockholders have their shares in street name; therefore, the Company believes that there are substantially more beneficial owners of Class A common stock.

The following table sets forth for the periods indicated the high and low reported sale prices per share for the Class A common stock and dividends paid per share of Class A common stock:

	Sales Price		Dividends
	High	Low	Per Share
Year Ended December 31, 2012
Fourth Quarter	$15.87	$11.36	$0.09
Third Quarter	$15.59	$12.83	$0.09
Second Quarter	$16.50	$13.17	$0.09
First Quarter	$16.18	$13.57	$0.09

Year Ended December 31, 2011
Fourth Quarter	$15.11	$9.66	$0.08
Third Quarter	$13.14	$9.29	$0.08
Second Quarter	$16.50	$12.48	$0.08
First Quarter	$17.69	$14.77	$0.08

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

In 2012, 6,081 New Class A Units were exchanged for 6,081 shares of Class A common stock and 6,081 shares of Class B common stock were cancelled. We filed a registration statement in order to permit the resale of these shares from time to time, subject to certain blackouts and other restrictions. We received no other consideration in connection with these exchanges. In addition, 4,407 New Class A Units were redeemed in conjunction with secondary offerings for cash and the corresponding 4,407 shares of Class B common stock were cancelled. As of December 31, 2012, all remaining New Class A Units had either been exchanged or redeemed and the corresponding shares of Class B common cancelled.

Equity Compensation Plan Information
See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of the Company's Class A common stock during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2012	142	$13.04	142	$16,443
November 1 through November 30, 2012	38	$12.04	36	$16,003
December 1 through December 31, 2012	3	$12.53	—	$16,003
Total	183	$12.82	178

_______________
(a)
On April 29, 2010, the Company announced that its Board of Directors had approved a stock repurchase program, authorizing the Company to repurchase in the aggregate up to $50,000 of its outstanding common stock. There is no set expiration date.

As part of this program, the Company has repurchased 2,783.772 shares of Class A common stock at an average price of $12.21 per share from the inception of this program through the filing date of this Annual Report on Form 10-K. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases. The purchases were funded from existing cash balances. Repurchased shares were retired and recorded as a reduction to additional paid-in capital. This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company's business, current stock price, market conditions, compliance with financial covenants pursuant to our Credit Agreement, and other factors. The share repurchase program may be suspended, modified or discontinued at any time.

In addition, the Company withheld shares of our Class A common stock from holders of restricted stock awards to satisfy the holders' tax liabilities in connection with the lapse of restrictions on such shares. These shares were not part of a publicly announced repurchase program and were retired upon purchase.

Unregistered Sales of Equity Securities
On October 4, 2012, Duff & Phelps Corporation issued an aggregate of 47.145 shares of Class A common stock to the seller of certain assets of iEnvision Technology, Inc. which were purchased by a subsidiary of the Company. iEnvision is an advisory firm that assists law firms and corporate legal departments with implementation of document and data management systems.

On October 18, 2012, Duff & Phelps Corporation issued an aggregate of 176.372 shares of Class A common stock to the sellers of the ownership interests of Ceteris US, LLC which were purchased by a subsidiary of the Company. Ceteris is an economic consulting firm that provides transfer pricing expertise, strategic economic analysis and tax valuation services.

These shares issued were one component of the consideration paid to the sellers in connection with the acquisitions. The issuance of these shares of Class A common stock was made without a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) because the shares of Class A common stock were offered and sold in a transaction exempt from registration under Section 4(2) of the Securities Act.

Stock Performance Graph
The following graph compares the cumulative total five-year total stockholder return of the Company's Class A common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of six companies that includes: CRA International, Inc.; Evercore Partners, Inc.; FTI Consulting, Inc.; Greenhill & Company, Inc.; Huron Consulting Group, Inc.; and Navigant Consulting, Inc. An investment of $100 (actual dollars) with reinvestment of all dividends is assumed to have been made in our common stock, the peer group, and the index from December 31, 2007 through December 31, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Duff & Phelps Corporation	$100.00	$97.15	$93.60	$87.93	$77.47	$85.65
Russell 2000 Index	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
Peer Group	$100.00	$82.73	$81.68	$74.55	$64.27	$65.87

Dividend Policy
We pay quarterly cash dividends to holders of record of our Class A common stock. Dividends are subject to capital availability and periodic determinations that cash dividends are in the best interest of our stockholders. Future declaration, payment and the amount of dividends on our common stock is at the discretion of our board of directors and depend upon, among other things, our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant. We cannot provide assurance that we will continue to declare dividends at all. If, for example, deteriorating economic conditions or disruptions in the credit markets have a significant impact on our liquidity or ability to obtain financing, our board of directors could decide to suspend dividend payments in the future.

Under the terms of the Merger Agreement, we are only permitted to make payments of our regular quarterly dividends of $0.09 per share of our Class A common stock with record dates and payment dates consistent with the prior year. The timing of the closing of the Merger will impact whether our Class A stockholders will receive future dividends to the extent declared by our board of directors. If the Merger Agreement is consummated, current holders of our Class A common stock will no longer be entitled to receive dividends following consummation of the Merger.

Item 6. Selected Financial Data.

The following table sets forth the historical selected financial data for the Company. The consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes in "Item 8. Financial Statements and Supplemental Data."

	Year Ended
	December 31, 2012(a)	December 31, 2011(b)	December 31, 2010(c)	December 31, 2009	December 31, 2008(d)
Revenue	$469,164	$383,940	$365,546	$370,903	$381,476
Reimbursable expenses	15,537	12,934	9,485	11,083	10,546
Total revenue	484,701	396,874	375,031	381,986	392,022

Direct client service costs
Compensation and benefits	256,089	209,606	205,958	210,302	216,137
Other direct client service costs	13,119	9,048	7,548	7,232	8,224
Acquisition retention expenses	9,536	1,624	11	—	793
Reimbursable expenses	15,734	13,073	9,547	11,158	10,623
	294,478	233,351	223,064	228,692	235,777
Operating expenses
Selling, general and administrative	116,032	100,624	97,451	99,162	108,312
Depreciation and amortization	18,138	11,164	9,916	10,244	9,816
Restructuring charges	1,796	4,090	—	—	—
Acquisition, integration and corporate development costs	6,865	2,372	704	—	—
Charge from impairment of certain intangible assets	—	—	674	—	—
	142,831	118,250	108,745	109,406	118,128

Operating income	47,392	45,273	43,222	43,888	38,117

Other expense/(income), net
Interest income	(59)	(77)	(112)	(53)	(668)
Interest expense	748	275	312	1,131	3,475
Other expense	380	1,505	173	141	398
Loss on early extinguishment of debt	—	—	—	1,737	—
	1,069	1,703	373	2,956	3,205

Income before income taxes	46,323	43,570	42,849	40,932	34,912
Provision for income taxes	20,022	13,841	13,503	12,264	10,619
Net income	26,301	29,729	29,346	28,668	24,293
Less: Net income attributable to noncontrolling interest	4,037	11,115	12,581	17,100	19,068
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$16,765	$11,568	$5,225

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.64	$0.65	$0.62	$0.57	$0.37
Diluted	$0.62	$0.63	$0.60	$0.54	$0.36

	Year Ended
	December 31, 2012(a)	December 31, 2011(b)	December 31, 2010(c)	December 31, 2009	December 31, 2008(d)
Cash dividends declared per common share	$0.36	$0.32	$0.23	$0.15	$—

Adjusted EBITDA(e)	$83,749	$64,730	$61,026	$66,569	$73,632
Adjusted EBITDA(e), as a percentage of revenue	17.9%	16.9%	16.7%	17.9%	19.3%

Adjusted Pro Forma Net Income(e)	$39,275	$31,698	$29,737	$32,711	$36,003
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(e)	$1.01	$0.82	$0.77	$0.88	$1.05

End of period managing directors	204	192	157	163	168
End of period client service professionals	1,120	993	785	878	975
Consolidated Balance Sheet Data

	As of
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Cash and cash equivalents	$68,732	$38,986	$113,328	$107,311	$81,381
Total assets	$715,913	$599,899	$548,226	$507,033	$416,197
Current and long-term debt	$22,500	$—	$—	$—	$42,972
Total liabilities	$325,732	$236,206	$205,662	$193,276	$178,438
Total stockholder's equity of Duff & Phelps Corporation	$390,181	$278,807	$251,270	$214,886	$100,129
Noncontrolling interest	$—	$84,886	$91,294	$98,871	$137,630
Total stockholders' equity	$390,181	$363,693	$342,564	$313,757	$237,759

_______________
(a)
Includes the results of Pagemill Partners from January 1, 2012; iEnvision Technology from October 4, 2012; and Ceteris US, LLC from October 18, 2012. Pagemill Partners is a Silicon Valley-based investment banking firm. iEnvision is an advisory firm that assists law firms and corporate legal departments with implementation of document and data management systems. Ceteris is an independent provider of transfer pricing and valuation advisory services

(b)
Includes the results of Growth Capital Partners from June 30, 2011; MCR from October 31, 2011; and RSM Richter's financial restructuring practice in Toronto effective December 9, 2011. Growth Capital Partners is a Houston-based investment banking firm focused on transactions in the middle market. MCR is a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services.

(c)
Includes the results of Cole Valuation Partners from June 15, 2010; the U.S. advisory business of Dynamic Credit Partners from December 15, 2010; and June Consulting Group from December 15, 2010. Cole Valuation Partners is a Canadian-based independent financial advisory firm specializing in financial litigation support, business valuation, corporate finance advisory, and forensic and investigative accounting. Dynamic Credit Partners is a New York-based provider of valuation services for complex financial instruments. June Consulting Group is a Houston-based advisor to corporate legal departments on technical and operational issues.

(d)
Includes the results of Dubinsky & Company from April 11, 2008; World Tax Service US from July 15, 2008; Kane Reece Associates from July 31, 2008; and the Lumin Expert Group from August 8, 2008. Dubinsky is a Washington, D.C. metro based specialty consulting firm primarily focused on litigation support and forensic services. World Tax Service is a tax advisory firm focused on the delivery of specialized international and domestic tax services. Kane Reece is a valuation, management and technical consulting firm with a focus on the communications, entertainment and media industries. The Lumin Expert Group is a financial consulting firm that specializes in intellectual property dispute support and expert testimony.

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

Reconciliation of Adjusted EBITDA

	Year Ended
	December 31, 2012(a)	December 31, 2011(b)	December 31, 2010(c)	December 31, 2009	December 31, 2008(d)
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$16,765	$11,568	$5,225
Net income attributable to noncontrolling interest	4,037	11,115	12,581	17,100	19,068
Provision for income taxes	20,022	13,841	13,503	12,264	10,619
Other expense(income), net	1,069	1,703	373	2,956	3,205
Operating income	47,392	45,273	43,222	43,888	38,117
Depreciation and amortization	18,138	11,164	9,916	10,244	9,816
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	207	3,399	12,437	24,906
Acquisition retention expenses(2)	9,536	1,624	11	—	793
Restructuring charges(3)	1,796	4,090	—	—	—
Acquisition, integration and corporate development costs(4)	6,865	2,372	704	—	—
Charge from realignment of senior management(5)	—	—	3,100	—	—
Charge from impairment of certain intangible assets(6)	—	—	674	—	—
Adjusted EBITDA	$83,749	$64,730	$61,026	$66,569	$73,632

Reconciliation of Adjusted Pro Forma Net Income

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$16,765	$11,568	$5,225
Net income attributable to noncontrolling interest	4,037	11,115	12,581	17,100	19,068
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	207	3,399	12,437	24,906
Acquisition retention expenses(2)	9,536	1,624	11	—	793
Restructuring charges(3)	1,796	4,090	—	—	—
Acquisition, integration and corporate development costs(4)	6,865	2,372	704	—	—
Loss from the write off of an investment(7)	376	1,500	—	—	—
Charge from realignment of senior management(5)	—	—	3,100	—	—
Loss from early extinguishment of debt(8)	—	—	—	1,737
Adjustment to provision for income taxes(9)	(5,621)	(7,824)	(6,823)	(10,131)	(13,989)
Adjusted Pro Forma Net Income, as defined	$39,275	$31,698	$29,737	$32,711	$36,003

Fully diluted weighted average shares of Class A common stock	34,585	27,832	26,089	19,795	13,501
Weighted average New Class A Units outstanding	4,466	10,883	12,703	17,543	20,845
Pro forma fully exchanged, fully diluted	39,051	38,715	38,792	37,338	34,346

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$1.01	$0.82	$0.77	$0.88	$1.05

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the Notes to the Consolidated Financial Statements.

(2)
Acquisition retention expenses include expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. Cash-based retentive incentives may also include incentives paid to acquired employees upon the closing of an acquisition. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

(3)
In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company incurred restructuring charges of $4,090 during the year ended December 31, 2011 related to these initiatives. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $1,796 during the year ended December 31, 2012 related to these initiatives and for changes in estimates of original assumptions.

(4)
Acquisition, integration and corporate development costs include fees and charges associated with acquisitions and ongoing corporate development initiatives, including costs resulting from the pending merger. These costs are primarily comprised of (i) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental and one-time in nature, (iii) gains or losses resulting from the recalculation of contingent consideration, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

(5)
On April 22, 2010, the Company announced certain management changes related to the departure of our former president and one of our segment leaders. The $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards.

(6)
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

(7)	Reflects the write off of minority investments. These charges are reflected in "Other expense" on the Company's Consolidated Statements of Operations.

(8)	Represents a non-recurring charge from the repayment and subsequent termination of our credit agreement.

(9)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.5% for the year ended December 31, 2012 and 40.6% as applied to the years ended December 31, 2011, 2010, 2009 and 2008, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
Duff & Phelps is a leading provider of independent financial advisory and investment banking services. As one of the leading providers of independent valuation services in the world, our core competency is making highly technical and complex assessments of value. Professional services include the core areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Headquartered in New York, New York, we provide services to publicly traded and privately held companies, government entities and investment organizations such as private equity firms and hedge funds. Additionally, we maintain extensive relationships with law, accounting and investment banking firms that refer a meaningful amount of business. Our services are delivered from various offices around the world by over 1,000 client service professionals who possess highly specialized skills in finance, valuation, accounting and tax.

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

We generate revenue from Financial Advisory, Alternative Asset Advisory and Investment Banking services. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent-fee basis. Revenue trends in our Financial Advisory and Investment Banking segments, and to a lesser extent the Alternative Asset Advisory segment, generally are correlated to the volume of M&A activity and restructurings. However, deviations from this trend can occur in any given year for a number of reasons. For example, changes in our market share or the ability of our clients to close certain large transactions can cause our revenue results to diverge from the level of overall M&A or restructuring activity. In addition, because many businesses do not routinely engage in M&A and restructuring activity, our fee paying engagements with many clients are not likely to be predictable and high levels of revenue in one quarter are not necessarily predictive of continued high levels of revenue in future periods. Further, we have lines of business that are not correlated to the volume of M&A activity and restructurings, but rather to bankruptcy filings, litigation or regulatory trends.

Financial Advisory	Alternative Asset Advisory	Investment Banking

Valuation Advisory	Portfolio Valuation	M&A Advisory

Tax Services	Complex Asset Solutions	Transaction Opinions

Dispute & Legal Management Consulting	Transaction Advisory Services	Global Restructuring Advisory

Our Financial Advisory segment provides clients with services through our Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. Our Alternative Asset Advisory segment provides services related to Portfolio Valuation, Complex Asset Solutions and Transaction Advisory Services. We believe our services provided through these two segments help our clients effectively navigate through increasingly complex financial valuations as well as accounting, tax, regulatory and legal issues. Our Investment Banking segment includes our M&A Advisory, Transaction Opinions and Global

Restructuring Advisory business units. Through this segment we provide independent advice to our clients in order to assist them in making critical decisions in a variety of strategic situations.

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

Revenue Recognition
We recognize revenue in accordance with FASB ASC 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured. We generate revenue from services provided by our Financial Advisory, Alternative Asset Advisory and Investment Banking segments. We typically enter into these engagements on a time-and-materials basis, a fixed-fee basis or a contingent fee basis. Revenue from time-and-materials engagements is recognized as the hours are incurred by our client service professionals.

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

Forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A one-percentage point decrease in the estimated forfeiture rates would have resulted in an approximately $1,300 increase in compensation expense related to equity-based compensation expense for the year ended December 31, 2012.

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

The net effect of the Recapitalization Transactions was to convert the Legacy Units into a single new class of units called “New Class A Units.” The holders of New Class A Units also own one share of the Company's Class B common stock for each New Class A Unit. Pursuant to an exchange agreement, the New Class A Units are exchangeable on a one-for-one basis for shares of the Company's Class A common stock. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock are cancelled. As of December 31, 2012, all remaining New Class A Units had either been exchanged or redeemed and the corresponding shares of Class B common cancelled.

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

Historically, our actual losses and credits have been consistent with these allowances. As a percentage of gross accounts receivable, our accounts receivable allowances totaled 2.5% and 2.2% at December 31, 2012 and 2011. As of December 31, 2012, a deviation of one-percent of uncollectible accounts receivable would have resulted in an increase or decrease in the allowance and bad debt expense or revenue adjustment of $814.

Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of FASB ASC 350, Intangibles—Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist such as loss of key personnel, unanticipated competition or other unforeseen developments. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. An impairment test involves considerable management judgment and estimates regarding future operating results and cash flows. Pursuant to our policy, we performed the annual goodwill assessment as of October 1, 2012 and determined that no impairment of goodwill existed as of that date. We have considered the overall economic environment and other factors related to potential impairment subsequent to October 1, 2012 through the date hereof and concluded that no indications of impairment have arisen.

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

Acquisition Accounting
We utilize the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations, including valuations of intangible assets and contingent consideration. The fair value of contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the statement of operations.

Pursuant to purchase agreements for certain acquisitions, payments were made or will be made by us to certain selling shareholders (i) upon closing of the transaction and (ii) upon the acquired businesses achieving specific financial performance targets over a number of years. Certain acquisition-related payments were or will be subsequently redistributed by such selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date we acquired the businesses based in part on continuing employment with the Company or the achievement of specific financial performance targets over a number of years.

In accordance with GAAP, the acquisition-related payments to the selling shareholders represented purchase consideration. As such, these payments were properly recorded as goodwill. The acquisition payments subsequently redistributed by such selling shareholders are required to be reflected as non-cash compensation expense of Duff & Phelps, and the selling shareholders were or will be deemed to have made a capital contribution to the Company.

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

Acquisition Retention Expenses
Acquisition retention expenses include expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. Cash-based incentives may also include incentives paid to acquired employees upon the closing of an acquisition. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Acquisition, Integration and Corporate Development Costs
Acquisition, integration and corporate development costs include fees and charges associated with acquisitions and ongoing corporate development initiatives, including costs resulting from the pending merger. These costs are primarily comprised of (i) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental and one-time in nature, (iii) gains or losses resulting from the recalculation of contingent consideration, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental and one-time in nature.

Distributions and Other Payments to Noncontrolling Unitholders
The following table summarizes distributions and other payments to noncontrolling unitholders, as described more fully below:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Distributions for taxes	$2,383	$4,812	$7,081
Other distributions	1,699	3,635	2,752
Payments pursuant to the Tax Receivable Agreement	6,033	5,536	4,267
	$10,115	$13,983	$14,100

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

As of December 31, 2012, the Company recorded a liability of $148,081, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $7,623 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years, commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

Results of Operations

Year ended December 31, 2012 versus the year ended December 31, 2011
The results of operations are summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	Unit Change	Percent Change
Revenue	$469,164	$383,940	$85,224	22.2%
Reimbursable expenses	15,537	12,934	2,603	20.1%
Total revenue	484,701	396,874	87,827	22.1%

Direct client service costs
Compensation and benefits	256,089	209,606	46,483	22.2%
Other direct client service costs	13,119	9,048	4,071	45.0%
Acquisition retention expenses	9,536	1,624	7,912	487.2%
Reimbursable expenses	15,734	13,073	2,661	20.4%
	294,478	233,351	61,127	26.2%

Operating expenses
Selling, general and administrative	116,032	100,624	15,408	15.3%
Depreciation and amortization	18,138	11,164	6,974	62.5%
Restructuring charges	1,796	4,090	(2,294)	(56.1)%
Acquisition, integration and corporate development costs	6,865	2,372	4,493	189.4%
	142,831	118,250	24,581	20.8%

Operating income	47,392	45,273	2,119	4.7%

Other expense/(income), net
Interest income	(59)	(77)	18	23.4%
Interest expense	748	275	473	172.0%
Other expense	380	1,505	(1,125)	(74.8)%
	1,069	1,703	(634)	(37.2)%

Income before income taxes	46,323	43,570	2,753	6.3%
Provision for income taxes	20,022	13,841	6,181	44.7%
Net income	26,301	29,729	(3,428)	(11.5)%
Less: Net income attributable to noncontrolling interest	4,037	11,115	(7,078)	(63.7)%
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$3,650	19.6%

Other financial and operating data
Adjusted EBITDA(a)	$83,749	$64,730	$19,019	29.4%
Adjusted EBITDA(a) as a percentage of revenue	17.9%	16.9%	1.0%	5.9%
Adjusted Pro Forma Net Income(a)	$39,275	$31,698	$7,577	23.9%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$1.01	$0.82	$0.19	23.2%
End of period managing directors	204	192	12	6.3%
End of period client service professionals	1,120	993	127	12.8%

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

Reconciliation of Adjusted EBITDA
	Year Ended
	December 31, 2012	December 31, 2011
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614
Net income attributable to noncontrolling interest	4,037	11,115
Provision for income taxes	20,022	13,841
Other expense/(income), net	1,069	1,703
Operating income	47,392	45,273
Depreciation and amortization	18,138	11,164
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	207
Acquisition retention expenses(2)	9,536	1,624
Restructuring charges(3)	1,796	4,090
Acquisition, integration and corporate development costs(4)	6,865	2,372
Adjusted EBITDA	$83,749	$64,730

Reconciliation of Adjusted Pro Forma Net Income
	Year Ended
	December 31, 2012	December 31, 2011
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614
Net income attributable to noncontrolling interest	4,037	11,115
Equity-based compensation associated with Legacy Units and IPO Options(1)	22	207
Acquisition retention expenses(2)	9,536	1,624
Restructuring charges(3)	1,796	4,090
Acquisition, integration and corporate development costs(4)	6,865	2,372
Loss from the write off of minority investments(5)	376	1,500
Adjustment to provision for income taxes(6)	(5,621)	(7,824)
Adjusted Pro Forma Net Income, as defined	$39,275	$31,698

Fully diluted weighted average shares of Class A common stock	34,585	27,832
Weighted average New Class A Units outstanding	4,466	10,883
Pro forma fully exchanged, fully diluted shares outstanding	39,051	38,715

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$1.01	$0.82

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the Notes to the Consolidated Financial Statements.

(2)
Acquisition retention expenses include expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. Cash-based retentive incentives may also include incentives paid to acquired employees upon the closing of an acquisition. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

(3)
In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company incurred restructuring charges of $4,090 during the year ended December 31, 2011 related to these initiatives. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $1,796 during the year ended December 31, 2012 related to these initiatives and for changes in estimates of original assumptions related to office consolidations.

(4)
Acquisition, integration and corporate development costs include fees and charges associated with acquisitions and ongoing corporate development initiatives, including costs resulting from the pending merger. These costs are primarily comprised of (i) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental and one-time in nature, (iii) gains or losses resulting from the recalculation of contingent consideration, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

(5)	Reflects a charge from the write off of a minority investment. The charge is reflected in "Other expense" on the Company's Consolidated Statements of Operations.
(6)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 39.5% and 40.6% as applied to the years ended December 31, 2012 and 2011, respectively, which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenue
Revenue excluding reimbursable expenses increased $85,224 or 22.2% to $469,164 for the year ended December 31, 2012, compared to $383,940 for the year ended December 31, 2011. The increase in revenue resulted from an increase in revenue from each of our segments, as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory(a)	$150,329	$143,151	$7,178	5.0%
Tax Services(b)	39,826	40,945	(1,119)	(2.7)%
Dispute & Legal Management Consulting(c)	81,792	66,792	15,000	22.5%
	271,947	250,888	21,059	8.4%
Alternative Asset Advisory
Portfolio Valuation	25,823	25,741	82	0.3%
Complex Asset Solutions	21,050	18,075	2,975	16.5%
Transaction Advisory Services	10,177	11,850	(1,673)	(14.1)%
	57,050	55,666	1,384	2.5%
Investment Banking
M&A Advisory(d)	50,989	25,612	25,377	99.1%
Transaction Opinions	34,700	28,774	5,926	20.6%
Global Restructuring Advisory(e)	54,478	23,000	31,478	136.9%
	140,167	77,386	62,781	81.1%
Total Revenue (excluding reimbursables)	$469,164	$383,940	$85,224	22.2%

_______________
(a)
For the year ended December 31, 2012, Valuation Advisory includes $2,362 of incremental revenue from our acquisition of Ceteris from the effective date of the acquisition (October 18, 2012) through the end of the year. Ceteris is an independent provider of transfer pricing and valuation advisory services.

(b)
For the year ended December 31, 2012, Tax Services includes $279 of incremental revenue from our acquisition of Growth Capital Partners from the beginning of the year through June 30, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Tax Services includes $543 of incremental revenue from the effective date of the acquisition (June 30, 2011) through the end of the year. Growth Capital Partners is a Houston-based investment banking firm focused on transactions in the middle market.

(c)
For the year ended December 31, 2012, Dispute & Legal Management Consulting includes $891 of incremental revenue from our acquisition of iEnvision Technology from the effective date of the acquisition (October 4, 2012) through the end of the year. iEnvision Technology is an advisory firm that assists law firms and corporate legal departments with implementation of document and data management systems.

(d)
For the year ended December 31, 2012, M&A Advisory includes $2,846 of incremental revenue from our acquisition of Growth Capital Partners from the beginning of the year through June 30, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, M&A Advisory includes $7,507 of incremental revenue from the effective date of the acquisition (June 30, 2011) through the end of the year. Growth Capital Partners is a Houston-based investment banking firm focused on transactions in the middle market.

For the year ended December 31, 2012, M&A Advisory also includes $17,023 of incremental revenue from our acquisition of Pagemill Partners from the beginning of the year through December 31, 2012, the one year anniversary of the acquisition. Pagemill Partners is a Silicon Valley-based investment banking firm.

(e)
For the year ended December 31, 2012, Global Restructuring Advisory includes $28,520 of incremental revenue from our acquisition of MCR from the beginning of the year through October 31, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 of incremental revenue from the effective date of the acquisition (October 31, 2011) through the end of the year. MCR is a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services.

_______________

Continued . . . .

For the year ended December 31, 2012, Global Restructuring Advisory includes $7,405 of incremental revenue from our acquisition of the Toronto-based financial restructuring practice of RSM Ricther from the beginning of the year through December 9, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Global Restructuring Advisory includes $321 of incremental revenue from the effective date of the acquisition (December 9, 2011) through the end of the year.

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting, Valuation Advisory and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support litigation activity related to financial services, restructuring and intellectual property. This demand is also driven by a notable increase in corporate spending to support commercial litigation. Revenue from Valuation Advisory increased primarily as the result of acquired revenue from Ceteris and demand for our core valuation expertise domestically. From a product perspective, revenue increased from real estate, fixed asset, goodwill impairments, legal entity and non-transaction related valuations, partially offset by a decrease in revenue from valuations for purchase price allocations. The decrease in revenue from Tax Services primarily resulted from a reduction of our legacy transfer pricing services, partially offset by an increase in property tax contingent fees.

Our Alternative Asset Advisory segment benefited from higher revenue from Complex Asset Solutions, partially offset by a decrease in revenue from Transaction Advisory Services. Revenue from Complex Asset Solutions was higher as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit. Revenue from Transaction Advisory Services was lower as a result of an engagement in the corresponding prior year period that did not occur in the current year.

Our Investment Banking segment benefited from higher revenue in each business unit. The increase in revenue from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill as well as an increase in success fees in the remaining M&A Advisory business. The increase in revenue from our Transaction Opinions business resulted from an increase in the number of opinions issued, particularly from a higher level of opinions related to dividend recapitalizations in the fourth quarter of the current year. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets.

Our client service headcount increased to 1,120 client service professionals at December 31, 2012, compared to 993 client service professionals at December 31, 2011. The net increase primarily resulted from 55 client service professionals from acquisitions and targeted hiring. In addition, we had 204 client service managing directors at December 31, 2012, compared to 192 at December 31, 2011. The net increase in managing directors primarily resulted from our acquisitions during the year.

Direct Client Service Costs
Direct client service costs increased $61,127 or 26.2% to $294,478 for the year ended December 31, 2012, compared to $233,351 for the year ended December 31, 2011. Direct client service costs include compensation and benefits for client service employees, fees payable to contractors and other expenses related to the execution of engagements.

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses and reimbursable expenses:

	Year Ended
	December 31, 2012	December 31, 2011
Revenue (excluding reimbursables)	$469,164	$383,940

Total direct client service costs	$294,478	$233,351
Less: equity-based compensation associated with Legacy Units and IPO Options	43	273
Less: acquisition retention expenses	(9,536)	(1,624)
Less: reimbursable expenses	(15,734)	(13,073)
Direct client service costs, as adjusted	$269,251	$218,927

Direct client service costs, as adjusted, as a percentage of revenue	57.4%	57.0%

Direct client service costs, as adjusted, increased between periods primarily as the result of higher compensation from an increase in headcount between periods primarily from our acquisitions.

The increase in acquisition retention expenses resulted from our acquisitions and includes expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through acquisitions. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. Cash-based incentives may also include incentives paid to acquired employees upon the closing of an acquisition. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Operating Expenses
Operating expenses increased $24,581 or 20.8% to $142,831 for the year ended December 31, 2012, compared to $118,250 for the year ended December 31, 2011. The following table adjusts operating expenses for equity-based compensation associated with Legacy Units and IPO Options, depreciation and amortization, restructuring charges and transaction and integration costs:

	Year Ended
	December 31, 2012	December 31, 2011
Revenue (excluding reimbursables)	$469,164	$383,940

Total operating expenses	$142,831	$118,250
Less: equity-based compensation associated with Legacy Units and IPO Options	(65)	(480)
Less: depreciation and amortization	(18,138)	(11,164)
Less: restructuring charges	(1,796)	(4,090)
Less: acquisition, integration and corporate development costs	(6,865)	(2,372)
Operating expenses, as adjusted	$115,967	$100,144

Operating expenses, as adjusted, as a percentage of revenue	24.7%	26.1%

Operating expenses, as adjusted, increased between periods primarily as the result of higher operating costs primarily from our acquisitions as well as real estate initiatives for new offices due to the expiration of existing leases and consolidation of existing space. The improvement in the ratio of operating expenses, as adjusted, as a percentage of revenue, primarily resulted from operating leverage on a higher level of revenue and $1,958 of income we received from our former landlord in Paris to vacate our lease in advance of its scheduled termination.

The increase in depreciation and amortization primarily resulted from (i) technology spend related to investments to enhance our platform for our tax business and upgrades of existing computer systems and (ii) real estate build outs due to the expiration of office leases and the consolidation of certain offices from acquisitions.

In June 2011, the Company identified opportunities for cost savings through office consolidations of underutilized space and workforce reductions of non-client service professionals. The Company incurred restructuring charges of $4,090 during the year ended December 31, 2011 related to these initiatives. In March 2012, the Company identified opportunities for cost savings through the elimination of our M&A Advisory practice in France and certain Investment Banking positions in France. The Company incurred restructuring charges of $1,796 during the year ended December 31, 2012 related to these initiatives and for changes in estimates of original assumptions related to office consolidations.

Acquisition, integration and corporate development costs increased between periods as a result of acquisitions and corporate development initiatives, including costs resulting from the pending merger. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

Interest Expense
The increase in interest expense resulted from draws against our revolving line of credit.

Provision for Income Taxes
The provision for income taxes was $20,022 or 43.2% of income before income taxes for the year ended December 31, 2012, compared to $13,841 or 31.8% of income before income taxes for the year ended December 31, 2011. The U.S. statutory income tax rate of 35% plus state and local statutory rates were impacted due to the fact that D&P Acquisitions, LLC and many of its subsidiaries operate as limited liability companies or other flow-through entities which are not subject to federal income tax.  This operating structure results in a rate benefit because a portion of the Company's earnings are not subject to corporate level taxes.  The increase in the effective tax rate between periods primarily resulted from the increase in Duff & Phelps Corporations ownership of D&P Acquisitions, LLC during the year ended December 31, 2012. This increase in ownership resulted in a reduction of benefit previously received from the limited liability companies.

Net Income Attributable to the Noncontrolling Interest
Net income attributable to the noncontrolling interest represents the portion of net income or loss before income taxes attributable to the ownership interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero. This interest totaled 9.3% and 26.0% for the years ended December 31, 2012 and 2011, respectively.

Segment Results—year ended December 31, 2012 versus year ended December 31, 2011

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended
	December 31, 2012	December 31, 2011	Unit Change	Percent Change
Financial Advisory
Revenue (excluding reimbursables)	$271,947	$250,888	$21,059	8.4%
Segment operating income	$50,778	$45,212	$5,566	12.3%
Segment operating income margin	18.7%	18.0%	0.7%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$57,050	$55,666	$1,384	2.5%
Segment operating income	$12,759	$12,890	$(131)	(1.0)%
Segment operating income margin	22.4%	23.2%	(0.8)%

Investment Banking
Revenue (excluding reimbursables)	$140,167	$77,386	$62,781	81.1%
Segment operating income	$20,409	$6,767	$13,642	201.6%
Segment operating income margin	14.6%	8.7%	5.9%

Totals
Revenue (excluding reimbursables)	$469,164	$383,940

Segment operating income	$83,946	$64,869
Net client reimbursable expenses	(197)	(139)
Equity-based compensation from Legacy Units and IPO Options	(22)	(207)
Depreciation and amortization	(18,138)	(11,164)
Acquisition retention expenses	(9,536)	(1,624)
Restructuring charges	(1,796)	(4,090)
Acquisition, integration and corporate development costs	(6,865)	(2,372)
Operating income	$47,392	$45,273

Average Client Service Professionals
Financial Advisory	640	575	65	11.3%
Alternative Asset Advisory	103	94	9	9.6%
Investment Banking	306	158	148	93.7%
Total	1,049	827	222	26.8%

End of Period Client Service Professionals
Financial Advisory	704	590	114	19.3%
Alternative Asset Advisory	105	100	5	5.0%
Investment Banking	311	303	8	2.6%
Total	1,120	993	127	12.8%

Results of Operations by Segment – Continued

	Year Ended
	December 31, 2012	December 31, 2011	Unit Change	Percent Change
Revenue per Client Service Professional
Financial Advisory	$425	$436	$(11)	(2.5)%
Alternative Asset Advisory	$554	$592	$(38)	(6.4)%
Investment Banking	$458	$490	$(32)	(6.5)%
Total	$447	$464	$(17)	(3.7)%
_______________________________________________________________________________________________________________

Utilization(a)
Financial Advisory	73.1%	73.8%	(0.7)%	(0.9)%
Alternative Asset Advisory	60.2%	61.2%	(1.0)%	(1.6)%

Rate-Per-Hour(b)
Financial Advisory	$344	$343	$1	0.3%
Alternative Asset Advisory	$501	$515	$(14)	(2.7)%
_______________________________________________________________________________________________________________

Revenue (excluding reimbursables)
Financial Advisory	$271,947	$250,888	$21,059	8.4%
Alternative Asset Advisory	57,050	55,666	1,384	2.5%
Investment Banking	140,167	77,386	62,781	81.1%
Total	$469,164	$383,940	$85,224	22.2%

Average Managing Directors
Financial Advisory	97	92	5	5.4%
Alternative Asset Advisory	23	25	(2)	(8.0)%
Investment Banking	74	47	27	57.4%
Total	194	164	30	18.3%

End of Period Managing Directors
Financial Advisory	110	92	18	19.6%
Alternative Asset Advisory	23	24	(1)	(4.2)%
Investment Banking	71	76	(5)	(6.6)%
Total	204	192	12	6.3%

Revenue per Managing Director
Financial Advisory	$2,804	$2,727	$77	2.8%
Alternative Asset Advisory	$2,480	$2,227	$253	11.4%
Investment Banking	$1,894	$1,647	$247	15.0%
Total	$2,418	$2,341	$77	3.3%

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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relates to the cross utilization of client service professionals across reportable segments occurs each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $10,554 and $11,824 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the years ended December 31, 2012 and 2011, respectively.

Financial Advisory

Revenue
Revenue from the Financial Advisory segment increased $21,059 or 8.4% to $271,947 for the year ended December 31, 2012, compared to $250,888 for the year ended December 31, 2011, as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory(a)	$150,329	$143,151	$7,178	5.0%
Tax Services(b)	39,826	40,945	(1,119)	(2.7)%
Dispute & Legal Management Consulting(c)	81,792	66,792	15,000	22.5%
	$271,947	$250,888	$21,059	8.4%

_______________
(a)
For the year ended December 31, 2012, Valuation Advisory includes $2,362 of incremental revenue from our acquisition of Ceteris from the effective date of the acquisition (October 18, 2012) through the end of the year. Ceteris is an independent provider of transfer pricing and valuation advisory services.

(b)
For the year ended December 31, 2012, Tax Services includes $279 of incremental revenue from our acquisition of Growth Capital Partners from the beginning of the year through June 30, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Tax Services includes $543 of incremental revenue from the effective date of the acquisition (June 30, 2011) through the end of the year. Growth Capital Partners is a Houston-based investment banking firm focused on transactions in the middle market.

(c)
For the year ended December 31, 2012, Dispute & Legal Management Consulting includes $891 of incremental revenue from our acquisition of iEnvision Technology from the effective date of the acquisition (October 4, 2012) through the end of the year. iEnvision Technology is an advisory firm that assists law firms and corporate legal departments with implementation of document and data management systems.

Our Financial Advisory segment benefited from higher revenue from Dispute & Legal Management Consulting, Valuation Advisory and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support litigation activity related to financial services, restructuring and intellectual property. This demand is also driven by a notable increase in corporate spending to support commercial litigation.

Revenue from Valuation Advisory increased primarily as the result of acquired revenue from Ceteris and demand for our core valuation expertise domestically. From a product perspective, revenue increased from real estate, fixed asset, goodwill impairments, legal entity and non-transaction related valuations, partially offset by a decrease in revenue from valuations for purchase price allocations.

The decrease in revenue from Tax Services primarily resulted from a reduction of our legacy transfer pricing services, partially offset by an increase in property tax contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $5,566 or 12.3% to $50,778 for the year ended December 31, 2012, compared to $45,212 for the year ended December 31, 2011. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenue, was 18.7% for the year ended December 31, 2012, compared to 18.0% for the year ended December 31, 2011. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated costs, partially offset by higher direct compensation costs from an increase in average headcount between periods.

Alternative Asset Advisory

Revenue
Revenue from the Alternative Asset Advisory segment increased $1,384 or 2.5% to $57,050 for the year ended December 31, 2012, compared to $55,666 for the year ended December 31, 2011, as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$25,823	$25,741	$82	0.3%
Complex Asset Solutions	21,050	18,075	2,975	16.5%
Transaction Advisory Services	10,177	11,850	(1,673)	(14.1)%
	$57,050	$55,666	$1,384	2.5%

Our Alternative Asset Advisory segment benefited from higher revenue from Complex Asset Solutions, partially offset by a decrease in revenue from Transaction Advisory Services. Revenue from Complex Asset Solutions was higher as a result of support for dispute-related financial services engagements given the specialized capabilities of this business unit. Revenue from Transaction Advisory Services was lower as a result of an engagement in the corresponding prior year period that did not occur in the current year period.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment decreased $131 or 1.0% to $12,759 for the year ended December 31, 2012, compared to $12,890 for the year ended December 31, 2011. Segment operating income margin was 22.4% for the year ended December 31, 2012, compared to 23.2% for the year ended December 31, 2011. Segment operating income decreased primarily as a result of higher direct compensation costs, partially offset by higher revenue.

Investment Banking

Revenue
Revenue from the Investment Banking segment increased $62,781 or 81.1% to $140,167 for the year ended December 31, 2012, compared to $77,386 for the year ended December 31, 2011, as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$50,989	$25,612	$25,377	99.1%
Transaction Opinions	34,700	28,774	5,926	20.6%
Global Restructuring Advisory(b)	54,478	23,000	31,478	136.9%
	$140,167	$77,386	$62,781	81.1%

_______________
(a)
For the year ended December 31, 2012, M&A Advisory includes $2,846 of incremental revenue from our acquisition of Growth Capital Partners from the beginning of the year through June 30, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, M&A Advisory includes $7,507 of incremental revenue from the effective date of the acquisition (June 30, 2011) through the end of the year. Growth Capital Partners is a Houston-based investment banking firm focused on transactions in the middle market.

For the year ended December 31, 2012, M&A Advisory also includes $17,023 of incremental revenue from our acquisition of Pagemill Partners from the beginning of the year through December 31, 2012, the one year anniversary of the acquisition. Pagemill Partners is a Silicon Valley-based investment banking firm.

(b)
For the year ended December 31, 2012, Global Restructuring Advisory includes $28,520 of incremental revenue from our acquisition of MCR from the beginning of the year through October 31, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 of incremental revenue from the effective date of the acquisition (October 31, 2011) through the end of the year. MCR is a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services.

For the year ended December 31, 2012, Global Restructuring Advisory includes $7,405 of incremental revenue from our acquisition of the Toronto-based financial restructuring practice of RSM Ricther from the beginning of the year through December 9, 2012, the one year anniversary of the acquisition. For the year ended December 31, 2011, Global Restructuring Advisory includes $321 of incremental revenue from the effective date of the acquisition (December 9, 2011) through the end of the year.

Our Investment Banking segment benefited from higher revenue in each business unit. The increase in revenue from M&A Advisory primarily resulted from our acquisitions of Growth Capital Partners and Pagemill as well as an increase in success fees in the remaining M&A Advisory business. The increase in revenue from our Transaction Opinions business resulted from an increase in the number of opinions issued, particularly from a higher level of opinions related to dividend recapitalizations in the fourth quarter of the current year. The increase in revenue from Global Restructuring Advisory primarily resulted from our acquisitions of MCR and the Toronto-based restructuring practice of RSM Richter, partially offset by a decrease in revenue from our domestic restructuring business as a result of the decline in global restructuring markets.

Segment Operating Income
Operating income from the Investment Banking segment increased $13,642 or 201.6% to $20,409 for the year ended December 31, 2012, compared to $6,767 for the year ended December 31, 2011. Operating income margin was 14.6% for the year ended December 31, 2012, compared to 8.7% for the year ended December 31, 2011. Segment operating income increased primarily as a result of higher revenue, partially offset by higher direct compensation costs and a higher percentage of allocated costs, both from an increase in average headcount primarily from acquisitions.

Year Ended December 31, 2011 versus Year Ended December 31, 2010

The results of operations are summarized as follows:

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Revenue	$383,940	$365,546	$18,394	5.0%
Reimbursable expenses	12,934	9,485	3,449	36.4%
Total revenue	396,874	375,031	21,843	5.8%

Direct client service costs
Compensation and benefits	209,606	205,958	3,648	1.8%
Other direct client service costs	9,048	7,548	1,500	19.9%
Acquisition retention expenses	1,624	11	1,613	14,663.6%
Reimbursable expenses	13,073	9,547	3,526	36.9%
	233,351	223,064	10,287	4.6%

Operating expenses
Selling, general and administrative	100,624	97,451	3,173	3.3%
Depreciation and amortization	11,164	9,916	1,248	12.6%
Restructuring charges	4,090	—	4,090	N/A
Acquisition, integration and corporate development costs	2,372	704	1,668	236.9%
Charge from impairment of certain intangible assets	—	674	(674)	(100.0)%
	118,250	108,745	9,505	8.7%

Operating income	45,273	43,222	2,051	4.7%

Other expense/(income), net
Interest income	(77)	(112)	35	(31.3)%
Interest expense	275	312	(37)	(11.9)%
Other expense	1,505	173	1,332	769.9%
	1,703	373	1,330	356.6%

Income before income taxes	43,570	42,849	721	1.7%
Provision for income taxes	13,841	13,503	338	2.5%
Net income	29,729	29,346	383	1.3%
Less: Net income attributable to noncontrolling interest	11,115	12,581	(1,466)	(11.7)%
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765	$1,849	11.0%

Other financial and operating data
Adjusted EBITDA(a)	$64,730	$61,026	$3,704	6.1%
Adjusted EBITDA(a), as a percentage of revenue	16.9%	16.7%	0.2%	1.2%
Adjusted Pro Forma Net Income(a)	$31,698	$29,737	$1,961	6.6%
Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding(a)	$0.82	$0.77	$0.05	6.5%
End of period managing directors	192	157	35	22.3%
End of period client service professionals	993	785	208	26.5%

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

Reconciliation of Adjusted EBITDA
	Year Ended
	December 31, 2011	December 31, 2010
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765
Net income attributable to noncontrolling interest	11,115	12,581
Provision for income taxes	13,841	13,503
Other expense/(income), net	1,703	373
Operating income	45,273	43,222
Depreciation and amortization	11,164	9,916
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399
Acquisition retention expenses(2)	1,624	11
Restructuring charges(3)	4,090	—
Transaction and integration costs(4)	2,372	704
Charge from realignment of senior management(5)	—	3,100
Charge from impairment of certain intangible assets(6)	—	674
Adjusted EBITDA	$64,730	$61,026

Reconciliation of Adjusted Pro Forma Net Income
	Year Ended
	December 31, 2011	December 31, 2010
Net income attributable to Duff & Phelps Corporation	$18,614	$16,765
Net income attributable to noncontrolling interest	11,115	12,581
Equity-based compensation associated with Legacy Units and IPO Options(1)	207	3,399
Acquisition retention expenses(2)	1,624	11
Restructuring charges(3)	4,090	—
Transaction and integration costs(4)	2,372	704
Loss from the write off of an investment(7)	1,500	—
Charge from realignment of senior management(5)	—	3,100
Adjustment to provision for income taxes(8)	(7,824)	(6,823)
Adjusted Pro Forma Net Income, as defined	$31,698	$29,737

Fully diluted weighted average shares of Class A common stock	27,832	26,089
Weighted average New Class A Units outstanding	10,883	12,703
Pro forma fully exchanged, fully diluted	38,715	38,792

Adjusted Pro Forma Net Income per fully exchanged, fully diluted share outstanding	$0.82	$0.77

_______________
(1)
Represents elimination of equity-compensation expense from Legacy Units associated with ownership units of D&P Acquisitions ("Legacy Units") and stock options granted in conjunction with our IPO ("IPO Options"). See further detail in the Notes to the Consolidated Financial Statements.

(2)
Acquisition retention expenses include expense associated with equity or cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Equity-based incentives are typically subject to certain annual or cliff vesting provisions over three years contingent upon certain conditions which include employment. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. Cash-based retentive incentives may also include incentives paid to acquired employees upon the closing of an acquisition. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

(3)
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

(4)
Transaction and integration costs include fees and charges associated with acquisitions and ongoing corporate development initiatives, including costs resulting from the pending merger. These costs are primarily comprised of (i) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental and one-time in nature, (iii) gains or losses resulting from the recalculation of contingent consideration, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

(5)
On April 22, 2010, the Company announced certain management changes related to the departure of our former president and one of our segment leaders. The $3,100 primarily resulted from cash severance and a charge from the accelerated vesting of restricted stock awards.

(6)
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

(7)	Reflects a one-time charge from the write off of a minority investment in WR Managed Accounts, LLC. The charge is reflected in "Other expense" on the Company's Consolidated Statement of Operations.
(8)
Represents an adjustment to reflect an assumed annual effective corporate tax rate of approximately 40.6% as applied to the years ended December 31, 2011 and 2010 which includes a provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state, local and/or foreign jurisdiction. Assumes (i) full exchange of existing unitholders' partnership units and Class B common stock of the Company into Class A common stock of the Company, (ii) the Company has adopted a conventional corporate tax structure and is taxed as a C Corporation in the U.S. at prevailing corporate rates and (iii) all deferred tax assets related to foreign operations are fully realizable.

Revenue
Revenue excluding reimbursable expenses increased $18,394 or 5.0% to $383,940 for the year ended December 31, 2011, compared to $365,546 for the year ended December 31, 2010. The increase in revenue primarily resulted from an increase in revenue from our Financial Advisory and Alternative Asset Advisory segments, partially offset by a decrease in revenue from our Investment Banking segment, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$143,151	$146,895	$(3,744)	(2.5)%
Tax Services(a)	40,945	43,324	(2,379)	(5.5)%
Dispute & Legal Management Consulting(b)	66,792	41,062	25,730	62.7%
	250,888	231,281	19,607	8.5%
Alternative Asset Advisory
Portfolio Valuation	25,741	19,795	5,946	30.0%
Complex Asset Solutions(c)	18,075	13,474	4,601	34.1%
Transaction Advisory Services	11,850	10,766	1,084	10.1%
	55,666	44,035	11,631	26.4%
Investment Banking
M&A Advisory(d)	25,612	22,719	2,893	12.7%
Transaction Opinions	28,774	28,903	(129)	(0.4)%
Global Restructuring Advisory(e)	23,000	38,608	(15,608)	(40.4)%
	77,386	90,230	(12,844)	(14.2)%
Total Revenue (excluding reimbursables)	$383,940	$365,546	$18,394	5.0%

_______________
(a)
For the year ended December 31, 2011, Tax Services includes $543 of incremental revenue from our acquisition of Growth Capital Partners from the effective date of the acquisition (June 30, 2011) through the end of the year.

(b)
For the year ended December 31, 2011, Dispute & Legal Management Consulting includes $6,648 of incremental revenue from our acquisition of Cole Valuation Partners from the beginning of the year through June 15, 2011, the one year anniversary of the acquisition. For the year ended December 31, 2010, Dispute & Legal Management Consulting includes $6,871 of incremental revenue from the effective date of the acquisition (June 15, 2010) through the end of the year. Also includes revenue from our acquisition of June Consulting Group beginning December 15, 2010.

(c)	Complex Asset Solutions includes revenue from our acquisition of the U.S. advisory business of Dynamic Credit Partners beginning December 15, 2010.
(d)
For the year ended December 31, 2011, M&A Advisory includes $7,507 of incremental revenue from our acquisition of Growth Capital Partners from the effective date of the acquisition (June 30, 2011) through the end of the year. Revenue from our acquisition of Pagemill Partners (effective December 30, 2011) will be reflected in M&A Advisory beginning January 1, 2012.

(e)
For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 incremental revenue from our acquisition of MCR from the effective date of the acquisition (October 31, 2011) through the end of the year and $321 of incremental revenue from our acquisition of the Toronto-based financial restructuring practice of RSM Richter from the effective date of the acquisition (December 9, 2011) through the end of the year.

Our Financial Advisory segment was impacted by higher revenue from Dispute & Legal Management Consulting, partially offset by a decrease in revenue from Valuation Advisory and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity, particularly from a large complex litigation related engagement. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from incremental revenue associated with our acquisitions of Cole Valuation Partners and June Consulting Group.

Revenue from Valuation Advisory decreased primarily from continued weakness for demand of our services in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work. Utilization in this business remained robust as we have been able to leverage a number of our professionals to support engagements in Dispute & Legal Management Consulting and Portfolio Valuation.

The decrease in revenue from Tax Services primarily resulted from a reduction of transfer pricing services, partially offset by an increase in contingent fees.

Our Alternative Asset Advisory segment benefited from higher revenue from services associated with all business units. Portfolio Valuation primarily benefited from an increase in incremental valuation work. Complex Asset Solutions primarily benefited from revenue associated with our acquisition of Dynamic Credit Partners. Revenue from Transaction Advisory Services primarily increased as a result of a meaningful engagement during the year.

The decrease in revenue in our Investment Banking segment resulted from lower revenue from services associated with Global Restructuring Advisory, partially offset by an increase in revenue from M&A Advisory. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets, partially offset by incremental revenue from our acquisitions of MCR and Richter. The increase in revenue from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by fewer success fees in the remainder of the M&A Advisory business. Transaction Opinions was roughly flat between years.

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

The following table adjusts direct client service costs for equity-based compensation associated with Legacy Units and IPO Options, acquisition retention expenses, reimbursable expenses and a charge from the realignment of senior management:

	Year Ended
	December 31, 2011	December 31, 2010
Revenue (excluding reimbursables)	$383,940	$365,546

Total direct client service costs	$233,351	$223,064
Less: equity-based compensation associated with Legacy Units and IPO Options	273	(1,308)
Less: acquisition retention expenses	(1,624)	(11)
Less: reimbursable expenses	(13,073)	(9,547)
Less: charge from realignment of senior management	—	(540)
Direct client service costs, as adjusted	$218,927	$211,658

Direct client service costs, as adjusted, as a percentage of revenue	57.0%	57.9%

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

	Year Ended
	December 31, 2011	December 31, 2010
Revenue (excluding reimbursables)	$383,940	$365,546

Total operating expenses	$118,250	$108,745
Less: equity-based compensation associated with Legacy Units and IPO Options	(480)	(2,091)
Less: depreciation and amortization	(11,164)	(9,916)
Less: restructuring charges	(4,090)	—
Less: acquisition, integration and corporate development costs	(2,372)	(704)
Less: charge from realignment of senior management	—	(2,560)
Less: charge to impair certain intangible assets	—	(674)
Operating expenses, as adjusted	$100,144	$92,800

Operating expenses, as adjusted, as a percentage of revenue	26.1%	25.4%

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

Acquisition, integration and corporate development costs increased between periods as a result of acquisitions and corporate development initiatives. These expenses include fees and charges associated with acquisitions and ongoing corporate development initiatives and primarily comprise of (i) gains or losses resulting from the recalculation of contingent consideration, (ii) professional fees from legal, accounting, investment banking and other services, (ii) integration costs principally related to marketing, information technology, finance and real estate that are incremental in nature, (iv) foreign currency gains or losses from the translation of acquisition-related intercompany loans and (v) other charges such as regulatory filing fees and travel and entertainment expenses that are incremental in nature.

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

Segment Results—Year Ended December 31, 2011 versus Year Ended December 31, 2010

The following table sets forth selected segment operating results:

Results of Operations by Segment

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Financial Advisory
Revenue (excluding reimbursables)	$250,888	$231,281	$19,607	8.5%
Segment operating income	$45,212	$29,819	$15,393	51.6%
Segment operating income margin	18.0%	12.9%	5.1%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$55,666	$44,035	$11,631	26.4%
Segment operating income	$12,890	$9,208	$3,682	40.0%
Segment operating income margin	23.2%	20.9%	2.3%

Investment Banking
Revenue (excluding reimbursables)	$77,386	$90,230	$(12,844)	(14.2)%
Segment operating income	$6,767	$22,061	$(15,294)	(69.3)%
Segment operating income margin	8.7%	24.4%	(15.7)%

Totals
Revenue (excluding reimbursables)	$383,940	$365,546

Segment operating income	$64,869	$61,088
Net client reimbursable expenses	(139)	(62)
Equity-based compensation from Legacy Units and IPO Options	(207)	(3,399)
Depreciation and amortization	(11,164)	(9,916)
Acquisition retention expenses	(1,624)	(11)
Restructuring charges	(4,090)	—
Transaction and integration costs	(2,372)	(704)
Charge from realignment of senior management	—	(3,100)
Charge to impair certain intangible assets	—	(674)
Operating income	$45,273	$43,222

Average Client Service Professionals
Financial Advisory	575	596	(21)	(3.5)%
Alternative Asset Advisory	94	83	11	13.3%
Investment Banking	158	128	30	23.4%
Total	827	807	20	2.5%

End of Period Client Service Professionals
Financial Advisory	590	572	18	3.1%
Alternative Asset Advisory	100	85	15	17.6%
Investment Banking	303	128	175	136.7%
Total	993	785	208	26.5%

Results of Operations by Segment—Continued

	Year Ended
	December 31, 2011	December 31, 2010	Unit Change	Percent Change
Revenue per Client Service Professional
Financial Advisory	$436	$388	$48	12.4%
Alternative Asset Advisory	$592	$531	$61	11.5%
Investment Banking	$490	$705	$(215)	(30.5)%
Total	$464	$453	$11	2.4%
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

Revenue (excluding reimbursables)
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

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenue and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relates to the cross utilization of client service professionals across reportable segments occurs each period depending on the expertise required for each engagement. In particular, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $11,824 and $9,544 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services) in the years ended December 31, 2011 and 2010, respectively.

Financial Advisory

Revenue
Revenue from the Financial Advisory segment increased $19,607 or 8.5% to $250,888 for the year ended December 31, 2011, compared to $231,281 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Financial Advisory
Valuation Advisory	$143,151	$146,895	$(3,744)	(2.5)%
Tax Services(a)	40,945	43,324	(2,379)	(5.5)%
Dispute & Legal Management Consulting(b)	66,792	41,062	25,730	62.7%
	$250,888	$231,281	$19,607	8.5%

_______________
(a)
For the year ended December 31, 2011, Tax Services includes $543 of incremental revenue from our acquisition of Growth Capital Partners from the effective date of the acquisition (June 30, 2011) through the end of the year.

(b)
For the year ended December 31, 2011, Dispute & Legal Management Consulting includes $6,648 of incremental revenue from our acquisition of Cole Valuation Partners from the beginning of the year through June 15, 2011, the one year anniversary of the acquisition. For the year ended December 31, 2010, Dispute & Legal Management Consulting includes $6,871 of incremental revenue from the effective date of the acquisition (June 15, 2010) through the end of the year. Also includes revenue from our acquisition of June Consulting Group beginning December 15, 2010.

Our Financial Advisory segment was impacted by higher revenue from Dispute & Legal Management Consulting, partially offset by a decrease in revenue from Valuation Advisory and Tax Services. Revenue from Dispute & Legal Management Consulting increased primarily from demand to support financial services and intellectual property related litigation activity, particularly from a large complex litigation related engagement. This demand is also driven by a notable pick up in corporate spending to support commercial litigation domestically. Dispute & Legal Management Consulting also benefited from incremental revenue associated with our acquisitions of Cole Valuation Partners and June Consulting Group.

Revenue from Valuation Advisory decreased primarily from continued weakness for demand of our services in Europe. From a product perspective, a reduction of goodwill impairment testing and services related to fresh-start accounting for companies emerging from bankruptcy was partially offset by purchase price allocations and a higher volume of real estate valuation work.

Utilization in this business remained robust as we have been able to leverage a number of our professionals to support engagements in Dispute & Legal Management Consulting and Portfolio Valuation.

The decrease in revenue from Tax Services primarily resulted from a reduction of transfer pricing services, partially offset by an increase in contingent fees.

Segment Operating Income
Financial Advisory segment operating income increased $15,393 or 51.6% to $45,212 for the year ended December 31, 2011, compared to $29,819 for the year ended December 31, 2010. Segment operating income margin, defined as segment operating income expressed as a percentage of segment revenue, was 18.0% for the year ended December 31, 2011, compared to 12.9% for the year ended December 31, 2010. Segment operating income increased primarily as a result of higher revenue and a lower percentage of allocated operating costs from a decrease in average headcount between periods, partially offset by higher direct compensation costs.

Alternative Asset Advisory

Revenue
Revenue from the Alternative Asset Advisory segment increased $11,631 or 26.4% to $55,666 for the year ended December 31, 2011, compared to $44,035 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Alternative Asset Advisory
Portfolio Valuation	$25,741	$19,795	$5,946	30.0%
Complex Asset Solutions(a)	18,075	13,474	4,601	34.1%
Transaction Advisory Services	11,850	10,766	1,084	10.1%
	$55,666	$44,035	$11,631	26.4%

_______________
(a)	Complex Asset Solutions includes revenue from our acquisition of the U.S. advisory business of Dynamic Credit Partners beginning December 15, 2010.

Our Alternative Asset Advisory segment benefited from higher revenue from services associated with all business units. Portfolio Valuation primarily benefited from an increase in incremental valuation work. Complex Asset Solutions primarily benefited from revenue associated with our acquisition of Dynamic Credit Partners. Revenue from Transaction Advisory Services primarily increased as a result of a meaningful engagement during the year.

Segment Operating Income
Operating income from the Alternative Asset Advisory segment increased $3,682 or 40.0% to $12,890 for the year ended December 31, 2011, compared to $9,208 for the year ended December 31, 2010. Segment operating income margin was 23.2% for the year ended December 31, 2011, compared to 20.9% for the year ended December 31, 2010. Segment operating income increased primarily as a result of higher revenue, partially offset by higher direct compensation costs.

Investment Banking

Revenue
Revenue from the Investment Banking segment decreased $12,844 or 14.2% to $77,386 for the year ended December 31, 2011, compared to $90,230 for the year ended December 31, 2010, as summarized in the following table:

	Year Ended
	December 31, 2011	December 31, 2010	Dollar Change	Percent Change
Investment Banking
M&A Advisory(a)	$25,612	$22,719	$2,893	12.7%
Transaction Opinions	28,774	28,903	(129)	(0.4)%
Global Restructuring Advisory(b)	23,000	38,608	(15,608)	(40.4)%
	$77,386	$90,230	$(12,844)	(14.2)%

_______________
(a)
For the year ended December 31, 2011, M&A Advisory includes $7,507 of incremental revenue from our acquisition of Growth Capital Partners from the effective date of the acquisition (June 30, 2011) through the end of the year. Revenue from our acquisition of Pagemill Partners (effective December 30, 2011) will be reflected in M&A Advisory beginning January 1, 2012.

(b)
For the year ended December 31, 2011, Global Restructuring Advisory includes $4,726 incremental revenue from our acquisition of MCR from the effective date of the acquisition (October 31, 2011) through the end of the year and $321 of incremental revenue from our acquisition of the Toronto-based financial restructuring practice of RSM Richter from the effective date of the acquisition (December 9, 2011) through the end of the year.

The decrease in revenue in our Investment Banking segment resulted from lower revenue from services associated with Global Restructuring Advisory, partially offset by an increase in revenue from M&A Advisory. The deceleration in Global Restructuring Advisory is consistent with the decline in the global restructuring markets, partially offset by incremental revenues from our acquisitions of MCR and Richter. The increase in revenues from M&A Advisory primarily resulted from our acquisition of Growth Capital Partners, partially offset by fewer success fees in the remainder of the M&A Advisory business. Transaction Opinions was roughly flat between years.

Segment Operating Income
Operating income from the Investment Banking segment decreased $15,294 or 69.3% to $6,767 for the year ended December 31, 2011, compared to $22,061 for the year ended December 31, 2010. Operating income margin was 8.7% for the year ended December 31, 2011, compared to 24.4% for the year ended December 31, 2010. The decrease in segment operating income primarily resulted from the decrease in revenues and a higher percentage of allocated operating costs from an increase in average headcount between periods as a result of our acquisitions during the year.

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

Cash and cash equivalents increased by $29,746 to $68,732 at December 31, 2012, compared to $38,986 at December 31, 2011. The increase in cash primarily resulted from $90,044 provided by operating activities, partially offset by $40,470 used in investing activities and $19,975 used in financing activities.

Operating Activities
During the year ended December 31, 2012, cash of $90,044 was provided by operating activities, compared to $46,464 in the corresponding prior year period. The increase of amounts provided by operating activities primarily resulted from changes in assets and liabilities using cash, including accounts receivable, unbilled services and accrued compensation and benefits.

Investing Activities
During the year ended December 31, 2012, cash of $40,470 was used in investing activities, compared to $74,121 used in the corresponding prior year period. Investing activities during the current period included (i) purchases of property and equipment, (ii) cash consideration for acquisitions and acquisition-related working capital settlements and (iii) purchases of investments related to the Company's deferred compensation plan and other investments. The increase in purchases of property and equipment primarily resulted from (a) real estate build outs due to the expiration of office leases and the consolidation of certain offices from acquisitions and (b) technology spend related to investments to enhance our platform for our property tax services and upgrades of existing computer systems. During the year ended December 31, 2011, the increase in restricted cash resulted from cash placed in escrow in conjunction with retention incentives granted in conjunction with an acquisition.

Financing Activities
During the year ended December 31, 2012, cash of $19,975 was used in financing activities, compared to $46,399 used in the corresponding prior year period. Significant financing activities are summarized as follows:

•
Borrowings under and repayments of revolving line of credit—During the year ended December 31, 2012, we borrowed $35,000 under our revolving line and repaid $12,500. The net proceeds were used to fund short-term working capital needs.

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

•
Repurchases of Class A common stock—Repurchases of Class A common stock represents shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock and to a lesser extent shares of Class A common stock withheld to cover payroll tax withholdings related to the lapse of restrictions on restricted stock.

•	Distributions and other payments to noncontrolling unitholders—Distributions and other payments to noncontrolling unitholders are summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Distributions for taxes	$2,383	$4,812	$7,081
Other distributions	1,699	3,635	2,752
	$4,082	$8,447	$9,833

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

Credit Facility
On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011, (iv) the fourth amendment to credit agreement dated as of October 13, 2011 and (v) the fifth amendment to credit agreement dated August 10, 2012 (collectively, the “Credit Agreement”). The Credit Agreement provides for a $75,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit.

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $22,500 outstanding under the Credit Facility as of December 31, 2012. As of December 31, 2012, the Company had $2,397 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at December 31, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of December 31, 2012.

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

Contractual Obligations
The contractual obligations presented in the table below represent our estimates of significant future payments under fixed contractual obligations and commitments at December 31, 2012. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Payments Due by Period
	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Operating lease obligations	$155,031	$21,257	$38,366	$32,903	$62,505
Payments pursuant to the Tax Receivable Agreement	148,081	7,623	18,309	19,766	102,383
Revolving credit facility(a)	22,500	—	—	22,500	—
Contingent consideration obligations(b)	17,285	5,964	8,965	1,578	778
Acquisition retention obligations(c)	10,625	3,478	6,980	167	—
Total	$353,522	$38,322	$72,620	$76,914	$165,666

_______________
(a)	Reflects principal payments only. Excludes amounts for interest and unused commitment fees.
(b)
Reflects the probability weighted fair market value of acquisition-related contingent consideration payable. The maximum remaining eligible contingent consideration payable totaled $24,765 at December 31, 2012.

(c)
Acquisition retention expenses include expense associated with cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Off-Balance Sheet Arrangements
Pursuant to the terms of our credit facility, we currently provide standby letters of credit totaling $2,397 at December 31, 2012 to guarantee obligations that may arise under certain real estate leases. These potential obligations are not reflected in the Company's consolidated financial statements. Other than the aforementioned letters of credit, we do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our consolidated financial statements.

Exchange Rate Risk
We are exposed to risk from changes in foreign exchange rates related to our subsidiaries that use a foreign currency as their functional currency. We currently manage our foreign exchange exposure without the use of derivative instruments. We do not believe this risk is material in relation to our consolidated financial statements.

Inflation
We believe that inflation has not had a material impact on the Company's results of operations for each of the three years ended December 31, 2012, 2011 and 2010. However, there can be no assurance that future inflation will not have an adverse impact on the Company's operating results and financial condition.

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

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its impairment test as of October 1st of each year. The adoption of ASU 2011-08 did not have a material effect on the Company's consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to interest rates and changes in the market value of our investments. Our exposure to changes in interest rates is limited to borrowings under our revolving credit facility which has variable interest rates tied to the LIBOR or prime rate. At December 31, 2012, we had $22,500 outstanding under our revolving credit facility that carried a weighted-average interest rate of 1.5% at December 31, 2012. A hypothetical 1% increase in interest rates would decrease our Income Before Income Taxes by $225.

We have not entered into any interest rate swaps, caps or collars or other hedging instruments as of December 31, 2012.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Our independent auditors have issued an audit report on the effectiveness of the Company's internal control over financial reporting. That report appears on page F-3.

(c)	Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our fourth quarter of 2012 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K which will be filed within 120 days after the Company's 2012 fiscal year.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K which will be filed within 120 days after the Company's 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in this section is incorporated herein by reference to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders and this Annual Report on Form 10-K under the caption Part II—Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Equity Compensation Plan Information

The following table lists information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2012. All equity compensation plans have been approved by the stockholders.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Duff & Phelps Corporation Further Amended and Restated 2007 Omnibus Stock Incentive Plan	6,857	$16.00	7,499

_______________
(1)
Includes common stock issuable upon the vesting of 4,891 restricted stock awards and units, the vesting of 442 performance-vesting restricted stock awards and units, and the exercise of 1,524 outstanding options granted under the plan.

(2)	The weighted average exercise price shown relates solely to the options granted. The restricted stock awards and units have no exercise price due to their nature.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K which will be filed within 120 days after the Company's 2012 fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders or in an amendment to this Annual Report on Form 10-K which will be filed within 120 days after the Company's 2012 fiscal year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2013.

DUFF & PHELPS CORPORATION

/s/ Noah Gottdiener
Noah Gottdiener
Chairman of the Board, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board, President & Chief Executive Officer	February 25, 2013
Noah Gottdiener	(Principal Executive Officer)

/s/ Patrick M. Puzzuoli	Executive Vice President & Chief Financial Officer	February 25, 2013
Patrick M. Puzzuoli	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	February 25, 2013
Robert M. Belke

/s/ Peter W. Calamari	Director	February 25, 2013
Peter W. Calamari

/s/ William R. Carapezzi	Director	February 25, 2013
William R. Carapezzi

/s/ John A. Kritzmacher	Director	February 25, 2013
John A. Kritzmacher

/s/ Harvey M. Krueger	Director	February 25, 2013
Harvey M. Krueger

/s/ Sander M. Levy	Director	February 25, 2013
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	February 25, 2013
Jeffrey D. Lovell

/s/ Norman S. Matthews	Director	February 25, 2013
Norman S. Matthews

/s/ Gordon A. Paris	Director	February 25, 2013
Gordon A. Paris

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Duff & Phelps Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Duff & Phelps Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Duff & Phelps Corporation and Subsidiaries:

We have audited Duff & Phelps Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duff & Phelps Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2013

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Revenue	$469,164	$383,940	$365,546
Reimbursable expenses	15,537	12,934	9,485
Total revenue	484,701	396,874	375,031

Direct client service costs
Compensation and benefits (includes $19,098, $17,086 and $14,891 of equity-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively)	256,089	209,606	205,958
Other direct client service costs	13,119	9,048	7,548
Acquisition retention expenses (includes $2,908, $1,054 and $11 of equity-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively)	9,536	1,624	11
Reimbursable expenses	15,734	13,073	9,547
	294,478	233,351	223,064
Operating expenses
Selling, general and administrative (includes $3,531, $3,744 and $5,542 of equity-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively)	116,032	100,624	97,451
Depreciation and amortization	18,138	11,164	9,916
Restructuring charges (Note 15)	1,796	4,090	—
Acquisition, integration and corporate development costs	6,865	2,372	704
Charge from impairment of certain intangible assets	—	—	674
	142,831	118,250	108,745

Operating income	47,392	45,273	43,222

Other expense/(income), net
Interest income	(59)	(77)	(112)
Interest expense	748	275	312
Other expense	380	1,505	173
	1,069	1,703	373

Income before income taxes	46,323	43,570	42,849
Provision for income taxes	20,022	13,841	13,503
Net income	26,301	29,729	29,346
Less: Net income attributable to noncontrolling interest	4,037	11,115	12,581
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$16,765

Weighted average shares of Class A common stock outstanding
Basic	33,267	26,958	25,170
Diluted	34,585	27,832	26,089

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation (Note 5)
Basic	$0.64	$0.65	$0.62
Diluted	$0.62	$0.63	$0.60

Cash dividends declared per common share	$0.36	$0.32	$0.23

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net income	$26,301	$29,729	$29,346

Other comprehensive income/(loss), net of tax
Currency translation adjustment	2,255	(1,422)	381
Amortization of post-retirement benefits	(16)	(114)	514
Other comprehensive income/(loss), net of tax	2,239	(1,536)	895

Comprehensive income	28,540	28,193	30,241
Less: Comprehensive income attributable to noncontrolling interest	(3,943)	(10,692)	(12,769)
Comprehensive income attributable to Duff & Phelps Corporation	$24,597	$17,501	$17,472

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$68,732	$38,986
Accounts receivable (net of allowance for doubtful accounts of $2,037 and $1,753 at December 31, 2012 and 2011, respectively)	79,360	77,795
Unbilled services	54,159	51,427
Prepaid expenses and other current assets	10,980	8,257
Net deferred income taxes, current	1,819	2,545
Total current assets	215,050	179,010

Property and equipment (net of accumulated depreciation of $39,534 and $32,516 at December 31, 2012 and 2011, respectively) (Note 7)	49,926	33,632
Goodwill (Note 8)	205,653	192,970
Intangible assets (net of accumulated amortization of $35,144 and $25,626 at December 31, 2012 and 2011, respectively) (Note 8)	38,201	40,977
Other assets	16,969	13,942
Investments related to deferred compensation plan (Note 17)	28,775	23,542
Net deferred income taxes, less current portion	161,339	115,826
Total non-current assets	500,863	420,889
Total assets	$715,913	$599,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,131	$4,148
Accrued expenses	23,939	22,612
Accrued compensation and benefits	54,315	41,518
Liability related to deferred compensation plan, current portion (Note 17)	506	646
Deferred revenues	6,388	4,185
Due to noncontrolling unitholders, current portion (Note 3)	7,623	6,209
Total current liabilities	97,902	79,318

Long-term debt (Note 9)	22,500	—
Liability related to deferred compensation plan, less current portion (Note 17)	28,361	23,083
Other long-term liabilities (Note 10)	36,511	32,248
Due to noncontrolling unitholders, less current portion (Note 3)	140,458	101,557
Total non-current liabilities	227,830	156,888
Total liabilities	325,732	236,206

Commitments and contingencies (Note 14)

Stockholders' equity
Preferred stock (50,000 shares authorized; zero issued and outstanding)	—	—
Class A common stock, par value $0.01 per share (100,000 shares authorized; 42,420 and 31,646 shares issued and outstanding at December 31, 2012 and 2011, respectively)	424	316
Class B common stock, par value $0.0001 per share (50,000 shares authorized; zero and 10,488 shares issued and outstanding at December 31, 2012 and 2011, respectively)	—	1
Additional paid-in capital	352,858	252,572
Accumulated other comprehensive income	2,620	287
Retained earnings	34,279	25,631
Total stockholders' equity of Duff & Phelps Corporation	390,181	278,807
Noncontrolling interest	—	84,886
Total stockholders' equity	390,181	363,693
Total liabilities and stockholders' equity	$715,913	$599,899
See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$26,301	$29,729	$29,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,138	11,164	9,916
Equity-based compensation	25,537	21,884	20,444
Bad debt expense	1,628	3,363	2,074
Net deferred income taxes	6,432	4,811	3,050
Other	3,385	3,295	1,606
Changes in assets and liabilities providing/(using) cash, net of acquired balances:
Accounts receivable	387	(19,821)	(3,231)
Unbilled services	(1,015)	(14,471)	(12)
Prepaid expenses and other current assets	(2,591)	1,399	(930)
Other assets	(4,339)	(146)	(1,802)
Accounts payable and accrued expenses	4,698	5,527	(1,869)
Accrued compensation and benefits	18,363	4,379	6,157
Deferred revenues	2,069	1,756	(1,378)
Other liabilities	(2,916)	(869)	734
Due to noncontrolling unitholders from payments pursuant to the Tax Receivable Agreement (Note 3)	(6,033)	(5,536)	(4,267)
Net cash provided by operating activities	90,044	46,464	59,838

Cash flows from investing activities:
Purchases of property and equipment	(23,706)	(8,057)	(7,080)
Business acquisitions, net of cash acquired	(13,614)	(53,464)	(18,217)
Purchases of investments	(3,150)	(6,200)	(3,175)
Increase in restricted cash	—	(6,400)	—
Net cash used in investing activities	(40,470)	(74,121)	(28,472)

Cash flows from financing activities:
Borrowings under revolving line of credit	35,000	—	—
Repayments of revolving line of credit	(12,500)	—	—
Net proceeds from sale of Class A common stock	49,244	—	(3)
Redemption of noncontrolling unitholders	(58,972)	—	—
Dividends	(13,683)	(9,989)	(6,618)
Repurchases of Class A common stock	(9,284)	(28,891)	(8,897)
Payments of contingent consideration related to acquisitions	(6,550)	—	—
Distributions and other payments to noncontrolling unitholders	(4,082)	(8,447)	(9,833)
Payments of debt issuance costs	—	(302)	—
Proceeds from exercises of stock options	16	267	144
Excess tax benefit from equity-based compensation	836	963	(64)
Net cash used in financing activities	(19,975)	(46,399)	(25,271)

Effect of exchange rate on cash and cash equivalents	147	(286)	(78)

Net increase/(decrease) in cash and cash equivalents	29,746	(74,342)	6,017
Cash and cash equivalents at beginning of year	38,986	113,328	107,311
Cash and cash equivalents at end of period	$68,732	$38,986	$113,328

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Supplemental disclosures of cash flow activities:
Interest paid	$590	$102	$122
Income taxes paid	$16,163	$5,503	$10,410

Supplemental disclosures of non-cash investing and financing activities:
Value of Class A common stock issued for business acquisitions	$3,079	$15,487	$2,535

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2011	$363,693	31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886
Comprehensive income	28,540	—	—	—	—	—	2,333	22,264	3,943
Sale of Class A common stock for follow-on offering	49,244	3,707	37	—	—	36,785	—	—	12,422
Redemption of New Class A Units	(58,972)	—	—	(4,407)	(1)	(44,170)	—	—	(14,801)
Issuance of Class A common stock for acquisitions	3,079	227	2	—	—	2,928	—	—	149
Exchange of New Class A Units	—	6,081	61	(6,081)	—	(61)	—	—	—
Net issuance of restricted stock awards	(5,265)	1,315	13	—	—	(4,094)	—	—	(1,184)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	615	—	—	—	—	615	—	—	—
Issuance of Class A common stock for exercises of stock options	16	1	—	—	—	15	—	—	1
Forfeitures	(2)	(248)	(2)	—	—	—	—	—	—
Equity-based compensation	25,434	—	—	—	—	22,613	—	—	2,821
Income tax benefit on equity-based compensation	836	—	—	—	—	836	—	—	—
Distributions to noncontrolling unitholders	(3,948)	—	—	—	—	(3,661)	—	—	(287)
Change in ownership interests between periods	—	—	—	—	—	87,748	—	—	(87,748)
Deferred tax asset effective tax rate conversion	4,411	—	—	—	—	4,402	—	—	9
Repurchases of Class A common stock pursuant to publicly announced program	(4,002)	(309)	(3)	—	—	(3,783)	—	—	(216)
Capital deemed contributed by selling shareholders of acquired businesses	118	—	—	—	—	113	—	—	5
Dividends on Class A common stock	(13,616)	—	—	—	—	—	—	(13,616)	—
Balance as of December 31, 2012	$390,181	42,420	$424	—	$—	$352,858	$2,620	$34,279	$—

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2010	$342,564	30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294
Comprehensive income	28,193	—	—	—	—	—	(1,113)	18,614	10,692
Issuance of Class A common stock for acquisitions	15,487	1,180	12	—	—	11,512	—	—	3,963
Exchange of New Class A Units	(1)	653	6	(653)	—	(7)	—	—	—
Net issuance of restricted stock awards	(4,984)	1,966	19	—	—	(3,693)	—	—	(1,310)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	821	—	—	—	—	821	—	—	—
Issuance of Class A common stock for exercises of stock options	113	7	—	—	—	83	—	—	30
Forfeitures	(3)	(302)	(3)	(10)	—	—	—	—	—
Equity-based compensation	22,187	—	—	—	—	16,474	—	—	5,713
Income tax benefit on equity-based compensation	963	—	—	—	—	963	—	—	—
Distributions to noncontrolling unitholders	(8,407)	—	—	—	—	(6,256)	—	—	(2,151)
Change in ownership interests between periods	—	—	—	—	—	17,204	—	—	(17,204)
Deferred tax asset effective tax rate conversion	553	—	—	—	—	516	—	—	37
Repurchases of Class A common stock pursuant to publicly announced program	(23,887)	(2,024)	(20)	—	—	(17,689)	—	—	(6,178)
Dividends on Class A common stock	(9,906)	—	—	—	—	—	—	(9,906)	—
Balance as of December 31, 2011	$363,693	31,646	$316	10,488	$1	$252,572	$287	$25,631	$84,886

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY—CONTINUED
(In thousands)

		Stockholders of Duff & Phelps Corporation
	Total Stockholders'	Common Stock - Class A		Common Stock - Class B		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling
	Equity	Shares	Dollars	Shares	Dollars	Capital	Income	Earnings	Interest

Balance as of December 31, 2009	$313,757	27,290	$273	12,974	$1	$207,210	$693	$6,709	$98,871
Comprehensive income	30,241	—	—	—	—	—	707	16,765	12,769
Sale of Class A common stock for follow-on offering	(3)	—	—	—	—	(3)	—	—	—
Issuance of Class A common stock for acquisitions	2,535	176	2	—	—	1,798	—	—	735
Exchange of New Class A Units	1	1,788	18	(1,788)	—	(17)	—	—	—
Net issuance of restricted stock awards	(2,771)	1,596	16	—	—	(1,920)	—	—	(867)
Adjustment to Tax Receivable Agreement as a result of the exchange of New Class A Units	1,529	—	—	—	—	1,529	—	—	—
Issuance of Class A common stock for exercises of stock options	282	18	—	—	—	203	—	—	79
Forfeitures	(2)	(251)	(2)	(35)	—	—	—	—	—
Equity-based compensation	20,615	—	—	—	—	14,216	—	—	6,399
Income tax benefit on equity-based compensation	(64)	—	—	—	—	(64)	—	—	—
Distributions to noncontrolling unitholders	(10,109)	—	—	—	—	(7,131)	—	—	(2,978)
Change in ownership interests between periods	—	—	—	—	—	21,403	—	—	(21,403)
Deferred tax asset effective tax rate conversion	(786)	—	—	—	—	(382)	—	—	(404)
Repurchases of Class A common stock pursuant to publicly announced program	(6,110)	(451)	(5)	—	—	(4,198)	—	—	(1,907)
Dividends on Class A common stock	(6,551)	—	—	—	—	—	—	(6,551)	—
Balance as of December 31, 2010	$342,564	30,166	$302	11,151	$1	$232,644	$1,400	$16,923	$91,294

See accompanying notes to the consolidated financial statements.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1.	Organization and Nature of Company

Duff & Phelps Corporation (the “Company”) is a leading provider of independent financial advisory and investment banking services. The Company is one of the leading providers of independent valuation services in the world. Its core competency is making highly technical and complex assessments of value. Professional services include the core areas of valuation, transactions, financial restructuring, alternative assets, disputes and taxation. Headquartered in New York, New York, the Company provides its services to publicly traded and privately held companies, government entities and investment organizations such as private equity firms and hedge funds. These services are delivered from various offices around the world by over 1,000 client service professionals who possess highly specialized skills in finance, valuation, accounting and tax.

References to the “Company,” “its” and “itself,” refer to Duff & Phelps Corporation and its subsidiaries, unless the context requires otherwise.

Note 2.	Basis of Presentation

Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company, its controlled subsidiaries and other entities consolidated as required by GAAP.

Entry into a Definitive Merger Agreement
On December 30, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Duff & Phelps Acquisitions, LLC, a wholly owned subsidiary of the Company (“D&P Acquisitions”), Dakota Holding Corporation (“Parent”), Dakota Acquisition I, Inc., a wholly owned subsidiary of Parent (“Merger Sub I”), and Dakota Acquisition II, LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), pursuant to which Merger Sub II will merge with and into D&P Acquisitions with D&P Acquisitions surviving, and immediately thereafter Merger Sub I will merge with and into the Company (the “Merger”) with the Company surviving as a wholly owned subsidiary of Parent.  Parent is owned by funds advised by Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie, and The Edmond de Rothschild Group.

Under the terms of the Merger Agreement, if the Merger is consummated, each outstanding share of our Class A common stock will be converted into the right to receive $15.55 per share in cash plus any unpaid dividends with respect thereto with a record date prior to the effective time of the Merger, in each case without interest and less applicable withholding taxes.

The Merger is subject to the satisfaction of a number of conditions that are beyond our control that may prevent, delay or otherwise adversely affect the completion of the Merger. These conditions include, among other things, stockholder and regulatory approval. We cannot predict with certainty whether and when any of these conditions will be satisfied. Assuming the satisfaction of the conditions to the Merger, we expect the transaction to close in the first half of 2013, as to which there can be no assurance.

The Merger Agreement may be terminated under certain circumstances, including in specified circumstances in connection with superior proposals. In certain circumstances, we would be responsible to pay a termination fee to Parent of $19,964. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Parent has advised the Company that Parent and Merger Sub I have obtained debt financing commitments for the transactions contemplated by the merger agreement, the proceeds of which (together with available cash at the Company and proceeds from the equity commitments) will be used by Parent to pay the aggregate merger consideration and all related fees and expenses and to refinance certain indebtedness of the Company. Parent has advised the Company that Barclays Bank PLC (“Barclays”), Credit Suisse AG (“CS”) and Royal Bank of Canada (“RBC” and, collectively with Barclays and CS, the “Lenders”) have committed to provide $424,000 in senior secured first-lien loan facilities, comprised of a $349,000 senior secured term loan facility and a $75,000 senior secured revolving credit facility of which $20,000 may be drawn on the closing date of the mergers, on the terms and subject to the conditions set forth in a debt financing commitment dated December 30, 2012 (the “Debt Financing Commitment”).

The obligation of the Lenders to provide debt financing under the Debt Financing Commitment is subject to a number of conditions, exceptions and qualifications, including without limitation: (i) the absence of a material adverse effect on the Company since December 31, 2011, (ii) execution and delivery of definitive documentation with respect to the debt financing contemplated by the Debt Financing Commitment and otherwise mutually agreed, (iii) accuracy of certain specified representations and warranties in the loan documents and in the merger agreement, (iv) receipt of equity financing from the investors in an amount at least equal to a specified minimum, (v) certain marketing periods with respect to the financing shall have expired and (vi) consummation of the merger in accordance with the merger agreement. The final termination date for the Debt Financing Commitment is the earliest of (i) the consummation of the merger with or without the funding of the proposed credit facilities (or earlier termination of the merger agreement in accordance with its terms) and (ii) July 1, 2013.

The Lenders' commitments to provide the debt financing are not conditioned upon a successful syndication of any of the credit facilities. Prior to the completion of the mergers, no assignment, syndication or participation of the credit facilities by a Lender in respect of its commitment will relieve such Lender of its obligations under the Debt Financing Commitment.

It is anticipated that Duff & Phelps Corporation will become the borrower of the debt obtained to finance the merger.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to the following:

•	proportional performance under client engagements for the purpose of determining revenue recognition,
•	accounts receivable and unbilled services valuation,
•	incentive compensation and other accrued benefits,
•	useful lives of intangible assets,
•	the carrying value of goodwill and intangible assets,
•	amounts due to noncontrolling unitholders,
•	reserves for estimated tax liabilities, restructuring charges and lease loss liabilities,
•	contingent liabilities,
•	certain estimates and assumptions used in the allocation of revenues and expenses for segment reporting, and
•	certain estimates and assumptions used in the calculation of the fair value of equity-based compensation issued to employees and the fair value of acquisition related contingent consideration.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Summary of Significant Accounting Policies
Revenue Recognition – The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, the related services are provided, the price is fixed or determinable and collectability is reasonably assured.

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

In the absence of clear and reliable output measures, the Company believes that its method of recognizing service revenues, for contracts with fixed fees, based on hours of service provided represents an appropriate surrogate for output measures. The Company determined that an input-based approach was most appropriate because the input measures are deemed to be a reasonable substitute for output measures based on the performance of its obligations to the customer, and due to the fact that an input-based approach would not vary significantly from an output measure approach. The Company believes this methodology provides a reliable measure of the revenue from the advisory services the Company provides to its customers under fixed-fee engagements given the nature of the consulting services the Company provides and the following additional considerations:

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

Revenues for contracts with multiple elements are allocated based on the element's fair value. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with the Company's accounting policies for the elements. Elements qualify for separation when the services have value on a stand-alone basis and fair value of the separate element exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as the Company sells those elements individually outside of a multiple services engagement. Contracts with multiple elements are generally fixed-fee or time-and-materials engagements. Contracts are typically terminable by either party upon sufficient notification and do not include provisions for refunds relating to services provided.

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

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts by calculating and recording a specified percentage of the individual open receivable balances. Specific allowances are also recorded based on historical experience, analysis of past due accounts, client creditworthiness and other current available information.

The provision for doubtful accounts is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of receivables from clients. The Company performs ongoing credit evaluations of its major customers and maintains allowances for potential credit losses. No single client balance is considered large enough to pose a significant credit risk. No single client accounted for more than 10% of total revenues in 2012, 2011 or 2010.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Bad debt expense is summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Bad debt expense	$1,628	$3,363	$2,074

The Company has international operations in North America, Europe and Asia. The Company has not entered into any transactions to hedge its exposure to these foreign exchange fluctuations through the use of derivative instruments or otherwise. An appreciation or depreciation of any of these currencies relative to the U.S. dollar would result in an adverse or beneficial impact to the Company's financial results. Historically, the value of these foreign currencies has fluctuated relative to the U.S. dollar. The net impact of the fluctuation of foreign currencies is summarized on the Consolidated Statements of Comprehensive Income.

Cash and Cash Equivalents – The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are primarily held in operating accounts at major financial institutions and also in money market mutual funds, in which the Company is exposed to market and credit risk.

Property and Equipment – Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method based upon the following estimated useful lives: leasehold improvements—over the lesser of the estimated useful life of the asset or the remaining life of the lease; equipment and furniture—two to ten years; and software, computers and related equipment—two to five years.

Goodwill and Other Intangible Assets – Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of FASB ASC 350-20, Intangibles—Goodwill and Other, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess. Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

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

Acquisition Accounting – The Company utilizes the purchase method of accounting in accordance with FASB ASC 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations, including valuations of intangible assets and contingent consideration. The fair value of contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the statement of operations.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Acquisition-related expenses are expensed when incurred and included in "Acquisition, integration and corporate development costs" on the Consolidated Statements of Operations.

Pursuant to purchase agreements for certain acquisitions, payments were made or will be made by us to certain selling shareholders (i) upon closing of the transaction and (ii) upon the acquired businesses achieving specific financial performance targets over a number of years. Certain acquisition-related payments were or will be subsequently redistributed by such selling shareholders among themselves in amounts that were not consistent with their ownership interests on the date the Company acquired the businesses based in part on continuing employment with the Company or the achievement of specific financial performance targets over a number of years.

In accordance with GAAP, the acquisition-related payments to the selling shareholders represented purchase consideration. As such, these payments were properly recorded as goodwill. The acquisition payments subsequently redistributed by such selling shareholders are required to be reflected as non-cash compensation expense of Duff & Phelps, and the selling shareholders were or will be deemed to have made a capital contribution to the Company.

Impairment of Long-Lived Assets – The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.

Fair Value of Financial Instruments – The Company's financial instruments consist of cash and cash equivalents, investments and liabilities related to the deferred compensation plan, accounts receivable, accounts payable, accrued expenses, debt and other liabilities. The fair value of these instruments approximated their carrying value at December 31, 2012 and 2011.

Foreign Currency Translation – The Company's foreign operations use their local currency as their functional currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of other comprehensive income or loss within the Consolidated Statements of Comprehensive Income under the caption currency translation adjustment. Gains or losses resulting from foreign currency transactions are included in selling, general and administrative expense in the Consolidated Statements of Operations. Transaction gains and losses are not material. Exchange gains and losses arising from translating intercompany balances that we do not plan or anticipate settling in the foreseeable future are recorded as a separate component of accumulated other comprehensive income. Transactional gains or losses on intercompany loans are included as a component of "Other expense" on the Consolidated Statements of Operations.

Other Comprehensive Income – Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss. Other comprehensive income or loss results from items deferred from recognition in the Consolidated Statement of Operations. Accumulated other comprehensive income is separately presented on the Company's Consolidated Balance Sheet as part of stockholders' equity.

Accounting for Equity-Based Compensation – The Company accounts for equity-based compensation in accordance with the provisions of FASB ASC 718, Compensation–Stock Compensation. Equity-based compensation expense is based on fair value at the date of grant and is recognized over the requisite service period using the accelerated method of amortization for grants with graded vesting or using the straight-line method for grants with cliff vesting.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Internally Developed Software – The Company evaluates cost of internally developed software in accordance with FASB ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Capitalization of costs incurred to develop internal-use software begins when the preliminary project stage is completed, funding is authorized and committed, it is probable that the project will be completed and the software will be used to perform the function intended. Internally developed software is depreciated over its useful life when it is substantially complete, ready for its intended use and its condition necessary to operate as intended.

Income Taxes – The Company accounts for income taxes under the asset and liability method prescribed by FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon expected future earnings, future deductibility of the asset, and changes in applicable tax laws and other factors. If management determines that it is not probable that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company's consolidated statements of operations. Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

Leases – The Company leases office facilities under non-cancelable operating leases that include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease. Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property. The Company has various leases that grant a free rent period and entitle the Company to a lease incentive. Rent expense is reflected in the Consolidated Statement of Operations on a straight-line basis over the term of the leases. In addition to office leases, the Company leases a nominal amount of equipment under operating leases.

Dividends – The Company pays quarterly cash dividends to holders of record of the Company's Class A common stock. Future cash dividends, if any, will be at the discretion of the board of directors and can be changed or discontinued at any time. Dividend determinations (including the size of quarterly dividends) will depend upon, among other things, future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as the board of directors may deem relevant.

Under the terms of the Merger Agreement, the Company is only permitted to make payments of its regular quarterly dividends of $0.09 per share of its Class A common stock with record dates and payment dates consistent with the prior year. The timing of the closing of the Merger will impact whether the Company's Class A stockholders will receive future dividends to the extent declared by the board of directors. If the Merger Agreement is consummated, current holders of Class A common stock will no longer be entitled to receive dividends following consummation of the Merger.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Repurchases of Class A Common Stock – In conjunction with repurchases of Class A common stock, repurchased shares are retired and recorded as a reduction to additional paid-in capital.

Segment Reporting – The Company provides services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking. The Company generally defines its segments by the nature of their services and how the business is managed and resources are allocated. The Financial Advisory segment provides services related to its Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units; the revenue model associated with this segment is generally based on time and materials. The Alternative Asset Advisory segment provides services related to the Portfolio Valuation, Complex Asset Solutions and Transaction Advisory Services business units; the revenue model associated with this segment is generally based on time and materials. The Investment Banking segment provides services related to its M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units; the revenue model associated with this segment is generally based on fixed retainers, fixed fees and contingent fees upon the successful completion of a transaction.
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

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If an entity determines based on qualitative factors that it is not more likely than not that a reporting unit's fair value is less than its carrying amount, then the two step impairment test will be unnecessary. The amendment was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company performs its impairment test as of October 1st of each year. The adoption of ASU 2011-08 did not have a material effect on the Company's consolidated financial statements.

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

Duff & Phelps Corporation was incorporated on April 23, 2007 as a holding company for the purpose of facilitating an initial public offering (“IPO”) of the Company's common equity and to become the sole managing member of Duff & Phelps Acquisitions, LLC and its subsidiaries (“D&P Acquisitions”).  D&P Acquisitions represented the predecessor entity prior to the Company's IPO and currently represents the operating subsidiaries of the Company.

The Company has sole voting power in and controls the management of D&P Acquisitions.  As a result, the Company consolidates the financial results of D&P Acquisitions and records noncontrolling interest for the economic interest in D&P Acquisitions held by the existing unitholders to the extent the book value of their interest in D&P Acquisitions is greater than zero.  The Company's economic interest in D&P Acquisitions totaled 100.0% and 75.1% at December 31, 2012 and 2011, respectively. Conversely, the noncontrolling unitholders' interest D&P Acquisitions totaled 0.0% and 24.9% at December 31, 2012 and 2011, respectively. As of December 31, 2012, all of the remaining unitholders had exchanged their units into shares of the Company's Class A common stock.

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

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2009	27,290	12,974	40,264
Issuance of Class A common stock for acquisitions	176	—	176
Exchange to Class A common stock	1,788	(1,788)	—
Net issuance of restricted stock awards	1,596	—	1,596
Issuance for exercises of IPO Options	18	—	18
Repurchases of Class A common stock pursuant to publicly announced program	(451)	—	(451)
Forfeitures	(251)	(35)	(286)
As of December 31, 2010	30,166	11,151	41,317
Issuance of Class A common stock for acquisitions	1,180	—	1,180
Exchange to Class A common stock	653	(653)	—
Net issuance of restricted stock awards	1,966	—	1,966
Issuance for exercises of IPO Options	7	—	7
Repurchases of Class A common stock pursuant to publicly announced program	(2,024)	—	(2,024)
Forfeitures	(302)	(10)	(312)
As of December 31, 2011	31,646	10,488	42,134

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Duff & Phelps Corporation	Noncontrolling Unitholders	Total
As of December 31, 2011	31,646	10,488	42,134
Sale of Class A common stock for follow-on offering	3,707	—	3,707
Redemption of New Class A Units	—	(4,407)	(4,407)
Issuance of Class A common stock for acquisitions	227	—	227
Exchange to Class A common stock	6,081	(6,081)	—
Net issuance of restricted stock awards	1,315	—	1,315
Issuance of Class A common stock for exercises of stock options	1	—	1
Repurchases of Class A common stock pursuant to publicly announced program	(309)	—	(309)
Forfeitures	(248)	—	(248)
As of December 31, 2012	42,420	—	42,420

Percent of total
December 31, 2010	73.0%	27.0%	100%
December 31, 2011	75.1%	24.9%	100%
December 31, 2012	100.0%	—%	100%

A reconciliation from “Income before income taxes” to “Net income attributable to the noncontrolling interest” and “Net income attributable to Duff & Phelps Corporation” is detailed as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Income before income taxes	$46,323	$43,570	$42,849
Less: provision for income taxes for entities other than Duff & Phelps Corporation(a)(b)	(2,684)	(826)	(2,066)
Income before income taxes, as adjusted	43,639	42,744	40,783
Ownership percentage of noncontrolling interest(d)	9.3%	26.0%	30.8%
Net income attributable to noncontrolling interest	4,037	11,115	12,581
Income before income taxes, as adjusted, attributable to Duff & Phelps Corporation	39,602	31,629	28,202
Less: provision for income taxes of Duff & Phelps Corporation(a)(c)	(17,338)	(13,015)	(11,437)
Net income attributable to Duff & Phelps Corporation	$22,264	$18,614	$16,765
_______________

(a)
The consolidated provision for income taxes is equal to the sum of (i) the provision for income taxes for entities other than Duff & Phelps Corporation and (ii) the provision for income taxes of Duff & Phelps Corporation. The consolidated provision for income taxes totaled $20,022, $13,841 and $13,503 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Distributions for taxes	$2,383	$4,812	$7,081
Other distributions	1,699	3,635	2,752
Payments pursuant to the Tax Receivable Agreement	6,033	5,536	4,267
	$10,115	$13,983	$14,100

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

As of December 31, 2012, the Company recorded a liability of $148,081, representing the payments due to D&P Acquisitions' unitholders under the TRA (see current and non-current portion of “Due to noncontrolling unitholders” on the Company's Consolidated Balance Sheets).

Within the next 12 month period, the Company expects to pay $7,623 of the total amount. The basis for determining the current portion of the payments due to D&P Acquisitions' unitholders under the TRA is the expected amount of payments to be made within the next 12 months.  The long-term portion of the payments due to D&P Acquisitions' unitholders under the tax receivable agreement is the remainder. Payments are anticipated to be made annually over 15 years , commencing from the date of each event that gives rise to the TRA benefits, beginning with the date of the closing of the IPO on October 3, 2007.  The payments are made in accordance with the terms of the TRA.  The timing of the payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 4.	Acquisitions

2012 Acquisitions
On October 4, 2012, the Company acquired certain assets of iEnvision Technology, an advisory firm that assists law firms and corporate legal departments with implementation of document and data management systems. On October 18, 2012, the Company acquired the ownership interests of Ceteris US, LLC, an independent provider of transfer pricing and valuation advisory services.

Subject to the completion of working capital settlements, the aggregated fair value of the purchase price totaled $19,383 and comprised cash, Class A common stock and contingent consideration. Allocation of the purchase price included $3,175 of net tangible assets, $6,620 of intangible assets and $9,588 of goodwill. The goodwill was assigned to the Financial Advisory segment and is expected to be deductible for tax purposes.

Pro forma results of operations and other disclosures have not been presented because the acquisitions were not material in relation to the Company's consolidated financial position or results of operations for the periods presented.

2011 Acquisitions
Acquisition of MCR
On October 31, 2011, the Company acquired certain assets of MCR and its subsidiaries, a United Kingdom-based partnership specializing in insolvency, turnaround and restructuring services ("MCR"). The addition of MCR enhances the Company's global restructuring advisory capabilities and expands its presence in Europe. The acquisition included 126 client service professionals, including 19 partners and directors. Its results have been included in the consolidated financial statements as part of the Investment Banking segment since the date of acquisition. Revenue and operating income totaled $28,520 and $1,967 during the year ended December 31, 2012, respectively.

The fair value of the purchase price totaled $42,080 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. An expense of $575 was recorded to "Aquisition, integration and corporate development costs" to reflect the change in fair value of the estimated contingent consideration payable during the year ended December 31, 2012.

Allocation of the purchase price included $13,864 of net tangible assets, $7,710 of intangible assets and $20,506 of goodwill. The intangible assets acquired include customer relationships and non-compete agreements. The goodwill was assigned to the Investment Banking segment and is expected to be deductible for tax purposes.

Other Acquisitions
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

Effective December 9, 2011, the Company acquired the Toronto-based restructuring and insolvency practice from the RSM Richter group. The acquisition enhances the Company's global restructuring capabilities by expanding its presence into Canada. The acquisition added 12 client service professionals, including four managing directors. Its results have been included in the Company's Consolidated Statement of Operations as part of the Investment Banking segment since the date of acquisition.

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

Aggregated revenue and operating income totaled $27,553 and $4,635 during the year ended December 31, 2012, respectively.

The aggregate fair value of the purchase price of these other acquisitions totaled $44,732 and comprised cash, Class A common stock and contingent consideration. The fair value of the contingent consideration will be recalculated each reporting period with any resulting gains or losses being recorded in the Consolidated Statement of Operations. An expense of $700 was recorded to "Aquisition, integration and corporate development costs" to reflect the change in fair value of the estimated contingent consideration payable during the year ended December 31, 2012, respectively.

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

	Year Ended
	December 31, 2011	December 31, 2010
Revenue	$441,767	$431,909
Reimbursable expenses	14,773	11,252
Total revenue	$456,540	$443,161

Net income attributable to Duff & Phelps Corporation	$23,259	$18,567

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation
Basic	$0.77	$0.65
Diluted	$0.74	$0.63

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 5.	Earnings Per Share

Basic earnings per share (“EPS”) measures the performance of an entity over the reporting period. Diluted earnings per share measures the performance of an entity over the reporting period while giving effect to all potentially dilutive common shares that were outstanding during the period. The treasury stock method is used to determine the dilutive potential of stock options, restricted stock awards and units, and performance-based restricted stock awards and units. In accordance with FASB ASC 260, Earnings Per Share, all outstanding unvested share-based payments that contain rights to nonforfeitable dividends participate in the undistributed earnings with the common stockholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted net income per share.

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

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Basic and diluted net income per share:

Numerator
Net income available to holders of Class A common stock	$22,264	$18,614	$16,765
Earnings allocated to participating securities	(992)	(1,100)	(1,132)
Earnings available for common stockholders	$21,272	$17,514	$15,633

Denominator for basic net income per share of Class A common stock
Weighted average shares of Class A common stock	33,267	26,958	25,170

Denominator for diluted net income per share of Class A common stock
Weighted average shares of Class A common stock	33,267	26,958	25,170
Add dilutive effect of the following:
Restricted stock awards and units	1,318	874	919
Dilutive weighted average shares of Class A common stock	34,585	27,832	26,089

Basic income per share of Class A common stock	$0.64	$0.65	$0.62

Diluted income per share of Class A common stock	$0.62	$0.63	$0.60

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Antidilution is the result of outstanding options exceeding those outstanding under the treasury stock method. Accordingly, the following shares were anti-dilutive and excluded from this calculation:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average IPO Options outstanding	1,559	1,634	1,742

The potential dilutive effect of the Company's performance-based restricted stock awards and units were excluded from the calculation as the performance conditions had not been met:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average performance-based restricted stock awards and units	303	164	—

In addition, shares of Class B common stock and the underlying number of New Class A Units do not share in the earnings of the Company and are therefore not participating securities. Accordingly, basic and diluted earnings per share of Class B common stock and the underlying number of New Class A Units have not been presented. Accordingly, the following shares were excluded from this calculation:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average shares of Class B common stock and underlying New Class A Units outstanding	4,466	10,883	12,703

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 6.	Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$28,775	$—	$28,775
Total assets	$—	$28,775	$—	$28,775

Benefits payable in conjunction with deferred compensation plan	$—	$28,867	$—	$28,867
Acquisition-related contingent consideration	—	—	17,285	17,285
Total liabilities	$—	$28,867	$17,285	$46,152

For comparative purposes, the following table presents assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Investments held in conjunction with deferred compensation plan	$—	$23,542	$—	$23,542
Total assets	$—	$23,542	$—	$23,542

Benefits payable in conjunction with deferred compensation plan	$—	$23,729	$—	$23,729
Acquisition-related contingent consideration	—	—	17,738	17,738
Total liabilities	$—	$23,729	$17,738	$41,467

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
The following table reconciles the changes in the acquisition-related contingent consideration payable:

Balance as of December 31, 2011	$17,738
Fair market value of contingent consideration from acquisitions during the year	4,653
Payment of contingent consideration	(6,550)
Change in fair market value	1,275
Impact of foreign currency translation	169
Balance as of December 31, 2012	$17,285

During the year ended December 31, 2012, an expense of $1,275 was recorded to transaction and integration costs to reflect the change in fair value of the estimated contingent consideration payable. The current portion of the acquisition-related contingent consideration payable is reflected in "Accrued expenses" and the long-term portion in "Other long-term liabilities" on the Consolidated Balance Sheets.

The significant unobservable inputs used in the fair value measurement of the acquisition-related contingent consideration payable primarily comprise forecasted revenue and forecasted margins. Significant changes in forecasted revenue would result in a significantly higher or lower fair value measurement. As of December 31, 2012, the fair market value of acquisition-related contingent consideration totaled $17,285 compared to a maximum remaining potential payout of $24,765.

The Company does not have any material financial assets in a market that is not active.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7.	Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Office furniture, computers and equipment	$43,258	$39,416
Leasehold improvements	30,852	20,604
Financial systems	15,350	6,128
Sub-total	89,460	66,148
Less: accumulated depreciation	(39,534)	(32,516)
Property and equipment, net	$49,926	$33,632

Depreciation of property and equipment is summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Depreciation expense	$8,716	$6,157	$6,156

Note 8.	Goodwill and Intangible Assets

The following table summarizes the activity of goodwill by segment:

	Financial Advisory	Alternative Asset Advisory	Investment Banking	Total
Ending balance as of December 31, 2009	$75,597	$15,723	$31,556	$122,876
Additions due to acquisitions
Other(a)	13,811	2,212	—	16,023
Impact of foreign currency translation	271	—	—	271
Ending balance as of December 31, 2010	89,679	17,935	31,556	139,170
Additions due to acquisitions
Growth Capital Partners	—	—	7,806	7,806
MCR	—	—	20,177	20,177
Toronto-based financial restructuring practice of RSM Richter	—	—	4,514	4,514
Pagemill Partners	—	—	22,072	22,072
Other	20	—	—	20
Impact of foreign currency translation	(191)	—	(598)	(789)
Ending balance as of December 31, 2011	89,508	17,935	85,527	192,970
Additions due to acquisitions
Other(b)	10,648	—	846	11,494
Impact of foreign currency translation	289	—	900	1,189
Ending balance as of December 31, 2012	$100,445	$17,935	$87,273	$205,653

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

_______________
(a)
The increase in goodwill during the year ended December 31, 2010 resulted from three acquisitions during the year and payment of contingent consideration that resulted from acquisitions in prior years.

(b)	The increase in goodwill during the year ended December 31, 2012 primarily resulted from two acquisitions during the year.

The following tables summarize intangible assets:

	December 31, 2012			December 31, 2011
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Customer relationships	$55,933	$(23,120)	$32,813	$49,308	$(15,151)	$34,157
Trade names	2,707	(2,670)	37	2,657	(2,657)	—
Indefinite-lived trade names	3,120	—	3,120	3,120	—	3,120
Non-competes	8,711	(6,480)	2,231	8,643	(5,177)	3,466
Software	2,875	(2,875)	—	2,875	(2,641)	234
Total	$73,346	$(35,145)	$38,201	$66,603	$(25,626)	$40,977

Non-compete agreements are being amortized over an expected life of 18 months to five years. The remaining finite-lived trade names are being amortized over an expected life of two to 10 years. Customer relationships are being amortized over an expected life of 1.5 to 15 years. Software is being amortized over an expected life of five years.

Amortization expense of intangible assets is summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010(a)
Amortization expense	$9,422	$5,007	$3,760

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

Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2013	$8,259
2014	6,160
2015	5,194
2016	3,357
2017	2,750
Thereafter	9,361

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 9.    Long-Term Debt

On July 15, 2009, Duff & Phelps, LLC entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as amended by (i) the first amendment to the credit agreement dated as of November 8, 2010, (ii) the second amendment to credit agreement dated as of February 23, 2011, (iii) the third amendment to credit agreement dated as of August 15, 2011, (iv) the fourth amendment to credit agreement dated as of October 13, 2011 and (v) the fifth amendment to credit agreement dated August 10, 2012 (collectively, the “Credit Agreement”). The Credit Agreement provides for a $75,000 senior secured revolving credit facility ("Credit Facility"), including a $10,000 sub-limit for the issuance of letters of credit.

The proceeds of the facility are permitted to be used for working capital, permitted acquisitions and general corporate purposes. The maturity date is October 13, 2016. Amounts borrowed may be voluntarily prepaid at any time without penalty or premium, subject to customary breakage costs. There was $22,500 outstanding under the Credit Facility as of December 31, 2012. As of December 31, 2012, the Company had $2,397 of outstanding letters of credit issued against the Credit Facility. These letters of credit were issued in connection with real estate leases.

Loans under the Credit Facility will, at the Company's option, bear interest on the principal amount outstanding at either (a) a rate equal to LIBOR, plus an applicable margin or (b) a base rate, plus an applicable margin. The applicable margin rate is based on the Company's most recent consolidated leverage ratio and ranges from 1.25% to 2.25% per annum for the LIBOR rate or 0.25% to 1.25% per annum for the base rate. In addition, the Company is required to pay an unused commitment fee on the actual daily amount of the unutilized portion of the commitments of the lenders at a rate ranging from 0.30% to 0.50% per annum, based on the Company's most recent consolidated leverage ratio. Based on the Company's consolidated leverage ratio at December 31, 2012, the Company qualifies for the 1.25% applicable margin for the LIBOR rate or 0.25% applicable margin for the base rate, and 0.30% for the unused commitment fee.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limitations on (a) the incurrence of liens, (b) the incurrence of indebtedness, (c) the ability to make dividends and distributions, as well as redeem and repurchase equity interests and (d) acquisitions, mergers, consolidations and sales of assets. In addition, the Credit Agreement contains financial covenants that do not permit (i) a total leverage ratio of greater than 3.00 to 1.00 until the quarter ending March 31, 2013; and 2.75 to 1.00 thereafter and (ii) a consolidated fixed charge coverage ratio of less than 1.15 to 1.00 beginning July 1, 2011 through and including June 30, 2012; 1.20 to 1.00 beginning July 1, 2012 through and including September 30, 2013; and 1.25 to 1.00 thereafter. The financial covenants are tested on the last day of each fiscal quarter based on the last four fiscal quarter periods. Management believes that the Company was in compliance with all of its covenants as of December 31, 2012.

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 10.	Other Long-Term Liabilities

Other long-term liabilities consist of the following:

	December 31, 2012	December 31, 2011
Deferred rent	$16,028	$13,378
Contingent consideration payable, less current portion	11,321	13,283
Other	9,162	5,587
	$36,511	$32,248

Note 11.	Equity-Based Compensation

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

	Year Ended December 31, 2012
	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits(a)	$(43)	$19,141	$19,098
Acquisition retention expenses	—	2,908	2,908
Selling, general and administrative	65	3,466	3,531
Total	$22	$25,515	$25,537

	Year Ended December 31, 2011
	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits(a)	$(273)	$17,359	$17,086
Acquisition retention expenses	—	1,054	1,054
Selling, general and administrative	480	3,264	3,744
Total	$207	$21,677	$21,884

	Year Ended December 31, 2010
	Legacy Units and IPO Options	Ongoing RSAs	Total
Compensation and benefits	$1,308	$13,583	$14,891
Acquisition retention expenses	—	11	11
Selling, general and administrative	2,091	3,451	5,542
Total	$3,399	$17,045	$20,444

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

The following table summarizes activity for New Class A Units attributable to equity-based compensation:

New Class A Units Attributable to Equity-Based Compensation
Balance as of December 31, 2009	3,231
Redeemed or exchanged	(1,666)
Forfeited	(35)
Balance as of December 31, 2010	1,530
Redeemed or exchanged	(653)
Forfeited	(10)
Balance as of December 31, 2011	867
Redeemed or exchanged	(867)
Forfeited	—
Balance as of December 31, 2012	—

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

The following table summarizes option activity:

	IPO Options	Weighted Average Grant Date Fair Value
Balance as of December 31, 2009	1,815	$7.33
Exercised	(18)	7.33
Forfeited	(136)	7.33
Balance as of December 31, 2010	1,661	7.33
Exercised	(7)	7.33
Forfeited	(47)	7.33
Balance as of December 31, 2011	1,607	7.33
Exercised	(1)	7.33
Forfeited	(82)	7.33
Balance as of December 31, 2012	1,524	$7.33

Vested	1,524
Unvested	—

Weighted average exercise price	$16.00
Weighted average remaining contractual term	4.75 years
Total intrinsic value of exercised options	$—
Total fair value of vested options	$11,173
Aggregate intrinsic value of outstanding options	$—

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

Performance-based restricted stock awards and units are granted as a form of incentive compensation and accounted for similarly. Performance-based restricted stock awards and units will become non-forfeitable on the third anniversary of the date of grant if and to the extent certain targets of total shareholder return are attained. Expense for performance-based restricted stock awards and units is recognized based on their calculated fair market value as of the date of grant using a lattice model. They are expensed over a three-year period from the date of grant.

During the year ended December 31, 2012, the Company issued 1,817 Ongoing RSAs related to annual bonus incentive compensation, performance incentive initiatives, promotions and recruiting efforts. The restrictions on transfer and forfeiture provisions are generally eliminated after three years for all awards granted to non-executives with certain exceptions related to retiree eligible employees and termination of employees without cause. Of the 1,817 Ongoing RSAs granted, 237 awards are performance-based restricted stock awards or units and are subject to the vesting provisions described previously.

Of the 1,817 Ongoing RSAs granted, 72 restricted stock awards and 155 performance-based restricted stock awards were granted to executives on March 1, 2012. For grants made to executives, the restrictions on transfer and forfeiture provisions on restricted stock awards are eliminated annually over three years based on ratable vesting. In addition, 39 awards were granted to members of the board of directors on April 19, 2012. The restrictions on transfer and forfeiture provisions are eliminated annually over four years based on ratable vesting.

The following table summarizes award activity:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2009	2,340	$14.11	173	$13.43
Granted	1,772	16.66	154	16.92
Converted to Class A common stock upon lapse of restrictions	(429)	16.37	—	13.84
Forfeited	(251)	14.35	(24)	15.54
Balance as of December 31, 2010	3,432	15.13	303	15.03
Granted	2,020	14.95	254	14.87
Converted to Class A common stock upon lapse of restrictions	(931)	13.46	(88)	12.84
Forfeited	(302)	16.22	(19)	15.64
Balance as of December 31, 2011	4,219	15.33	450	15.29
Granted	1,388	13.84	192	13.80
Converted to Class A common stock upon lapse of restrictions	(1,029)	14.29	(69)	13.84
Forfeited	(248)	15.34	(12)	15.74
Balance as of December 31, 2012	4,330	$15.10	561	$14.94

Vested	—		—
Unvested	4,330		561

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Performance- Based Restricted Stock Awards	Weighted Average Grant Date Fair Value	Performance- Based Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	—	$—	—	$—
Granted	183	7.52	22	7.83
Balance as of December 31, 2011	183	7.52	22	7.83
Granted	213	7.75	24	7.75
Balance as of December 31, 2012	396	$7.65	46	$7.79

Vested	—		—
Unvested	396		46

For all equity-based compensation awards, forfeitures are estimated at the time an award is granted and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be between 3% and 15% as of December 31, 2012 based on historical experience and future expectations.

The total unamortized compensation cost related to all non-vested awards was $33,406 at December 31, 2012. The Company recognized a tax benefit of $7,310, $5,687 and $2,612 for stock options issued in conjunction with the IPO and Ongoing RSAs for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an Exchange Agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company's Class A common stock on a one-for-one basis. In connection with an exchange, a corresponding number of shares of the Company's Class B common stock will be required to be cancelled. However, the exchange of New Class A Units for shares of the Company's Class A common stock will not affect the Company's Class B common stockholders' voting power since the votes represented by the cancelled shares of the Company's Class B common stock will be replaced with the votes represented by the shares of Class A common stock for which such New Class A Units are exchanged. As of December 31, 2012, all New Class A Units had either been exchanged or redeemed for shares of the Company's Class A common stock.

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

There were no shares of Class B common stock outstanding at December 31, 2012.

Exchanges of New Class A Units to Class A Common Stock
In connection with the closing of the IPO, D&P Acquisitions and certain of its existing unitholders entered into an exchange agreement under which, subject to the applicable minimum retained ownership requirements and certain other restrictions, including notice requirements, from time to time, typically once a quarter, such unitholders (or certain transferees thereof) will have the right to exchange with D&P Acquisitions their New Class A Units for shares of the Company's Class A common stock on a one-for-one basis. The Company exchanged 6,081, 653 and 1,788 New Class A Units for a corresponding number of shares of Class A common stock in the years ended December 31, 2012, 2011 and 2010, respectively. In connection with the exchange, a corresponding number of shares of Class B common stock were cancelled. The Company received no other consideration in connection with the exchanges. As of December 31, 2012, all remaining New Class A Units had either been exchanged or redeemed and the corresponding shares of Class B common cancelled.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 13.	Income Taxes

Components of the provision for income taxes consist of the following:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Current
Federal	$10,508	$4,142	$6,502
Foreign	1,228	1,122	1,701
State and local	2,145	1,443	1,704
Total current expense	13,881	6,707	9,907

Deferred expense/(benefit)
Federal	5,598	7,169	3,864
Foreign	(628)	(1,313)	(952)
State and local	1,171	1,278	684
Total deferred expense/(benefit)	6,141	7,134	3,596

Provision for income tax expense	$20,022	$13,841	$13,503

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase due to state and local taxes	6.5%	5.3%	5.7%
Foreign taxes	3.5%	1.0%	1.9%
Effect of permanent differences	3.2%	0.7%	1.6%
Rate benefit as an LLC	(4.2)%	(9.3)%	(11.0)%
Prior year provision to actual adjustment	0.1%	(0.6)%	(1.7)%
U.S. benefit on foreign deferred taxes	(0.9)%	—%	—%
Reversal of valuation allowance	—%	(0.3)%	—%
Effective tax rate	43.2%	31.8%	31.5%

The Company's effective tax rate includes a rate benefit attributable to the fact that the Company's subsidiaries operate as a series of limited liability companies and other flow-through entities which are not subject to federal income tax.  Accordingly, a portion of the Company's earnings are not subject to corporate level taxes.  This favorable impact is partially offset by the impact of certain permanent items, primarily attributable to certain acquisition and corporate development expenses related to the pending merger in the year ended December 31, 2012 that are not deductible for tax purposes and certain compensation related expenses in the year ended December 31, 2011 that are not deductible for tax purposes.  During the year ended December 31, 2010, the Company recorded discrete items that resulted in a benefit to income tax expense, including (i) an immaterial adjustment to correct the purchase accounting of a prior acquisition and (ii) provision to actual adjustments.

We consider the cumulative unremitted earnings of foreign subsidiaries to be indefinitely invested outside the United States.  Of the total cash and cash equivalents at December 31, 2012, approximately $2,183 was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations.  We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the U.S. to fund our U.S. operational and strategic needs.  Consequently, we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.  While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

Income taxes payable were $2,688 and $5,473 at December 31, 2012 and 2011, respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31, 2012	December 31, 2011
Current deferred tax assets
Compensation and benefits	$1,285	$1,935
Accrued lease termination	1,582	1,313
Other	754	753
Total current deferred tax assets	3,621	4,001

Current deferred tax liabilities
Prepaid expenses	(1,740)	(1,392)
Compensation and benefits	(62)	(64)
Total current deferred tax liabilities	(1,802)	(1,456)
Net current deferred tax assets	1,819	2,545

Long-term deferred tax assets
Goodwill and other intangibles	147,968	108,122
Compensation and benefits	33,254	22,031
Foreign net operating losses	3,798	3,003
Deferred rent	2,572	1,930
Foreign tax credits	1,950	1,761
Other	2,446	1,501
Valuation allowance	(5,536)	(4,349)
Total long-term deferred tax assets	186,452	133,999

Long-term deferred tax liabilities
Goodwill and other intangibles	(21,330)	(17,190)
Property and equipment	(3,690)	(611)
Other	(93)	(372)
Total long-term deferred tax liabilities	(25,113)	(18,173)
Net long-term deferred tax assets	161,339	115,826

Total deferred tax assets and liabilities	$163,158	$118,371

The Company recognized net deferred tax assets related to differences between the financial reporting basis and the tax basis of the net assets of the Company.  The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carry forwards and other foreign deferred tax assets which may not be realized in future years.  These losses are available on the carry forward basis in varying time frames in each jurisdiction ranging from five years to indefinitely.  In addition, certain credit carry forwards will commence to expire in four to ten years unless utilized.

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

The Company accounts for uncertainties in income tax positions in accordance with FASB ASC 740, Income Taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefit is summarized as follows:

Balance as of December 31, 2009	$548
Additional based on tax positions related to the current year	115
Lapse of statute of limitations	(128)
Balance as of December 31, 2010	535
Additional based on tax positions related to the current year	43
Lapse of statute of limitations	(155)
Balance as of December 31, 2011	423
Reduction based on tax positions related to the current year	(19)
Lapse of statute of limitations	(161)
Balance as of December 31, 2012	$243

The $243 of unrecognized tax benefit at December 31, 2012 would impact the effective tax rate if realized. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense. The Company recognizes interest income and expense related to income taxes as a component of interest expense and penalties as a component of selling, general and administrative expenses.

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

Commitments
The Company leases office facilities under non-cancelable operating leases that expire at various dates through 2023 and include fixed or minimum payments plus, in some cases, scheduled base rent increases over the terms of the lease. Certain leases provide for monthly payment of real estate taxes, insurance and other operating expenses applicable to the property. The Company has various leases that grant a free rent period and entitle the Company to a lease incentive. The accompanying consolidated financial statements reflect all rent expense on a straight-line basis over the term of the leases. In addition to office leases, the Company leases a nominal amount of equipment under operating leases that expire at various dates through 2016.

As detailed in Note 3, the Company is committed to obligations pursuant to the TRA. The timing of payments is subject to certain contingencies including Duff & Phelps Corporation having sufficient taxable income to utilize all of the tax benefits defined in the TRA.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Future minimum annual lease payments and obligations pursuant to the TRA are summarized as follows:

	Operating Lease Obligations	Payments Pursuant to the TRA	Revolving Credit Facility(a)	Contingent Consideration Obligations(b)	Acquisition Retention Obligations(c)	Total
Year Ending December 31,
2013	$21,257	$7,623	$—	$5,964	$3,478	$38,322
2014	19,688	8,985	—	6,662	4,046	39,381
2015	18,678	9,324	—	2,303	2,934	33,239
2016	16,870	9,686	22,500	1,407	167	50,630
2017	16,033	10,080	—	171	—	26,284
Thereafter	62,505	102,383	—	778	—	165,666
	$155,031	$148,081	$22,500	$17,285	$10,625	$353,522

_______________
(a)	Reflects principal payments only. Excludes amounts for interest and unused commitment fees.
(b)
Reflects the probability weighted fair market value of acquisition-related contingent consideration payable. The maximum remaining eligible contingent consideration payable totaled $24,765 at December 31, 2012.

(c)
Acquisition retention expenses include expense associated with cash-based retention incentives to certain individuals who became employees of the Company through an acquisition. Cash-based incentives are generally subject to certain annual or cliff vesting provisions up to four years contingent upon certain conditions which may include employment. These incentives may be in addition to future grants or cash bonuses awarded as a component of ongoing incentive compensation.

Total rental expense for operating leases is summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Rental expense	$18,015	$15,672	$15,690

Contingencies
From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.

Additionally, on January 15, 2013, a putative class action captioned Rutkowski v. Gottdiener et al., Index. No. 650144/2013, was filed in the Supreme Court of the State of New York (New York County) against us and our directors, as well as D&P Acquisitions, Parent, Merger Sub I and Merger Sub II.  The complaint alleges that our directors breached their fiduciary duties of good faith and loyalty and failed to maximize shareholder value when they accepted an offer to sell the Company at a price that fails to reflect the true value of the Company, thus depriving common stock shareholders of the reasonable, fair and adequate value of their shares.  The complaint further alleges that there is no indication that the proposed acquisition was the result of a competitive bidding process or arms-length negotiation where all possible synergistic acquirers were vetted.  The complaint also alleges that the Company, D&P Acquisitions, Parent, Merger Sub I and Merger Sub II aided and abetted the directors' breaches of fiduciary duty.  Among other things, the complaint seeks injunctive relief prohibiting consummation of the proposed acquisition, or rescission (in the event the transaction has already been consummated), as well as damages, costs and disbursements, including reasonable attorneys' and experts' fees. On February 11, 2013, the plaintiff filed an amended complaint in this action that adds claims challenging the adequacy of the disclosures the Company has made in connection with the proposed acquisition. On February 15, 2013 the plaintiff filed a motion seeking expedited discovery and to set a timetable for a hearing on a preliminary injunction.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

On January 17, 2013, a putative class action captioned West Palm Beach Police Pension Fund v. Duff & Phelps Corporation et al., Civil Action No. 8231-VCN, was filed in the Delaware Court of Chancery.  The complaint alleges that our board of directors breached its fiduciary duties of care and loyalty by failing to take steps to maximize the value of the Company for its public shareholders and instead diverting consideration to themselves.  The complaint further alleges that Carlyle Investment Management, L.L.C. (d/b/a The Carlyle Group), Stone Point Capital LLC, Pictet & Cie, The Edmond de Rothschild Group, D&P Acquisitions, Parent, Merger Sub I and Merger Sub II aided and abetted the breaches of fiduciary duties by the members of our board of directors.  The complaint seeks injunctive relief, or rescission (in the event the proposed transaction has already been consummated) and rescissory or other compensatory damages, as well as costs and disbursements, including reasonable attorneys' and experts' fees. On February 21, 2013, the plaintiff filed an amended complaint in this action that adds claims challenging the adequacy of the disclosures the Company has made in connection with the proposed acquisition.

Note 15.	Restructuring Charges

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

	Liabilities for Restructuring Charges
	Office Consolidations	Employee Severance and Benefits	Total
Balance as of December 31, 2010	$—	$—	$—
Restructuring charges	3,436	654	4,090
Adjustments to deferred rent	624	—	624
Cash payments	(661)	(561)	(1,222)
Balance as of December 31, 2011	3,399	93	3,492
Restructuring charges	860	(37)	823
Cash payments	(1,410)	(56)	(1,466)
Write-off of furniture and fixtures	(239)	—	(239)
Balance as of December 31, 2012	$2,610	$—	$2,610

In March 2012, the Company identified opportunities for cost savings through the elimination of the Company's M&A Advisory practice in France and certain other Investment Banking positions in France. The charges totaled $974 and related to termination benefits and were primarily based on assumptions underlying anticipated assessments and payments, including those to be made in accordance with local statutory requirements. These assumptions may be revised in future periods as new information becomes available.

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

Company contributions to the 401(k) Plan is included as components of (i) compensation and benefits of direct client service costs and (ii) selling, general and administrative expenses in the Company's consolidated statements of operations and are summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Contributions to 401(k) Plan	$4,814	$4,644	$4,610

Deferred Compensation Plan
The Company maintains the Duff & Phelps Deferred Compensation Plan (“Deferred Compensation Plan”) for key employees. The purpose of the Deferred Compensation Plan is to attract and retain key employees by providing each participant with an opportunity to defer receipt of a portion of his or her salary, bonus and other specified compensation. The plan is not intended to meet the qualification requirements of Code Section 401(a), but is intended to meet the requirements of Code Section 409A, and is operated and interpreted consistent with that intent.

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

For participants who reside in the United States, the Company may credit participants with discretionary contributions provided the participant is employed on the last day of the plan year and has deferred the maximum permissible amount to the Company's qualified 401(k) plan for such year. Discretionary contributions are derived from a pool that is equal to an aggregate of 4.5% of the compensation of each participant for the plan year that exceeds the limitation on compensation under Code Section 401(a)(17) for such year. For participants outside of the

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

United States, the Company's matching contributions will be an amount determined by the Company. Company matching contributions to the Deferred Compensation Plan are 100% vested.

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

The Company provides services through three segments: Financial Advisory, Alternative Asset Advisory and Investment Banking. The Financial Advisory segment provides services associated with the Valuation Advisory, Tax Services and Dispute & Legal Management Consulting business units. The Alternative Asset Advisory segment provides services related to the Portfolio Valuation, Complex Asset Solutions and Transaction Advisory Services business units. The Investment Banking segment provides services from the M&A Advisory, Transaction Opinions and Global Restructuring Advisory business units.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Financial Advisory
Revenue (excluding reimbursables)	$271,947	$250,888	$231,281
Segment operating income	$50,778	$45,212	$29,819
Segment operating income margin	18.7%	18.0%	12.9%

Alternative Asset Advisory
Revenue (excluding reimbursables)	$57,050	$55,666	$44,035
Segment operating income	$12,759	$12,890	$9,208
Segment operating income margin	22.4%	23.2%	20.9%

Investment Banking
Revenue (excluding reimbursables)	$140,167	$77,386	$90,230
Segment operating income	$20,409	$6,767	$22,061
Segment operating income margin	14.6%	8.7%	24.4%

Totals
Revenue (excluding reimbursables)	$469,164	$383,940	$365,546

Segment operating income	$83,946	$64,869	$61,088
Net client reimbursable expenses	(197)	(139)	(62)
Equity-based compensation associated with Legacy Units and IPO Options	(22)	(207)	(3,399)
Depreciation and amortization	(18,138)	(11,164)	(9,916)
Acquisition retention expenses	(9,536)	(1,624)	(11)
Restructuring charges	(1,796)	(4,090)	—
Acquisition, integration and corporate development costs	(6,865)	(2,372)	(704)
Charge from realignment of senior management	—	—	(3,100)
Charge from impairment of certain intangible assets	—	—	(674)
Operating income	$47,392	$45,273	$43,222

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenue attributable to geographic area is summarized as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
North America	$398,756	$344,801	$326,039
Europe	64,958	35,261	36,132
Asia	5,450	3,878	3,375
Revenue (excluding reimbursables)	$469,164	$383,940	$365,546

There was no intersegment revenue during the periods presented. Long-lived assets attributable to international operations totaled $7,916 and $2,393 at December 31, 2012 and 2011, respectively. The Company does not maintain separate balance sheet information by segment.

For segment reporting purposes, management uses certain estimates and assumptions to allocate revenue and expenses. Revenues and expenses attributable to reportable segments are generally based on which segment and product line a client service professional is a dedicated member. As a result, revenue recognized that relates to the cross utilization of client service professionals across reportable segments occurs each period depending on the expertise required for each engagement. In the years ended December 31, 2012, 2011 and 2010, the Financial Advisory segment (primarily Valuation Advisory services) recognized revenue of $10,554, $11,824 and $9,544 from the cross utilization of its client service professionals on engagements from the Alternative Asset Advisory segment (primarily Portfolio Valuation services), respectively.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 19.	Related Party Transactions

Lovell Minnick Partners
Entities affiliated with Lovell Minnick Partners are holders of Class A common stock. Two managing directors of Lovell Minnick Partners serve as independent directors on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Lovell Minnick Partners as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Distributions for taxes	$379	$1,485	$1,890
Other distributions	200	1,157	831
Payments pursuant to the Tax Receivable Agreement	—	1,370	1,145
	$579	$4,012	$3,866

Distributions for taxes, other distributions and payments pursuant to the Tax Receivable Agreement are further described in Note 3. During the year ended December 31, 2012, entities affiliated with Lovell Minnick Partners sold and assigned their rights, title and interest in the Tax Receivable Agreement to an unaffiliated third party.

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

An affiliate of Lovell Minnick Partners engaged the Company to provide certain consulting services in which the Company recorded $106 of revenue during the year ended December 31, 2012.

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Vestar Capital Partners
Entities affiliated with Vestar Capital Partners are holders of Class A common stock. A managing director of Vestar Capital Partners serves as an independent director on the Company's Board of Directors.

D&P Acquisitions made distributions to entities affiliated with Vestar Capital Partners as summarized in the following table:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Distributions for taxes	$1,216	$2,058	$2,618
Other distributions	876	1,608	1,156
Payments pursuant to the Tax Receivable Agreement	1,901	1,848	1,629
	$3,993	$5,514	$5,403

Distributions for taxes, other distributions and payments pursuant to the Tax Receivable Agreement are further described in Note 3.

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

Duff & Phelps Securities, LLC (“Securities”), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. At December 31, 2012, Securities reported net capital of $4,369 which was $4,320 in excess of its net capital requirement of $49. At December 31, 2011, Securities reported net capital of $5,868 which was $5,761 in excess of its net capital requirement of $107. Aggregate indebtedness of Securities totaled $741 and $1,716 at December 31, 2012 and 2011, respectively.

Duff & Phelps Securities, Limited (“Securities Ltd.”), a wholly-owned subsidiary of the Company, is a registered United Kingdom broker-dealer, authorized and regulated by the Financial Services Authority. Securities Ltd. is currently registered in England and Wales. At December 31, 2012, the entity reported net capital of £1,923 which was £1,880 in excess of its net capital requirement of £43. At December 31, 2011, the entity reported net capital of £443 which was £399 in excess of its net capital requirement of £44.

GCP Securities, LLC ("GCP Securities"), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. The Company acquired GCP Securities on June 30, 2011. At December 31, 2012, GCP Securities reported net capital of $141 which was $136 in excess of its net capital requirement of $5. At December 31, 2011, GCP Securities reported net capital of $141 which was $109 in excess of its net capital requirement of $32. There was no aggregate indebtedness at December 31, 2012. Aggregate indebtedness of GCP Securities totaled$473 at December 31, 2011.

Pagemill Partners, LLC ("Pagemill"), a wholly-owned subsidiary of the Company, is a registered U.S. broker-dealer, subject to the SEC's “Uniform Net Capital Rule,” Rule 15c3-1. At December 31, 2012, Pagemill reported net capital of $3,556 which was $3,534 in excess of its net capital requirement of $22. At December 31, 2011, Pagemill reported net capital of $159 which was $149 in excess of its net capital requirement of $10. Aggregate indebtedness of Pagemill totaled $329 and $151 at December 31, 2012 and 2011, respectively.

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

	Year Ended December 31, 2012
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$469,164	$139,917	$108,413	$114,489	$106,345
Reimbursable expenses	15,537	5,218	3,299	4,422	2,598
Total revenue	$484,701	$145,135	$111,712	$118,911	$108,943

Operating income	$47,392	$13,993	$10,340	$13,318	$9,741

Net income	$26,301	$6,655	$6,216	$7,739	$5,691

Net income attributable to Duff & Phelps Corporation	$22,264	$6,065	$5,701	$6,593	$3,905

Weighted average shares of Class A common stock outstanding:
Basic	33,267	35,704	34,830	33,788	28,702
Diluted	34,585	37,245	36,208	35,076	30,077

Weighted average shares of Class B common stock outstanding:
Basic	4,466	2,002	2,897	3,961	9,050
Diluted	4,466	2,002	2,897	3,961	9,050

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.64	$0.16	$0.16	$0.18	$0.13
Diluted	$0.62	$0.16	$0.15	$0.18	$0.13

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year Ended December 31, 2011
	Total	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$383,940	$118,980	$92,028	$87,886	$85,046
Reimbursable expenses	12,934	5,573	2,395	3,074	1,892
Total revenue	$396,874	$124,553	$94,423	$90,960	$86,938

Operating income	$45,273	$18,312	$9,117	$8,267	$9,577

Net income	$29,729	$11,155	$6,436	$5,647	$6,491

Net income attributable to Duff & Phelps Corporation	$18,614	$7,045	$4,032	$3,424	$4,113

Weighted average shares of Class A common stock outstanding:
Basic	26,958	26,685	26,945	27,296	26,910
Diluted	27,832	27,674	27,060	28,067	27,615

Weighted average shares of Class B common stock outstanding:
Basic	10,883	10,650	10,813	10,947	11,130
Diluted	10,883	10,650	10,813	10,947	11,130

Net income per share attributable to stockholders of Class A common stock of Duff & Phelps Corporation:
Basic	$0.65	$0.24	$0.14	$0.12	$0.15
Diluted	$0.63	$0.23	$0.14	$0.12	$0.14

Note 22.	Subsequent Events

Declaration of Quarterly Dividend
On February 25, 2013, the Company announced that its board of directors had declared a quarterly dividend of $0.09 per share on its outstanding Class A common stock. The dividend is payable on March 19, 2013 to shareholders of record on March 8, 2013.

SCHEDULE II
DUFF & PHELPS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Beginning Balance	Charged to Cost and Expenses	Charged to Other Accounts(a)	Deductions(b)	Ending Balance
Allowance for doubtful accounts
Year ended December 31, 2012	$1,753	$1,628	$316	$(1,660)	$2,037
Year ended December 31, 2011	1,347	3,363	259	(3,216)	1,753
Year ended December 31, 2010	1,690	2,074	(617)	(1,800)	1,347

_______________
(a)	Fee adjustments recorded as a reduction to revenue.
(b)	Uncollectible accounts written off, recoveries of billed accounts receivable and fee adjustments recorded against the allowance.

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
2.1
Agreement and Plan of Merger among Duff & Phelps Corporation, Duff & Phelps Acquisitions, LLC, Dakota Holding Corporation, Dakota Acquisition I, Inc. and Dakota Acquisition II, LLC, Dated as of December 30, 2012 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2012).

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

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

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

10.7
Fifth Amendment to Credit Agreement, dated as of August 10, 2012, among Duff & Phelps, LLC, as borrower, Duff & Phelps Acquisitions, LLC, Chanin Capital Partners LLC, and Rash & Associates, L.P., as guarantors, Bank of America, N.A., as administrative agent and letter of credit issuer, and each other lender party thereto, related to the Credit Agreement, dated as of July 15, 2009, among Duff & Phelps, LLC, each agent and lender from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2012).

10.8
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

10.11
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

10.16	*
Letter Agreement, dated March 7, 2011, between Duff & Phelps Corporation and Patrick M. Puzzuoli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2011).

10.17	*	Duff & Phelps Corporation Executive Incentive Plan (incorporated by reference to Appendix I to the Registrant’s Definitive Proxy Statement filed with the SEC on March 5, 2012).

10.18	*
Duff & Phelps Corporation Further Amended and Restated 2007 Omnibus Stock Incentive Plan (incorporated by reference to Appendix II to the Registrant’s Definitive Proxy Statement filed with the SEC on March 5, 2012).

DUFF & PHELPS CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

10.19
Name Use Agreement, dated as of July 1, 1996, by and between Phoenix Duff & Phelps Corporation and Duff & Phelps, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 23, 2007).

10.20	*
Form of Stock Option Award Agreement under the Duff & Phelps Corporation 2007 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on September 21, 2007).

10.21	*
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

10.23	*
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
The following financial information from Duff & Phelps Corporation's Annual Report on Form 10-K for the year ended December 31, 2012 is furnished electronically herewith and formatted in XBRL (eXtensible Business Reporting Language), tagged in detail: (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Balance Sheets at December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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