Form 10-K/A
period 2012-12-31
Duff & Phelps Corp
filed 2013-04-23
CIK 1397821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
The number of shares outstanding of the registrant's Class A common stock, par value $0.01 per share, was 42,100,947 as of April 22, 2013. There were no shares outstanding of the registrant's Class B common stock, par value $0.0001 per share, as of April 22, 2013.
Documents Incorporated by Reference
None.

Explanatory Note
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

This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2012. Because of our pending Merger, we have postponed our annual meeting of stockholders. If our Merger is completed as expected in the second quarter of 2013, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of the Parent.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31 and 32.

Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

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

Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and the risk factors section that are included in our Annual Report on Form 10-K and any subsequent filings of our Quarterly Reports on Form 10-Q. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this filing with the Securities and Exchange Commission. The Company does not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors
Our board of directors currently consists of ten directors. The table below sets forth certain information regarding the directors of the Company:

Name	Age	Principal Occupation	Director Since
Noah Gottdiener	56	Chairman of the Board, Chief Executive Officer & President	2007
Robert M. Belke	43	Director	2007
Peter W. Calamari	38	Director	2007
William R. Carapezzi	56	Director	2007
John A. Kritzmacher	52	Director	2011
Harvey M. Krueger	84	Director	2007
Sander M. Levy	51	Director	2007
Jeffrey D. Lovell	61	Director	2007
Norman S. Matthews	80	Director	2012
Gordon A. Paris	59	Director	2012

Noah Gottdiener served as the chief executive officer and a member of the board of managers of Duff & Phelps Acquisitions, LLC ("D&P Acquisitions"), a subsidiary of the Company, from September 2005, when D&P Acquisitions was formed in connection with the acquisition of Standard & Poor's Corporate Value Consulting ("CVC") by Duff & Phelps (the "CVC Acquisition"), until September 2007. Prior to that, Mr. Gottdiener was chief executive officer and a member of the board of managers of Duff & Phelps Holdings, LLC ("D&P Holdings") from March 2004, when he led the acquisition of Duff & Phelps, LLC from Webster Financial Corporation ("Webster"), until September 2005. Mr. Gottdiener currently serves as the chief executive officer, president and the chairman of the board of directors of the Company. Mr. Gottdiener was the founding partner of Stone Ridge Partners LLC, an M&A advisory firm focused on middle market companies. Previously, Mr. Gottdiener was a Partner of Thomas Weisel Partners and Furman Selz LLC, and a managing director at Lehman Brothers, Inc., where he began his career. Mr. Gottdiener has more than 20 years of investment banking origination, execution and management experience. Mr. Gottdiener sits on the advisory board of the National Outdoor Leadership School and is a member of the advisory council of the Woodrow Wilson School of Princeton University. Mr. Gottdiener received his B.A. from Princeton University and an M.B.A. from Harvard Business School.

Robert M. Belke served as a member of the board of managers of D&P Acquisitions from September 2005, when D&P Acquisitions was formed in connection with the CVC Acquisition, until September 2007, and currently serves as a member of the board of directors of the Company. Prior to that, Mr. Belke was a member of the board of managers of D&P Holdings from March 2004. He is also a managing director of Lovell Minnick Partners LLC. Mr. Belke has worked for Lovell Minnick Partners LLC and its predecessor firm since 2000. Prior to joining Lovell Minnick Partners, he was an associate in the Private Equity Group at Teachers Insurance and Annuity Association–College Retirement Equities Fund. Mr. Belke received his B.B.A. degree in Finance and Accounting from the University of Wisconsin and an M.B.A. with honors in Finance and Accounting from the University of Chicago. Mr. Belke has served on the governing boards of Denali Advisors, LLC, UNX, Inc. and Westcap Investors LLC, and currently serves on the board of directors of PlanMember Financial Corporation and First Allied Holdings, Inc.

Peter W. Calamari has served as a member of the board of directors of the Company since 2007. He is also a managing director of Platte River Equity, which he joined in 2008. Prior to joining Platte River Equity, Mr. Calamari was with Vestar Capital Partners from 1999 to 2008. Prior to that role, he was a member of the M&A group at Merrill Lynch. Mr. Calamari received his B.A. from Yale University and an M.B.A. from Harvard Business School. Mr. Calamari has served as a director of the Solo Cup Company (and also as a member of its audit committee) and currently serves on the board of directors of ACT

Independent Turbo Services, Inc., CarBer Testing Services, Global X-Ray & Testing, Inc., Hetsco Inc, The WellMark Company, TPG Mt. Vernon Marine, LLC, the Colorado Coalition for the Homeless, and the Children's Hospital Colorado Foundation.

William R. Carapezzi served as a member of the board of managers of D&P Acquisitions from July 2007 until September 2007, and currently serves as a member of the board of directors of the Company and is the Company's lead non-management director. In 2008, he joined Pfizer, Inc. as its senior vice president–tax, in January 2012, he assumed the role of senior vice president–global financial solutions and corporate tax, and in September 2012, he assumed the role of senior vice president - finance and global operations. Prior to joining Pfizer, Inc., Mr. Carapezzi served as the senior vice president, general counsel, chief compliance officer and corporate secretary of Lucent Technologies Inc. from 2004 to 2006. Prior to that role, he was vice president of Global Tax and Trade of Lucent Technologies Inc. from 2002 to 2004. Mr. Carapezzi received his B.S. in Accounting from Fairfield University, his J.D. from Western New England School of Law, and his L.L.M. in Taxation from New York University School of Law.

John A. Kritzmacher serves as a member of the board of directors of the Company. Mr. Kritzmacher served as senior vice president - operations and organization planning at WebMD from October 2012 to February 2013, and as executive vice president and chief financial officer of Global Crossing, a global provider of IP-based telecommunications solutions, from October 2008 to October 2011. Prior to his role at Global Crossing, Mr. Kritzmacher served as chief financial officer at Lucent Technologies. Additionally, Mr. Kritzmacher held a range of other leadership positions during his 10 years at Lucent, including senior vice president and corporate controller. After playing a key role in planning and executing Lucent's merger with Alcatel in 2006, he also became chief operating officer of the Services Business Group at Alcatel-Lucent. Prior to that, Mr. Kritzmacher held financial and operational roles at Lucent's predecessor, AT&T Network Systems. Mr. Kritzmacher earned his B.A. in Mathematics and Economics at Dartmouth College and his M.B.A. in Accounting at the New York University Stern School of Business. Mr. Kritzmacher has served on the board of directors for wireless technology provider InterDigital since June 2009.

Harvey M. Krueger served as a member of the board of managers of D&P Acquisitions from 2006 until September 2007, and currently serves as a member of the board of directors of the Company. Mr. Krueger is vice chairman of Barclays Capital and until 2008 he served as vice chairman emeritus of Lehman Brothers. He had been involved with that firm and Kuhn Loeb & Co, one of its constituent firms, since 1959. Mr. Krueger served as a member of the board of directors of Automatic Data Processing, Inc., a publicly traded company from 1968 to 2007, as well as Chaus, Inc., and Stockton Partners, Inc., and currently serves as a director of Hansard Global plc. In addition, Mr. Krueger is former chairman of the Board of Governors of Tel Aviv University, former chairman of the Peres Center for Peace, former chairman of Cooper-Hewitt National Design Museum of the Smithsonian Institution, and former and honorary chairman of the Hebrew University of Jerusalem.

Sander M. Levy served as a member of the board of managers of D&P Acquisitions from September 2005, when D&P Acquisitions was formed in connection with the CVC Acquisition, until September 2007, and currently serves as a member of the board of directors of the Company. He is also a managing director of Vestar Capital Partners and was a founding partner of Vestar Capital Partners at its inception in 1988. Previously, he was a member of the Management Buyout Group of The First Boston Corporation. In addition to a number of boards of directors of private companies, Mr. Levy has served as a director of Validus Holdings, Ltd., and currently serves as a director of Symetra Financial Corporation. Mr. Levy received a B.S. from The Wharton School, University of Pennsylvania and an M.B.A. from Columbia University.

Jeffrey D. Lovell served as a member of the board of managers of D&P Acquisitions from September 2005, when D&P Acquisitions was formed in connection with the CVC Acquisition, until September 2007, and currently serves as a member of the board of directors of the Company. Prior to that, Mr. Lovell was a member of the board of managers of Duff & Phelps Holdings, LLC, from March 2004. He is also chairman and chief executive officer of Lovell Minnick Partners LLC, which he co-founded in 1999. Prior to founding Lovell Minnick Partners LLC, Mr. Lovell was the co-founder and president of Putnam Lovell Securities, now a part of Jefferies & Co. Inc., in 1987 following twelve years at SEI Investments where he held executive and operating positions. Mr. Lovell received a B.S.B.A. from the Leeds School of Business at the University of Colorado. Mr. Lovell has served on the governing boards of ALPS Holdings Inc., Berkeley Capital Management LLC, Centurion Capital Group Inc., PlanMember Financial Corporation, Stein Roe Investment Counsel LLC, Van Deventer & Hoch, UNX, Inc., Westcap Investors LLC, and serves on the board of managers of Leerink Swann Holdings, LLC and Matthews International Capital Management LLC, and on the board of directors of Mercer Advisors Inc.

Norman S. Matthews serves as a member of the board of directors of the Company. Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising, and is currently an independent business consultant. From 1978 to 1988, Mr. Matthews served in various senior management positions for Federated Department Stores, Inc., including President from 1987 to 1988. Mr. Matthews currently serves on the board of directors at Henry Schein, Inc., Spectrum Brands, Inc. and The Children's Place Retail Stores, Inc. Mr. Matthews is a director emeritus of Sunoco, Toys 'R' Us and Federated Department Stores and is a trustee emeritus at the American Museum of Natural History. During the past five years, Mr. Matthews served on the board of directors of Finlay Fine Jewelry Corporation, Finlay Enterprises, Inc. and The Progressive Corporation. In 2005, Mr. Matthews was named as one of eight outstanding directors by the Outstanding Directors Exchange (an annual award voted on by peer directors and awarded to an outstanding director for the key role played during a crisis, a business transformation or a turnaround). Mr. Matthews received his B.A. from Princeton University and his M.B.A. from Harvard Business School at Harvard University.

Gordon A. Paris serves as a member of the board of directors of the Company. Mr. Paris has acted as a self-employed business consultant since 2008, serving on corporate boards of directors and providing financial and strategic advisory services and interim management services, including service as the interim president of MediaNews Group, Inc. from January 2011 to October 2011. Previously, Mr. Paris served as managing director and head of the Media and Telecommunications Group of Berenson & Company from 2002 through 2007. Additionally, Mr. Paris served as president and chief executive officer of Sun-Times Media Group Inc. (formerly Hollinger International Inc.) from 2003 to 2006. Prior to joining Berenson & Company in 2002, Mr. Paris served as the head of Investment Banking at TD Securities USA, a subsidiary of The Toronto-Dominion Bank and co-head of the USA division. Before joining TD Securities USA in 1996, Mr. Paris served as managing director and head of Financial Sponsors Coverage in the Leveraged Finance Group at Credit Suisse First Boston and as managing director and head of High Yield Investment Banking, Private Placements and Restructuring at Lehman Brothers. Mr. Paris received a B.A. from the University of Pennsylvania and his M.B.A from The Wharton School, University of Pennsylvania. Mr. Paris has served on the board of directors of MediaNews Group, Inc. from March 2010 to January 2012. In addition, Mr. Paris served as chairman of Sun-Times Media Group Inc. from January 2004 to June 2006, chairman of its board's special committee from June 2003 to January 2009 and a member of its board of directors from May 2003 to January 2009, and currently serves on the board of directors of Peak Broadcasting and Maverick Media.

Each member of the board of directors brings unique experience, skills and background to the Company's board of directors. We believe this gives the board of directors as a body an appropriately broad and diverse range of experience and skills, including specific industry experience, strong accounting and financial acumen, significant prior management and board service and insight into the various risks and opportunities relating to the Company. Following is a brief description of the experience, skills and background of each nominee which leads the board of directors to believe that such nominee should serve as a director of the Company:

•
Mr. Gottdiener's extensive industry experience and thorough knowledge of the Company's business and affairs, having served as chief executive officer of the Company and its predecessors since 2004, qualify him for membership on, and chairmanship of, the Company's board of directors.

•
In addition to Mr. Belke's educational qualifications and accounting and finance background, his participation in the governance of the Company and its predecessor entities since 2004 has provided him with significant experience and familiarity with the affairs of the Company, thereby qualifying him to serve on the Company's board of directors.

•
In addition to Mr. Calamari's educational background, his participation in the governance of the Company and its predecessor entities since 2005 and his historical focus on investments in service companies has provided him with significant experience and familiarity with the affairs of the Company, thereby qualifying him to serve on the Company's board of directors.

•
Mr. Carapezzi has extensive large public-company legal, accounting, tax and management experience, as well as significant experience working with audit committees and boards of directors, making him well-suited to serve as the Company's lead non-management director.

•
Mr. Kritzmacher's extensive experience gained as chief financial officer and in other leadership roles in the finance organizations of large public companies and his experience serving on other public company boards make him uniquely suited to serve on our board of directors and on the Audit Committee.

•
Mr. Krueger's extensive knowledge of the financial services industry, deep experience in the investment banking industry, and decades of service on boards of directors and their constituent committees qualify him to serve as a member of the board of directors.

•
Mr. Levy's service on numerous public, private, and not-for-profit corporate boards across a variety of industries, as well as his involvement in the governance of the Company and its predecessor entities since 2005, qualify him to be a member of the Company's board of directors.

•
Mr. Lovell's familiarity with the Company and its predecessors, his finance and investment experience, having served in both management and operating capacities in the financial services industry, and history of service on corporate boards qualify him to serve as a member of the Company's board of directors.

•
Mr. Matthews has extensive operating, senior management and board experience.  These skills and qualifications, in addition to his past and current service on the boards of directors of private and other public companies, enable him to offer a valuable perspective, particularly with respect to corporate governance, and qualify him to serve as a member of the board of the directors of the Company.

•
Mr. Paris' extensive operating experience gained as president and chief executive officer of a public company, in addition to his leadership roles as chairman of the board of Sun-Times Media Group Inc. and membership on several boards of directors, qualify him to be a member of the Company's board of directors.

Executive Officers
The Company's executive officers are as follows:

Name	Age	Position
Noah Gottdiener	56	Chief Executive Officer, President & Chairman of the Board
Patrick M. Puzzuoli	42	Executive Vice President & Chief Financial Officer
Jacob L. Silverman	41	Executive Vice President for Corporate Development & Investment Banking Segment Leader
Brett A. Marschke	50	Executive Vice President & Chief Operating Officer
Edward S. Forman	44	Executive Vice President, General Counsel & Secretary

Noah Gottdiener's biographical information is provided above under the caption "— Board of Directors."

Patrick M. Puzzuoli was named as executive vice president and chief financial officer of the Company effective March 7, 2011. Prior to his being named as chief financial officer, he served as managing director of finance of the Company from April 2008 to March 2011, as director of finance and corporate controller of the Company from September 2007 to April 2008 and as director of finance and corporate controller of D&P Acquisitions from September 2005 to September 2007. Previously he had served in the same role at Standard & Poor's from August 2004, when he joined CVC. Prior to joining the Company and its predecessors, Mr. Puzzuoli was the director of strategy and financial analysis for Jupiter Media Metrix, a provider of syndicated research. Mr. Puzzuoli started his career in strategic planning, financial analysis and reporting roles at Madison Square Garden and Comedy Central. Mr. Puzzuoli received his B.S. in accounting from the University of Maryland at College Park and his M.B.A. from Fordham University.

Jacob L. Silverman currently serves as executive vice president for corporate development and segment leader of investment banking. He served as executive vice president and chief financial officer of the Company from September 2007 to March 2011, and as the chief financial officer of D&P Acquisitions from December 2006 until September 2007. Mr. Silverman joined Duff & Phelps in March 2004, in connection with the acquisition of Duff & Phelps, LLC from Webster. From April 2001 to March 2004, Mr. Silverman was with Stone Ridge Partners LLC, an M&A advisory firm focused on middle market companies. He joined Stone Ridge Partners from Atomica Corporation, a venture-backed enterprise software company, where he served as vice president of Finance and acting chief financial officer. Prior to Atomica, Mr. Silverman worked for Oak Hill Advisors, a private investment firm. Mr. Silverman received his M.B.A. and B.A. degrees from Harvard University.

Brett A. Marschke served as the chief operating officer of D&P Acquisitions from January 2007 until September 2007, and currently serves as the chief operating officer of the Company. From September 2001 to January 2007, Mr. Marschke was employed by The McGraw-Hill Companies, Inc., where he held the position of vice president of Human Resources for the Information & Media business and was a member of the Information and Media Executive team. Mr. Marschke has extensive professional service and consulting experience, with PricewaterhouseCoopers, Andersen Consulting (Accenture), Gemini Consulting and Coopers & Lybrand. Mr. Marschke holds a B.A. in Economics from the State University of New York at Cortland.

Edward S. Forman served as the executive vice president, general counsel and secretary of D&P Acquisitions from February 2006 until September 2007, and currently serves as the executive vice president, general counsel and secretary of the Company. From May 1998 to February 2006, Mr. Forman was employed by The BISYS Group, Inc., then a publicly traded financial outsourcing company, most recently as its senior vice president, acting general counsel and secretary. Mr. Forman received his B.A. in economics from Yeshiva University and his J.D. and M.B.A. from Columbia University.

Director Independence
Our corporate governance guidelines require that the board of directors make an annual determination regarding the independence of each of our directors. The board of directors has determined that Messrs. Belke, Calamari, Carapezzi, Kritzmacher, Krueger, Levy, Lovell, Matthews and Paris are "independent" as defined in the applicable listing standards of the NYSE. In making its determination, the board of directors considered the standards of independence set forth in the NYSE Corporate Governance Listing Standards and all relevant facts and circumstances to ascertain whether there was any relationship between a director and the Company that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director, or any material relationship with the Company (either directly, or as a partner, shareholder or officer of an organization that has a relationship with the Company).

Board Meetings and Committees
The board of directors conducts its business through meetings of the full board, actions taken by written consent in lieu of meetings and by the actions of its committees. During 2012, the board of directors held twenty-one (21) meetings, the Audit Committee held eight (8) meetings, the Compensation Committee held six (6) meetings and the Nominating and Corporate Governance Committee held two (2) meetings.

During 2012, all incumbent directors attended at least 75% of the total number of meetings held by our board of directors and the committees on which they served. Although the Company does not have a formal policy regarding director attendance at our Annual Meeting of Stockholders, we encourage all directors to attend.

Board Leadership Structure
Regular meetings of the board of directors are led by the chairman of the board, who may also call special meetings from time to time. Presently, Mr. Gottdiener, our chief executive officer, is also the chairman of the board. The board of directors does not require the separation of the offices of chairman of the board and chief executive officer, but deliberates and decides, each time it selects a chairman of the board, whether the roles should be combined or separate, based upon the then current needs of the Company and the board of directors. We believe that the Company is currently best served by having Mr. Gottdiener hold both of these positions. Mr. Gottdiener has been chief executive officer of the Company since its inception, and has extensive familiarity with its operations. We believe that this experience gives Mr. Gottdiener the unique ability to provide unified leadership and direction for the Company's board of directors in establishing its priorities and conducting its discussions. Mr. Gottdiener's combined role as chairman of the board and chief executive officer has also ensured that the Company presents its strategy to shareholders, employees and clients in a consistent manner. In addition, we believe that separating the roles of chief executive officer and chairman of the board would not strengthen our corporate governance or create or enhance long-term value for our stockholders because all of our directors, whether members of management or not, are required to exercise their fiduciary duties in a manner they believe to be in the best interests of the Company and in the best interests of our stockholders. Separating the roles of chief executive officer and chairman of the board would not diminish or augment these fiduciary duties or enhance the independence or performance of the board of directors. Moreover, our board of directors does not believe such a requirement would ensure a balance of power and authority on the board, as each director is an equal participant in meetings and decisions.

We have designated Mr. Carapezzi, an independent director under the standards of the NYSE, as our lead non-management director. The lead non-management director presides over closed (executive) sessions, without management, of the non-management directors periodically throughout the year. The lead non-management director also facilitates communication among the non-management directors, the chairman of the board and management, and works with the chairman of the board and other directors to provide strong, independent oversight of the Company's risk management and general affairs.

In addition to the general oversight and leadership functions of the full board of directors and the non-management directors, the Audit Committee (as described below) is generally responsible for risk oversight of the Company, including with respect to financial, legal and operational risk, and regularly communicates with the officers of the Company in charge of such risk management functions.

Our Corporate Governance Guidelines are available on the Company's web site at www.duffandphelps.com under the "Investor Relations" tab.

The board of directors operates in part through its three committees: Audit, Compensation and Nominating and Corporate Governance. All committee members are "independent" as defined in the applicable listing standards of the NYSE, "non-employee directors" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code.

Audit Committee.  The Audit Committee: (i) reviews the audit plans and findings of our independent registered public accounting firm and the internal audit function of the Company, as well as the results of regulatory examinations, and tracks management's corrective action plans where necessary; (ii) reviews our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm; (iii) reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and (iv) has the sole discretion to appoint annually our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm. During 2012, the Audit Committee met eight (8) times. The members of the Audit Committee are Messrs. Belke, Carapezzi, Kritzmacher and Krueger. Mr. Carapezzi is the chairman of the Audit Committee. The board of directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. The board of directors has also determined that Mr. Carapezzi is an "audit committee financial expert," as defined by the applicable securities regulations, and an independent director.

The Report of the Audit Committee for the fiscal year ended December 31, 2012 appears under the caption "Report of the Audit Committee."

The Audit Committee charter is available on the Company's web site at www.duffandphelps.com under the "Investor Relations" tab.

Compensation Committee.  The Compensation Committee: (i) reviews and recommends to the board the equity incentive grants for all professionals, consultants, officers, directors and other individuals to whom we make such grants; (ii) reviews and approves corporate goals and objectives relevant to chief executive officer compensation, evaluates the chief executive officer's performance in light of those goals and objectives, and determines the chief executive officer's compensation based on that evaluation; and (iii) oversees our compensation and employee benefits plans. During 2012, the Compensation Committee met six (6) times. During 2012, the members of the Compensation Committee were Messrs. Belke, Calamari and Levy. Mr. Belke was the chairman of the Compensation Committee.

The chief executive officer, the chief financial officer and each of the next three most highly compensated executive officers in 2012, collectively, are referred to herein as the "Named Executive Officers." The Report of the Compensation Committee on Executive Compensation appears below under the caption "EXECUTIVE COMPENSATION — Compensation Committee Report."

The Compensation Committee is aware that Towers Watson & Co. ("Towers Watson") provides compensation related consulting services to both the Company and the Compensation Committee. The Compensation Committee has determined that the services provided by Towers Watson to the Company do not create a conflict of interest with respect to the services provided to the Compensation Committee.

The Compensation Committee charter is available on the Company's web site at www.duffandphelps.com under the "Investor Relations" tab.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee: (i) reviews the performance of our board of directors and makes recommendations to the board regarding the selection of candidates, qualification and competency requirements for service on the board and the suitability of proposed nominees as directors; (ii) advises the board with respect to the corporate governance principles applicable to us; and (iii) oversees the evaluation of the board and management. During 2012, the Nominating and Corporate Governance Committee met two (2) times. The members of the Nominating and Corporate Governance Committee are Messrs. Calamari and Krueger. Mr. Krueger is the chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee reviews all candidates for nomination to the board of directors, including those recommended by stockholders, and seeks to maintain at all times a board of directors with diverse viewpoints, experience, skills and expertise appropriate for the business of the Company. The Nominating and Corporate Governance Committee reviews each person's qualifications on the whole, including personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication, conflicts of interest and such other relevant factors that the Nominating and Corporate Governance Committee considers appropriate. The Nominating and Corporate Governance Committee has broad flexibility with regard to identifying and reviewing director nominees, and looks specifically at each candidate's qualifications in light of the needs of the board of directors and the Company at that time. The Nominating and Corporate Governance Committee then selects qualified candidates consistent with the principles of diversity and competence described above and reviews its recommendations with the board of directors, which decides whether to invite a candidate to be a nominee for election to the board of directors.

The Nominating and Corporate Governance Committee charter and the Company's corporate governance guidelines are available on the Company's web site at www.duffandphelps.com under the "Investor Relations" tab.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon our review of forms filed by directors, officers and certain beneficial owners of our common stock (the "Section 16(a) Reporting Persons") pursuant to Section 16 of the Exchange Act, we have not identified any late filings in 2012.

Item 11. Executive Compensation.

Compensation Discussion and Analysis
The following section of this Proxy Statement provides an overview and analysis of our executive compensation policies and programs, the compensation decisions material to an understanding of our policies and programs, and the material factors and rationales considered in making those decisions. This discussion is intended to put in context the information in the tables that follow, each of which contains detailed information on the compensation granted, earned and paid to our Named Executive Officers during the 2012 fiscal year.

Executive Summary
Business Results and Subsequent Compensation Actions
In 2012, we experienced our second consecutive year of positive annual revenue and earnings growth (i.e., Adjusted EBITDA and Adjusted Pro Forma Net Income). A summary of our key financial results is below:

Financial Goal	2011 Results	2012 Results	2011 vs 2012 Results
Annual revenue excluding 2012 acquisitions and reimbursable expenses	$371 million	$465 million	25%
Annual revenue including 2012 acquisitions and excluding reimbursable expenses	$384 million	$469 million	22%
Adjusted pro-forma earnings per share	$0.82	$1.01	23%

We also have made significant efforts in building and maintaining long-term value for our shareholders, as evidenced by our dividend yield and more recently in our proposed merger at a price per share that was approximately 20% above our stock price prior to the announcement. Our 2012 revenue and earnings per share exceeded the target amount established at the beginning of the fiscal year. As a result, the average annual cash incentives paid to our Named Executive Officers, excluding certain cash bonus payments to Mr. Silverman described below, exceeded 100% of the target amount.

Good Governance Practices
In 2012, we made structural changes to our compensation programs intended to supplement several good governance practices that were adopted in 2011. Those compensation design changes included:

•	Adoption of stock ownership guidelines for our chief executive officer;

•	Adoption of an incentive recoupment (“clawback”) policy; and

•
Amendment to the Amended and Restated 2007 Duff & Phelps Corporation Omnibus Stock Incentive Plan ("2007 Omnibus Plan") whereby repricing of stock options and stock appreciation rights would be expressly prohibited.

Peer Group
In order to keep abreast of market trends and inform our compensation decisions, the Compensation Committee reviews benchmark data provided by our independent compensation consultant, Towers Watson, for all elements of compensation based on a peer group of companies similar to us in terms of revenue, market capitalization and industry (the "Peer Group"). The Compensation Committee reviewed the Peer Group in 2012 and elected to leave it unchanged from the 2011 Peer Group as there were no significant changes. This Peer Group was used by Towers Watson to help our Compensation Committee make its determinations in the proper competitive context and to help confirm that company performance is aligned with pay.

The Peer Group is comprised of the following companies:

Company Name

Advisory Board Co.	Exponent, Inc.	Navigant Consulting, Inc.
CBIZ, Inc.	FTI Consulting, Inc.	PRGX Global Inc.
Corporate Executive Board Co.	Huron Consulting Group Inc.
CRA International, Inc.	ICF International Inc.

Executive Compensation Components
In 2012, our executive compensation program consisted primarily of the following components: (i) base salary, (ii) annual incentive compensation consisting of (a) cash incentive and (b) time-based restricted stock awards, and (iii) performance-based restricted stock awards. The program included the same benefit programs available to all of our managing directors, included no executive perquisites and provided what we feel are market-appropriate severance and change-in-control protections.

2012 Base Salary
Base salary is necessary to attract and retain our Named Executive Officers. It serves as a baseline measure of a Named Executive Officer's value and is guaranteed compensation in exchange for investing in a career with us. Base salary is based on individual performance, level of achievement of performance goals and any increase in duties and responsibilities.

Messrs. Marschke and Forman received salary increases effective April 1, 2012 ranging from 6% to 14% as a result of their performance and contributions and to bring their total compensation near or slightly above the median of our Peer Group. Neither Mr. Gottdiener, Mr. Silverman nor Mr. Puzzuoli received salary increases in 2012. In addition, the Compensation Committee authorized the increase of Mr. Puzzuoli's salary to $400,000 effective January 1, 2013. None of the other Named Executive Officers received salary increases in 2013 to date.

2012 Annual Cash Incentive
The annual cash incentive provides a competitive annual cash bonus opportunity and completes our competitive total annual cash compensation package. It is based on the Compensation Committee's assessment of the optimal mix of base salary and annual cash incentive compensation. The annual cash incentive is at risk for performance. No amounts are paid unless the minimum thresholds are met.

Consistent with both peer group practice and our historical practice, we offered an annual cash incentive to all Named Executive Officers in 2012. The design of the 2012 annual cash incentive was consistent with that provided to our Named Executive Officers in 2011, with the exception that the weighting on revenue performance and strategic goals were changed from 2011. The target annual cash incentive awards were set as follows:

Name	Fiscal Year 2012 Target Annual Cash Incentive ($)	Fiscal Year 2012 Target Annual Cash Incentive as a % of Base Salary (%)
Noah Gottdiener	1,000,000	125%
Patrick M. Puzzuoli	262,500	75%
Jacob L. Silverman	375,000	75%
Brett A. Marschke	375,000	75%
Edward S. Forman	318,750	75%

The 2012 target annual cash incentives as a percentage of base salary for Messrs. Silverman, Marschke and Forman were unchanged from 2011. Mr. Gottdiener, who did not receive a salary increase, received an increase in his 2012 target annual cash incentive as a percentage of salary in order to make his pay level and mix more competitive and comparable with our Peer Group. Mr. Puzzuoli's 2012 target annual cash incentive as a percentage of salary was increased from 2011's target percentage in order to bring his total pay closer to the median of our Peer Group.

Annual target cash incentive awards are determined on the basis of achievement of certain performance metrics versus established targets. Nothing is paid for failing to achieve threshold level performance, 50% of target is paid for achieving threshold level performance, 100% is paid for achieving target performance and 200% is paid for achieving or exceeding maximum performance. Incentive payments are interpolated for performance between these levels. 75% of cash incentive awards was based on the following financial metrics and weights:

Annual Incentive Award Goal	2012 Incentive Award Weight	2012 Actual Results	2012
			Threshold	Target	Maximum
Adjusted pro-forma earnings per share	50%	$1.01	$0.85	$1.00	$1.15
Annual revenue excluding 2012 acquisitions and reimbursable expenses	25%	$465 million	$442.5 million	$465 million	$487.5 million

The Compensation Committee selected the revenue and earnings per share financial goals because revenue and earnings per share represent the primary measures used by our stockholders to monitor and assess the Company's annual financial performance. Revenue excluding acquisitions is used because the Compensation Committee believes that acquisitions are difficult to plan and budget, and executive decisions about acquisition opportunities should not be influenced by the effect that such acquisitions could have on annual cash incentive payments. Reimbursable expenses are also excluded from the revenue total because they do not generate earnings for the Company.

Strategic objectives are also included with a 25% weight (the weight of which was increased in 2012 from a 20% weight in 2011) to reinforce the importance of achieving non-financial milestones that are intended to improve long-term stockholder value.

2012 Financial Performance
For annual incentive scoring purposes, the Company's 2012 revenue excluding 2012 acquisitions and reimbursable expenses was $465 million, which equaled the target level of performance. The 2012 adjusted pro-forma earnings per share were $1.01, which exceeded the target level of performance.

2012 Strategic Objectives
The Compensation Committee, in consultation with the chief executive officer, determined the achievement of strategic goals by the Named Executive Officers for purposes of determining annual incentive awards. These strategic goals included the approval of a long-term business strategy, evaluation and possible modification of the current business unit structure, identification of revenue and income growth opportunities, expansion of cross-business synergies, expansion of non-US markets, hiring and development of executive staff, establishment of succession plans, and improvement of stockholder communications. The Committee determined that our Named Executive Officers were effective in pursuing these strategic objectives.

2012 Annual Cash Incentive Plan Scoring
These incentive plan weights, financial results against the targets, and strategic objective achievements were combined to determine the total percentage achievement for each Named Executive Officer as follows:

Annual Cash Incentive Goal	Cash Incentive Weight	Percent Achievement	Weight Times Achievement
EPS	50%	106.7%	53.4%
Revenue	25%	100%	25.0%
Strategic Objectives	25%	150%	37.5%
Total	100%		115.9%

Consistent with 2011, the Compensation Committee elected to award Mr. Silverman an additional cash bonus of $250,000 based on the performance of the Company's investment banking segment. The Compensation Committee determined that each Named Executive Officer achieved 150% of their Strategic Objectives as a result of consummation of the Merger Agreement.

Name	Fiscal Year 2012 Target Annual Cash Incentive ($)	Annual Cash Incentive Achievement as % of Target (%)	Actual 2012 Cash Incentive Earned ($)	Supplemental 2012 Cash Bonus ($)	Total 2012 Cash Award ($)
Noah Gottdiener	1,000,000	108.7%	1,086,740	—	1,086,740
Patrick M. Puzzuoli	262,500	116.2%	304,960	—	304,960
Jacob L. Silverman	375,000	116.2%	435,650	250,000	685,650
Brett A. Marschke	375,000	116.2%	435,650	—	435,650
Edward S. Forman	318,750	116.2%	370,310	—	370,310

Deferred Cash Awards In Lieu of Restricted Stock Awards
In the first quarter of 2013, the Compensation Committee approved deferred cash payments in lieu of annual restricted stock awards to each of our Named Executive Officers. The deferred cash awards vest annually over three years and create a significant retention incentive. The Committee elected to make one-time cash awards instead of restricted stock awards because the planned Merger made it impractical to provide for additional shares at this time. The target values of the deferred cash awards were as follows:

Name	Value of Deferred Cash Award ($)
Noah Gottdiener	400,000
Patrick M. Puzzuoli	131,250
Jacob L. Silverman	187,500
Brett A. Marschke	187,500
Edward S. Forman	159,380

Performance-Based Restricted Stock Awards
In 2012, the Compensation Committee approved a performance-based restricted stock grant to each Named Executive Officer. The performance-based restricted stock fosters a long-term commitment, motivates them to improve the long-term market performance of our stock and focuses them on the long-term creation of shareholder value. Vesting is dependent upon the achievement of one or more performance goals with the ultimate value of shares acquired upon vesting dependent upon the stock price at the time. The target and actual values of these performance-based restricted stock grants were as follows:

Name	Target Performance-Based Restricted Stock Grant ($)	Number of Performance-Based Restricted Stock Granted (#)	Value of Performance-Based Restricted Stock Granted(1)($)
Noah Gottdiener	400,000	58,138	450,570
Patrick M. Puzzuoli	87,500	19,076	147,839
Jacob L. Silverman	187,500	27,252	211,203
Brett A. Marschke	168,750	27,252	211,203
Edward S. Forman	150,000	23,164	179,521
_______________

(1)
Reflects aggregate grant date fair value of restricted stock awards computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation.

The performance-based restricted stock grants have a target value set as a percentage of each Named Executive Officer's salary, and a range of possible vesting of 0% to 200% of that target value. Vesting will occur on the third anniversary following the grant date, and the number of shares vested will be determined by the Company's achievement of a three-year goal of total shareholder return versus a preset target. Each Named Executive Officer must remain employed through the vesting date in order to receive the shares.

As a result of the Merger, the Company’s Board of Directors expects to amend each unvested performance-based restricted stock award granted in 2012 to provide that such award will vest at the effective time of the Merger in an amount based on deemed satisfaction of performance goals at 175% of the target performance goals for the applicable performance period, irrespective of the actual date of closing or achievement of any performance threshold, and the holder thereof will be entitled to receive the per share merger consideration, subject to the amended performance vesting amount. Based on their existing terms, the performance-based restricted stock awards granted in 2012 would vest at either 150% or 200% of the target performance results for the applicable performance period, depending upon when the closing of the Merger would occur. The Company agreed to vest these awards at a 175% level regardless of the timing of the closing of the Merger to reflect management’s efforts to date. On this basis, each holder will vest in 175% of the total number of shares subject to such award and will receive a cash payment of $15.55 for each vested share. The performance-based restricted stock awards granted in 2011 will be forfeited upon consummation of the Merger in accordance with their existing terms.

Other Compensation
The benefits provided to our executives have been for the most part limited to core benefit programs provided to all of our U.S.-based managing directors, including health and welfare plans, defined contribution plans and vacation. We also provide a severance plan for our Named Executive Officers that we find to be typical in the market.

Best Pay Practices
In 2012, the Compensation Committee adopted a series of executive compensation policies and practices that reflect best practices among our industry peers while protecting stockholder interests.

•
Executive Incentive Recoupment (“Clawback”) Policy:  The Compensation Committee adopted an incentive compensation clawback policy for our Named Executive Officers that gives the Company the right to recoup any incentive-based compensation paid to an executive that, upon a material restatement of financial results within three years of the original compensation payment, is greater than the amount that would have been earned by the recipient if the restated financial results had been used to calculate the payment amount.

•
Stock Ownership Guideline: The Compensation Committee adopted a stock ownership guideline for the chief executive officer. Within five years of the later of (i) the adoption of the policy or (ii) the appointment to the chief executive officer position, whichever is later, the chief executive officer is expected to own outright or through beneficial ownership Company shares with a value at least equal to three times base salary.

As of March 2013, Mr. Gottdiener met the guideline. This ownership guideline is in addition to the minimum retained ownership requirements which require the chief executive officer and all other executive officers to retain an amount of shares of Class A Common Stock or New Class A Units (or any combination thereof) equal to at least 25% of the New Class A Units held by such executive officer immediately after the initial public offering. This minimum retained ownership requirement remains in place pursuant to the Exchange Agreement entered into by and between then-existing unitholders and D&P Acquisitions. All of the Named Executive Officers fulfilled the minimum retained ownership requirements for 2012.

Prohibition on Repricing of Stock Options and Stock Appreciation Rights
In March 2012 the board of directors approved amendments to the 2007 Omnibus Plan that among other things expressly prohibit the repricing of any previously-granted stock options or stock appreciation rights without stockholder approval.

Code of Business Ethics
The Company's Code of Business Ethics prohibits loans to executive officers by the Company, employee ownership of interests in certain other businesses, employee trading in client securities, entering into co-investments with clients or relationships that may be perceived as impairing the ability of the individual or the Company from performing his or its duties, as the case may be, in an impartial manner, and employee use of corporate property for improper personal gain.

No Executive Perquisites
Benefits provided to our executives are the same as those provided to other U.S.-based Company managing director level employees.

Employment Agreements to Take Effect at the Time of the Merger
Each of our Named Executive Officers entered into material definitive agreements with Parent on December 30, 2012 which provide for the terms and conditions of employment after the conclusion of our proposed Merger. The agreements were enacted to ensure continuity in employment after the Merger, preserve shareholder interests both before and after the Merger, and reduce the risk of loss at the time of the Merger for the Named Executive Officers. Under the terms of these agreements, all Named Executive Officers will be eligible for certain payments in the case of involuntary termination without cause, or voluntary termination for good reason, as defined in their individual agreements. All agreements have a term of three years from the Effective Date, with continuation on successive one-year terms unless either party provides sufficient notice to the other of a desire to not renew its terms.

Noah Gottdiener Agreement: Mr. Gottdiener's agreement states that he will serve as the Chief Executive Officer of the Company post-merger. His annual base salary will be $800,000, and he will receive an annual cash incentive with a target amount of $1,800,000, payable based on the Company's earnings versus pre-set targets. One-half of this bonus earned will be payable by March 15th of the year following the performance period, with the remaining one-half payable in three equal annual installments. He will also be eligible to receive a number of stock options in the post-merger company equal to 3.3% of the fully-diluted number of shares of the post-merger Company, one-third of which will vest according to a pre-set time schedule and the remaining two-thirds vesting based on the achievement of certain performance goals.

Patrick Puzzuoli Agreement: Mr. Puzzuoli's agreement states that he will serve as the Executive Vice President and Chief Financial Officer of the Company post-merger. His annual base salary will be $400,000, and he will receive an annual cash incentive with a target amount of $600,000, payable based on the Company's earnings vs. pre-set targets. One-half of this bonus earned will be payable by March 15th of the year following the performance period, with the remaining one-half payable in three equal annual installments. In recognition of the cancellation of previously-granted stock options, he will also receive a one-time payment of $43,311, provided that he remains employed by the company for five years following the transaction date. He will also be eligible to receive a number of stock options in the post-merger company equal to 0.5% of the fully-diluted number of shares of the post-merger Company, one-third of which will vest according to a pre-set time schedule and the remaining two-thirds vesting based on the achievement of certain performance goals.

Jacob Silverman Agreement: Mr. Silverman's agreement states that he will serve as the Executive Vice President for Corporate Development & Investment Banking Segment Leader of the Company post-merger. His annual base salary will be $500,000, and he will receive an annual cash incentive with a target amount of $1,000,000, payable based on the Company's earnings vs. pre-set targets. One-half of this bonus earned will be payable by March 15th of the year following the performance period, with the remaining one-half payable in three equal annual installments. He will also be eligible to receive a number of stock options in the post-merger company equal to 2.2% of the fully-diluted number of shares of the post-merger Company, one-third of which will vest according to a pre-set time schedule and the remaining two-thirds vesting based on the achievement of certain performance goals.

Brett Marschke Agreement: Mr. Marschke's agreement states that he will serve as the Executive Vice President and Chief Operating Officer of the Company post-merger. His annual base salary will be $500,000, and he will receive an annual cash incentive with a target amount of $750,000, payable based on the Company's earnings vs. pre-set targets. One-half of this bonus earned will be payable by March 15th of the year following the performance period, with the remaining one-half payable in three equal annual installments. In recognition of the cancellation of previously-granted stock options, he will also receive a one-time payment of $300,000, provided that he remains employed by the company for five years following the transaction date. He will also be eligible to receive a number of stock options in the post-merger company equal to 1.3% of the full-diluted number of shares of the post-merger Company, one-third of which will vest according to a pre-set time schedule and the remaining two-thirds vesting based on the achievement of certain performance goals.

Edward Forman Agreement: Mr. Forman's agreement states that he will serve as the Executive Vice President and General Counsel of the Company post-merger. His annual base salary will be $425,000, and he will receive an annual cash incentive with a target amount of $637,500, payable based on the Company's earnings vs. pre-set targets. One-half of this bonus earned will be payable by March 15th of the year following the performance period, with the remaining one-half payable in three equal annual installments. In recognition of the cancellation of previously-granted stock options, he will also receive a one-time payment of $300,000, provided that he remains employed by the company for five years following the transaction date. He will also be eligible to receive a number of stock options in the post-merger company equal to 0.7% of the fully-diluted number of shares of the post-merger Company, one-third of which will vest according to a pre-set time schedule and the remaining two-thirds vesting based on the achievement of certain performance goals.

Determining Executive Compensation
During 2012, the Compensation Committee worked with its independent compensation consultant, Towers Watson, on compensation issues as they arose. The Compensation Committee also kept abreast of market trends and peer group competitive compensation levels for current and future compensation decisions.

Our board of directors, after receiving recommendations from the Compensation Committee, approves the compensation of our named executive officers, other than the chief executive officer. The chief executive officer provides his recommendations regarding compensation matters involving the other Named Executive Officers, including base and total compensation, to the Compensation Committee. From time to time, the chief executive officer may consult with Towers Watson or other compensation experts to obtain competitive information regarding compensation levels at peers or surveyed companies before submitting his recommendations to the Compensation Committee. The chief executive officer also may have input in the determination of appropriate peers and surveyed companies, before being approved by the Compensation Committee. The Compensation Committee independently determines the performance of the chief executive officer and approves his compensation levels, including base salary and total compensation.

At the 2012 Annual Meeting of Stockholders, the compensation of the Company's Named Executive Officers as described in the 2012 proxy statement was approved, on an advisory basis, by a majority of the stockholders voting on the proposal. We feel that this affirmative vote by the stockholders validated the Company's focus on creating long-term stockholder value in its executive compensation framework.

Regulatory Limitations
Section 162(m) ("Section 162(m)") of the Code, generally limits the deductibility for federal income tax purposes of compensation in excess of $1 million to the chief executive officer or any of the next three most highly paid executive officers (other than the chief financial officer) of a publicly held corporation. Compensation exceeding $1 million may be deducted for federal income tax purposes if compensation is paid pursuant to a performance-based, nondiscretionary plan that is approved by stockholders. The Compensation Committee will exercise its discretion in determining whether to conform compensation plans payable to the Named Executive Officers to the deductibility requirements of Section 162(m).

Other Compensation
Our determination regarding levels of benefits and perquisites is based on what we have seen in the market through our recruiting process and our actual ability to hire senior executives over the last several years. The benefits we have provided to our executives have not materially changed during that period and we believe we are generally competitive with the market. The benefits provided to our executives have been for the most part limited to core benefit programs including health and welfare plans, defined contribution plans, vacation and severance that we find to be typical in the market.

All of our Named Executive Officers are eligible for benefits offered to personnel generally, including life, health, disability, dental and vision insurance and our 401(k) plan. In addition, certain of our more senior personnel, including our named executive officers, are eligible for supplemental group variable life insurance, a supplemental disability plan and a nonqualified deferred compensation plan. The Compensation Committee in its discretion may revise, amend or add to the named executive officers' benefits and perquisites if it deems it advisable.

Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the information contained under the caption "Compensation Discussion and Analysis" and, based on this review and discussion, recommended to the board of directors that it be included in this Form 10-K/A.

Robert M. Belke, Chairman
Peter W. Calamari
Sander M. Levy

Compensation Tables
The following tables set forth certain information concerning compensation paid or accrued by the Company, or one of its affiliates, for services rendered in all capacities by our chairman and chief executive officer, our chief financial officer and our other executive officers during the fiscal years ended December 31, 2010, 2011 and 2012. References to stock awards in the tables below are to restricted shares of Class A common stock.

The following table summarizes the compensation earned by our Named Executive Officers.

Summary Compensation Table for 2010, 2011 and 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive(2) ($)	All Other Comp(3) ($)	Total ($)
Noah Gottdiener	2012	800,000	—	850,268	1,486,740	97,954	3,234,962
Chairman of the Board, Chief Executive Officer & President	2011	787,500	—	1,187,938	566,000	120,681	2,662,119
	2010	750,000	—	399,144	365,888	112,533	1,627,565

Patrick M. Puzzuoli(4)	2012	350,000	—	235,275	436,210	28,937	1,050,422
Executive Vice President & Chief Financial Officer	2011	340,897	50,000	277,603	123,810	29,925	822,235

Jacob L. Silverman(5)	2012	500,000	250,000	398,561	623,150	56,349	1,828,060
Executive Vice President for Corporate Development & Investment Banking Segment Leader	2011	481,250	150,000	667,358	265,310	68,768	1,632,686
	2010	425,000	—	226,177	207,336	63,476	921,989

Brett A. Marschke	2012	491,667	—	379,819	623,150	58,713	1,553,349
Executive Vice President & Chief Operating Officer	2011	437,500	—	635,848	238,780	65,425	1,377,553
	2010	400,000	—	212,871	195,140	60,152	868,163

Edward S. Forman	2012	420,833	—	329,410	529,690	47,028	1,326,961
Executive Vice President, General Counsel & Secretary	2011	387,500	—	591,046	212,250	57,455	1,248,251
	2010	350,000	—	186,258	170,748	51,793	758,799
_______________

(1)
Reflects aggregate grant date fair value of time and performance-based restricted stock awards granted in the respective year and computed in accordance with FASB ASC 718, Compensation—Stock Compensation.

(2)
Pursuant to their employment agreements, our named executive officers are paid annual incentive compensation in the first quarter of the year following the year in which the incentive compensation was earned. For example, amounts shown as earned in 2012 were paid in 2013, and so forth.

The 2012 amounts include deferred cash payments in lieu of annual restricted stock awards to each of our Named Executive Officers. The deferred cash awards were granted in 2013 and vest annually over three years. Out of an abundance of caution, we included them in the Summary Compensation Table. The Compensation Committee elected to make one-time cash awards instead of restricted stock awards because the planned Merger made it impractical to provide for additional shares at this time. The values of the deferred cash awards were $400,000 for Mr. Gottdiener, $131,250 for Mr. Puzzuoli, $187,500 each for Messrs. Silverman and Marschke, and $159,380 for Mr. Forman.

Non-equity incentive plan compensation for 2012 includes amounts deferred by the executives pursuant to the Deferred Compensation Plan for Messrs. Marschke and Forman.

(3)	All other compensation for 2012 includes the following:

Name	401(k) Matching Contributions $	Contributions to the Deferred Compensation Plan(a) $	Premiums on Group Life Insurance $	Dividends on Unvested Restricted Stock Awards $	Total All Other Compensation $
Noah Gottdiener	11,025	54,349	1,646	30,934	97,954
Patrick M. Puzzuoli	11,025	7,915	487	9,510	28,937
Jacob L. Silverman	11,025	27,595	487	17,242	56,349
Brett A. Marschke	11,025	30,598	714	16,376	58,713
Edward S. Forman	11,025	20,383	487	15,133	47,028

_______________
(a)
Represents contributions made by the Company in 2012 with respect to 2011 compensation pursuant to its deferred compensation plan. Pursuant to the plan, the Company contributed 4.5% of each participant's total cash compensation that exceeded the statutory maximum compensation for 401(k) plan participation ($245,000 in 2011) provided that the participant had made the maximum allowable deductible contribution to his 401(k) account ($16,500 in 2011).

(4)	On March 7, 2011, Mr. Puzzuoli assumed the role of executive vice president and chief financial officer and was provided an annual base salary of $350,000.

(5)
On March 7, 2011, Mr. Silverman assumed the roles of leader of executive vice president for corporate development and investment banking segment leader. Until March 7, 2011 Mr. Silverman had served as the Company's executive vice president and chief financial officer.

Grants of Plan-Based Awards for 2012

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards(3)($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Noah Gottdiener	3/1/2012(1)	—	—	—	—	—	—	29,069	399,699
	3/1/2012(2)	—	—	—	14,535	29,069	58,138	—	450,570
		500,000	1,000,000	2,000,000	—	—	—	—	—

Patrick M. Puzzuoli	3/1/2012(1)	—	—	—	—	—	—	6,359	87,436
	3/1/2012(2)	—	—	—	4,769	9,538	19,076	—	147,839
		131,250	262,500	525,000	—	—	—	—	—

Jacob L. Silverman	3/1/2012(1)	—	—	—	—	—	—	13,626	187,358
	3/1/2012(2)	—	—	—	6,813	13,626	27,252	—	211,203
		187,500	375,000	750,000	—	—	—	—	—

Brett A. Marschke	3/1/2012(1)	—	—	—	—	—	—	12,263	168,616
	3/1/2012(2)	—	—	—	6,813	13,626	27,252	—	211,203
		187,500	375,000	750,000	—	—	—	—	—

Edward S. Forman	3/1/2012(1)	—	—	—	—	—	—	10,901	149,889
	3/1/2012(2)	—	—	—	5,791	11,582	23,164	—	179,521
		159,375	318,750	637,500	—	—	—	—	—
_______________

(1)
Represents grants of shares of time-based restricted Class A common stock in connection with the employment agreements in effect as of December 31, 2012. The restrictions on transfer and forfeiture provisions with respect to one-third of the shares are eliminated on each of the first three anniversaries of the date of grant subject to continued employment.

(2)
Represents grants of shares of performance-based restricted Class A common stock. The restrictions on transfer and forfeiture provisions with respect to the shares are eliminated on the third anniversary of the date of grant if and to the extent certain targets of total shareholder return are attained.

(3)	Reflects aggregate grant date fair value of restricted stock awards computed in accordance with FASB ASC 718, Compensation—Stock Compensation.

Outstanding Equity Awards at Fiscal Year End 2012

	Option Awards				Stock Awards
Name	Securities Underlying Unexercised Options Exercisable (#)	Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares of Units That Have Not Vested(1) ($)
Noah Gottdiener	135,000	—	16.00	9/28/2017	—		—
	—	—	—	—	11,536	(2)	180,192
	—	—	—	—	16,938	(3)	264,572
	—	—	—	—	25,500	(4)	398,310
	—	—	—	—	52,458	(5)	819,394
	—	—	—	—	29,069	(6)	454,058
	—	—	—	—	58,138	(7)	908,116

Patrick M. Puzzuoli	14,437	—	16.00	9/28/2017	—		—
	—	—	—	—	7,500	(8)	117,150
	—	—	—	—	6,000	(4)	93,720
	—	—	—	—	6,558	(9)	102,436
	—	—	—	—	11,474	(5)	179,224
					6,359	(6)	99,328
					19,076	(7)	297,967

Jacob L. Silverman	100,000	—	16.00	9/28/2017	—		—
	—	—	—	—	6,537	(2)	102,108
	—	—	—	—	9,598	(3)	149,921
	—	—	—	—	16,500	(4)	257,730
	—	—	—	—	24,590	(5)	384,096
	—	—	—	—	13,626	(6)	212,838
	—	—	—	—	27,252	(7)	425,676

Brett A. Marschke	100,000	—	16.00	9/28/2017	—
	—	—	—	—	6,153	(2)	96,110
	—	—	—	—	9,034	(3)	141,111
	—	—	—	—	16,500	(4)	257,730
	—	—	—	—	22,130	(5)	345,671
	—	—	—	—	12,263	(6)	191,548
	—	—	—	—	27,252	(7)	425,676

Edward S. Forman	100,000	—	16.00	9/28/2017	—
	—	—	—	—	5,384	(2)	84,098
	—	—	—	—	7,904	(3)	123,460
	—	—	—	—	16,500	(4)	257,730
	—	—	—	—	19,672	(5)	307,277
	—	—	—	—	10,901	(6)	170,274
	—	—	—	—	23,164	(7)	361,822

_______________

(1)
Represents the fair value of the equity awards that have not been considered "vested" for purposes of this table based on $15.62 per unit or share (based on the closing share price of the Company's Class A common stock on December 31, 2012).

(2)	Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of these shares were eliminated on March 10, 2013.

(3)
Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 50% of the shares were eliminated on March 2, 2013 and the remaining restrictions on 50% of the shares will be eliminated on March 2, 2014, the anniversary of the date of grant.

(4)
Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of the shares will be eliminated on March 2, 2014, the third anniversary of the date of grant.

(5)
Consists of performance-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of the shares will be eliminated on March 11, 2014, the third anniversary of the date of grant, if and to the extent certain targets of total shareholder return are attained.

(6)
Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to one third of the shares were eliminated on March 1, 2013 and the remaining restrictions on two thirds of the shares will be eliminated on March 1, 2014 and March 1, 2015, the respective anniversaries of the date of grant.

(7)
Consists of performance-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of the shares will be eliminated on March 1, 2015, the third anniversary of the date of grant, if and to the extent certain targets of total shareholder return are attained.

(8)	Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of the shares will be eliminated on March 11, 2013.

(9)	Consists of time-based restricted shares of Class A common stock. The restrictions on transfer and forfeiture provisions with respect to 100% of the shares will be eliminated on March 11, 2014.

Option Exercises and Stock Vested in 2012

	Unit Awards			Stock Awards
Name	Number of Units Acquired on Vesting(1) (#)	Value Realized on Vesting ($)		Number of Shares Acquired on Vesting(2) (#)	Value Realized on Vesting ($)
Noah Gottdiener	75,706	1,030,359	(3)	41,420	607,997	(4)
Patrick M. Puzzuoli	—	—		6,250	94,250	(5)
Jacob L. Silverman	12,615	171,690	(6)	23,471	344,527	(7)
Brett A. Marschke	21,304	325,525	(8)	22,091	324,271	(9)
Edward S. Forman	—	—		18,729	274,602	(10)
_______________

(1)
Represents the number of New Class A Units that were converted from legacy units of D&P Acquisitions in connection with the Recapitalization Transactions that have vested pursuant to time-based and performance-based vesting.

(2)	Represents restricted stock awards which vested during the year.

(3)	Based on a price per unit of $13.61 (the closing price per share of the Company's Class A common stock on September 28, 2012) for 75,706 New Class A Units that vested on September 30, 2012.

(4)
Based on the closing price of Class A common stock of $15.21 per share on February 24, 2012 for 21,415 stock awards that vested on February 26, 2012; the closing price of Class A common stock of $13.77 per share on March 2, 2012 for 8,469 stock awards that vested on March 2, 2012; and the closing price of Class A common stock of $14.36 per share on March 9, 2012 for 11,536 stock awards that vested on March 10, 2012.

(5)	Based on the closing price of Class A common stock of $15.08 per share on February 27, 2012 for 6,250 stock awards that vested on February 27, 2012.

(6)	Based on a price per unit of $13.61 (the closing price per share of the Company's Class A common stock on September 28, 2012) for 12,615 New Class A Units that vested on September 30, 2012.

(7)
Based on the closing price of Class A common stock of $15.21 per share on February 24, 2012 for 12,135 stock awards that vested on February 26, 2012; the closing price of Class A common stock of $13.77 per share on March 2, 2012 for 4,799 stock awards that vested on March 2, 2012; and the closing price of Class A common stock of $14.36 per share on March 9, 2012 for 6,537 stock awards that vested on March 10, 2012.

(8)	Based on the closing price of Class A common stock of $15.28 per share on February 2, 2012 for 21,304 New Class A Units that vested on February 2, 2012.

(9)
Based on the closing price of Class A common stock of $15.21 per share on February 24, 2012 for 11,422 stock awards that vested on February 26, 2012; the closing price of Class A common stock of $13.77 per share on March 2, 2012 for 4,516 stock awards that vested on March 2, 2012; and the closing price of Class A common stock of $14.36 per share on March 9, 2012 for 6,153 stock awards that vested on March 10, 2012.

(10)
Based on the closing price of Class A common stock of $15.21 per share on February 24, 2012 for 9,394 stock awards that vested on February 26, 2012; the closing price of Class A common stock of $13.77 per share on March 2, 2012 for 3,952 stock awards that vested on March 2, 2012; and the closing price of Class A common stock of $14.36 per share on March 9, 2012 for 5,383 stock awards that vested on March 10, 2012.

Nonqualified Deferred Compensation for 2012

Name	Executive Contributions in 2012(1) ($)	Registrant Contributions in 2012(2) ($)	Aggregate Earnings in 2012 ($)	Aggregate Balance at December 31, 2012 ($)
Noah Gottdiener	—	54,349	86,990	982,558
Patrick M. Puzzuoli	—	7,915	2,958	45,512
Jacob L. Silverman	—	27,595	42,090	410,701
Brett A. Marschke	5,970	30,598	30,969	407,687
Edward S. Forman	4,245	20,383	56,951	467,278
_______________

(1)
Include deferrals made by the Named Executive Officers in the first quarter of 2012 with respect to fiscal year 2011 bonus compensation. Does not include deferrals made by the Named Executive Officers in the first quarter of 2013 with respect to fiscal year 2012 bonus compensation.

(2)
Represents contributions made by the Company in 2012 with respect to 2011 compensation pursuant to its deferred compensation plan. Pursuant to the plan, the Company contributed 4.5% of each participant's total cash compensation that exceeded the statutory maximum compensation for 401(k) plan participation ($245,000 in 2011) provided that the participant had made the maximum allowable deductible contribution to his 401(k) account ($16,500 in 2011). These amounts are included in the Summary Compensation Table as "Other Compensation."

The deferred compensation plan permits managing directors and executive officers to elect to defer up to 75% of their base salary and 100% of their annual cash incentive into a deferred compensation account and to choose from a number of publicly available investment vehicles. Earnings are credited based on earnings of the investment options selected by the participant. Elections for deferrals of base salary must be made in the calendar year prior to earning such base salary or within 30 days of becoming eligible for the plan. Deferral elections for the annual cash incentive must be made six months prior to the end of the applicable performance period or within 30 days of becoming eligible for the plan. Non-employee directors may also defer up to 100% of their fees into the deferred compensation plan.

Payments from the deferred compensation plan automatically begin upon termination of employment, or separation from service as a director. Key employees, including executive officers, must wait six months after termination to receive payment from the plan. Participants may elect payment in a lump sum or annual installments for up to 15 years. Participants also may elect to make an in-service withdrawal during each open enrollment period. Upon proof of financial hardship and approval from the Compensation Committee, a participant may be allowed an early distribution. Participants may also elect to receive payments prior to termination through a scheduled distribution.

Potential Payments Upon Termination or Change of Control as of End of 2012
The following table and summary set forth estimated potential payments we would be required to make to our named executive officers upon certain terminations of employment or in connection with change in control of the Company, pursuant to each executive's employment agreement in effect at year end. The table assumes that the triggering event occurred on December 31, 2012 and uses a share price of $15.62, the closing price of our Class A common stock on December 31, 2012, the last trading day of the year.

Name	Benefit	Termination Without Cause or Resignation for Good Reason ($)	Death ($)	Disability ($)	Change of Control ($)	Termination Following Change of Control ($)
Noah Gottdiener	Salary	800,000	—	—	—	1,600,000
	Bonus	1,486,740	—	—	—	2,973,480
	Pro-rata Bonus	—	—	—	—	—
	Equity Acceleration(1)	1,297,132	1,297,132	1,297,132	—	1,297,132
	Benefits Continuation	25,113	—	50,226	—	25,113
	Total Value	3,608,985	1,297,132	1,347,358	—	5,895,725

Patrick M. Puzzuoli	Salary	350,000	—	—	—	700,000
	Bonus	436,210	—	—	—	872,420
	Pro-rata Bonus	—	—	—	—	—
	Equity Acceleration(1)	412,634	412,634	412,634	—	412,634
	Benefits Continuation	21,999	—	—	—	21,999
	Total Value	1,220,843	412,634	412,634	—	2,007,053

Jacob L. Silverman	Salary	500,000	—	—	—	1,000,000
	Bonus	873,150	—	—	—	1,746,300
	Pro-rata Bonus	—	—	—	—	—
	Equity Acceleration(1)	722,597	722,597	722,597	—	722,597
	Benefits Continuation	25,113	—	50,226	—	25,113
	Total Value	2,120,860	722,597	772,823	—	3,494,010

Brett A. Marschke	Salary	500,000	—	—	—	1,000,000
	Bonus	623,150	—	—	—	1,246,300
	Pro-rata Bonus	—	—	—	—	—
	Equity Acceleration(1)	686,499	686,499	686,499	—	686,499
	Benefits Continuation	25,113	—	50,226	—	25,113
	Total Value	1,834,762	686,499	736,725	—	2,957,912

Edward S. Forman	Salary	425,000	—	—	—	850,000
	Bonus	529,690	—	—	—	1,059,380
	Pro-rata Bonus	—	—	—	—	—
	Equity Acceleration(1)	635,562	635,562	635,562	—	635,562
	Benefits Continuation	25,113	—	50,226	—	25,113
	Total Value	1,615,365	635,562	685,788	—	2,570,055

_______________

(1)	Excludes acceleration of performance-based restricted stock awards as certain targets of total shareholder return had not been attained.

See "Employment Agreements with Certain Executive Officers" and "Letter Agreement with Mr. Puzzuoli Governing Severance Compensation" below for a complete description of the terms of the employment agreements and amounts due upon termination.

Employment Agreements with Certain Executive Officers
As noted above, on July 17, 2007, Duff & Phelps, LLC entered into employment agreements with each of Messrs. Gottdiener, Silverman, Marschke and Forman. Each of the agreements became effective on September 27, 2007, the date that our registration statement with respect to our initial public offering became effective, and had an initial term that ended on December 31, 2010, with automatic one-year renewal periods thereafter.

These employment agreements provide that in the event of an automatic renewal after December 31, 2010, the Compensation Committee shall have the discretion to design the incentive compensation program for such Named Executive Officers in a manner which is consistent with comparable companies with comparable financial results. The employment agreements also provide that each of the Named Executive Officers will be eligible to participate in company benefit plans relating to, among other things, options, equity purchase, pension, profit sharing, employee equity ownership and group life insurance.

Pursuant to the employment agreements, if a Named Executive Officer's employment terminates prior to the expiration of the term by us for "cause" (as defined in the employment agreements) or is terminated by such executive without "good reason" (as defined in the employment agreements), the executive would be entitled to receive any base salary earned, but unpaid through the date of termination.

If a Named Executive Officer's employment terminates prior to the expiration of the term due to death or "disability" (as defined in the employment agreements), such executive would be entitled to receive any base salary earned, but unpaid through the date of termination, any pro rata portion of the annual bonus up to the date of such termination, acceleration of vesting of the awards of restricted stock paid as part of an annual bonus (other than acceleration of vesting with respect to the matching portion of any award), and acceleration of any unvested equity awarded to such executive prior to the date of the employment agreement.

If a Named Executive Officer retires after reaching retirement age (generally 65 years of age or 55 years of age with 15 years of service to us or a subsidiary) such executive would be entitled to receive any base salary earned but unpaid through the date of termination, and, if such executive signs a general release of liability, any unvested equity awarded to such executive under the employment agreement would become vested.

If a Named Executive Officer's employment is terminated prior to the expiration of the term by us without cause or by such executive for good reason, and such executive signs a general release of liability, such executive would be entitled to: (i) any base salary earned, but unpaid through the date of termination and a payment equal to such executive's annual base salary as of the date of termination; (ii) the amount of the most recent annual bonus earned by such executive or, if higher, the target bonus amount as of the date of termination; (iii) any pro rata portion of the annual bonus up to the date of termination (to the extent otherwise earned); (iv) full and immediate vesting of any equity or equity-based awards (including stock options) then held by such executive; (v) should such executive elect continuation of the medical and dental benefits under COBRA, payment of such executive's costs for such coverage for a period of up to one year following the date of termination; and (vi) any other amounts or benefits required to be paid or provided, or which such executive is entitled to receive, as of the date of termination, as provided for under any plan, program, policy, contract or agreement of the Company or any subsidiaries, including any severance plan or policy which is then applicable to such executive.

If a Named Executive Officer's employment is terminated prior to the expiration of the term and within 18 months following a "change in control" (as defined in the employment agreements) and such executive signs a general release of liability, (unless such termination is for cause, by reason of death or disability, or by such executive without good reason) such executive would be entitled to the same payments and benefits as if terminated without cause, and would be entitled to an additional amount equal to the executive's annual base salary as of the date of termination and the amount of the most recent annual bonus earned by such executive or, if higher, the target bonus amount as of the date of termination. For purposes of the employment agreements, change in control generally includes circumstances in which any person acquires 50% of our voting securities, if the directors as of the effective date of the agreement fail to constitute a majority of our board of directors, if there is a merger or acquisition of the Company or any of our subsidiaries, or if our stockholders approve a sale or liquidation of the Company or an agreement to sell or dispose of substantially all of our assets is consummated.

Our Named Executive Officers are also entitled to tax gross-up payments in the event that compensation to such executive is assessed an excise tax on "excess parachute payments" under Section 280G of the Code or in the event that an excise tax is assessed under Section 409A of the Code (despite the full cooperation of the Named Executive Officers to ensure compliance with Section 409A).

Pursuant to the employment agreements, our Named Executive Officers are required, whether during or after employment with us, to protect and use confidential information in accordance with the restrictions placed by us on its use and disclosure. Additionally, our Named Executive Officers are subject to customary intellectual property covenants with respect to works created, implemented or developed by them that are relevant to or implicated by employment with us. Further, during the term of employment and during the one-year period immediately after employment is terminated, each of our Named Executive Officers will not, directly or indirectly engage or have any financial interest in any business within a 50-mile radius of any metropolitan area in which we conducted significant business during the 12-month period immediately preceding the subject termination of employment (i) that competes with any business actively conducted in such area by us and (ii) that is of the type of business activity in which the Named Executive Officer was engaged on our behalf. In addition, during the term of employment and during the two-year period immediately after employment is terminated, each of our Named Executive Officers is prohibited from soliciting our employees for hire and from soliciting business from our clients.

We have also agreed in the employment agreements to indemnify our Named Executive Officers for liability arising from the fact that they were employed by us or acting on our behalf (other than liability incurred as a result of such Named Executive Officer's gross negligence or willful misconduct).

Letter Agreement with Mr. Puzzuoli Governing Severance Compensation
On March 7, 2011, the Company appointed Mr. Puzzuoli to the role of executive vice president and chief financial officer. In connection with his appointment, Mr. Puzzuoli agreed to terms of employment which provide for an annual base salary of $350,000 and cash and equity incentive compensation to be determined by the Compensation Committee. Mr. Puzzuoli entered into an amended and restated letter agreement with the Company on May 18, 2012 ("Puzzuoli Letter Agreement"). The Puzzuoli Letter Agreement define certain terms of his employment in the event he is terminated without "Cause" or following a "Change of Control" as defined therein.

Upon the occurrence of a termination without "Cause" by the Company, Mr. Puzzuoli's severance compensation includes payment of an amount equal to i) any base salary earned, but unpaid through the date of termination and a payment equal to such executive's annual base salary as of the date of termination; (ii) the amount of the most recent annual bonus earned by such executive or, if higher, the target bonus amount as of the date of termination; (iii) any pro rata portion of the annual bonus up to the date of termination (to the extent otherwise earned); (iv) full and immediate vesting of any equity or equity-based awards (including stock options) then held by such executive; (v) should such executive elect continuation of the medical and dental benefits under COBRA, payment of such executive's costs for such coverage for a period of up to one year following the date of termination; and (vi) any other amounts or benefits required to be paid or provided, or which such executive is entitled to receive, as of the date of termination, as provided for under any plan, program, policy, contract or agreement of the Company or any subsidiaries, including any severance plan or policy which is then applicable to such executive.

If Mr. Puzzuoli's employment is terminated prior to the expiration of the term and within 18 months following a "change in control" (as defined in the Puzzuoli Letter Agreement) and such executive signs a general release of liability, (unless such termination is for cause, by reason of death or disability, or by such executive without good reason) such executive would be entitled to the same payments and benefits as if terminated without cause, and would be entitled to an additional amount equal to the executive's annual base salary as of the date of termination and the amount of the most recent annual bonus earned by such executive or, if higher, the target bonus amount as of the date of termination. For purposes of the Puzzuoli Letter

Agreement, change in control generally includes circumstances in which any person acquires 50% of our voting securities, if the directors as of the effective date of the agreement fail to constitute a majority of our board of directors, if there is a merger or acquisition of the Company or any of our subsidiaries, or if our stockholders approve a sale or liquidation of the Company or an agreement to sell or dispose of substantially all of our assets is consummated.

Compensation and Risk-Taking
The Compensation Committee takes potential business risks into consideration when it reviews and approves named executive officer compensation. The Compensation Committee structures compensation so that unnecessary or excessive risk-taking behavior is discouraged, and behaviors correlated with long-term value creation are encouraged. This is accomplished in several ways:

•	The Company provides both annual cash incentive and long-term incentive opportunities, with the long-term incentive plans providing the highest potential for earnings.

•	Restricted stock and performance-based restricted stock grants have three-year vesting provisions, improving employee retention and fostering a long-term emphasis on the Company's performance.

•	The annual cash incentive plan has a maximum payment of 200% of the target amount, limiting cash compensation exposure, and uses multiple performance goals.

•
The Compensation Committee has adopted an executive recoupment “clawback” policy, giving the board the authority to reclaim any incentive payments to a Named Executive Officer that were made based on financial results that were subsequently restated.

•	The Compensation Committee adopted share ownership guidelines for the chief executive officer and has had share maintenance requirements since 2007.

Compensation Committee Interlocks and Insider Participation
During 2012, there were no Compensation Committee interlocks and no insider participation in Compensation Committee decisions that were required to be reported under the rules and regulations of the Exchange Act.

Certain Relationships and Related Transactions
It is the responsibility of the Audit Committee to review and approve, ratify or disapprove of proposed transactions or courses of dealings with respect to which executive officers or directors or members of their immediate families have an interest (including all transactions required to be disclosed pursuant to the SEC's related person disclosure requirements). In addition, it is the policy of management and board members to discuss at a meeting of the board of directors, or the appropriate board committee, those transactions requiring disclosure pursuant to the SEC's related person disclosure requirements between the Company and a board member or a principal stockholder, and members of their immediate families.

In addition, the Company has a Code of Business Ethics (the "COBE") which applies to directors and employees and their family members. The COBE may be found on our webpage at www.duffandphelps.com under the Investor Relations tab and is available in print to any stockholder who requests a copy by writing to the Company's secretary. The COBE, among other things, has a policy governing conflicts of interests generally and, in particular, prohibiting ownership of interests in certain other businesses, trading in client securities, entering into co-investments with clients or relationships that may be perceived as impairing the ability of the individual or the Company from performing his or its duties, as the case may be, in an impartial manner, and use of corporate property for improper personal gain. Any exceptions require disclosure and approval by the chief compliance officer and, in the case of directors, by the Audit Committee. The COBE also prohibits the Company from making any personal loans or guaranteeing any personal obligations of board members and executive officers.

Compensation of Directors
We pay each of our non-employee directors $50,000 per year, payable in equal quarterly installments. We also pay an annual fee of $12,000 to the Chairperson of the Audit Committee, $9,000 to the Chairperson of the Compensation Committee and $8,000 to the Chairperson of the Nominating and Corporate Governance Committee for chairing the committees. All of our directors are reimbursed for out-of-pocket expenses for attending board and committee meetings. In addition, each non-employee director will receive an annual grant of Class A common stock with a value of $75,000 based on the closing stock price on the day prior to the annual stockholders' meeting, which Class A common stock will vest ratably over four years (subject to continued service on the board of directors), provided that any such issuance does not prevent such director from being determined to be independent.

In connection with their appointment to the board, Mr. Paris received a pro-rata grant of 801 shares of Class A common stock on April 19, 2012 and Mr. Matthews received a pro-rata grant of 3,089 shares on December 3, 2012. Such Class A common stock will vest ratably over four years (subject to continued service on the board of directors), provided that any such issuance does not prevent Messrs. Paris and Matthews from being determined to be independent.

At the meeting on November 13, 2012, the Board of Directors established a board committee (“Transaction Committee”) composed of independent and disinterested directors to monitor and assist in the negotiation of a potential transaction and to report to the Board of Directors on developments and, in the event of a conflict or perceived conflict situation, the Transaction Committee would be responsible for monitoring and leading those discussions without the participation of those directors with the conflict or perceived conflict. The members of the Board of Directors appointed to the Transaction Committee were William R. Carapezzi, John A. Kritzmacher and Gordon A. Paris. Mr. Paris serves as chairman of the Transaction Committee.

In 2012, none of the non-employee directors participated in the Company's deferred compensation plan.

Director Compensation Table
The following table summarizes the compensation earned by each of the non-employee directors in 2012. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Name	Fees Earned Or Paid In Cash(1) ($)	Stock Awards(2)(3) ($)	All Other Compensation(4) ($)	Total ($)
Robert M. Belke	59,000	74,959	3,966	137,925
Peter W. Calamari	50,000	74,959	3,966	128,925
William R. Carapezzi	91,000	74,959	3,966	169,925
John A. Kritzmacher	79,000	74,959	2,339	156,298
Harvey M. Krueger	58,000	74,959	3,966	136,925
Sander M. Levy	50,000	74,959	3,966	128,925
Jeffrey D. Lovell	50,000	74,959	3,966	128,925
Norman S. Matthews	12,500	37,439	—	49,939
Gordon A. Paris	80,667	87,463	1,513	169,643
_______________

(1)	Includes $29,000, $29,000 and $39,000 paid to Messrs. Carapezzi, Kritzmacher and Paris, respectively, for their services on the Transaction Committee.

(2)
Reflects aggregate grant date fair value of restricted stock awards computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation. For a discussion of the assumptions underlying this calculation, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

(3)
The aggregate number of outstanding stock awards subject to forfeiture for each director as of the year ended December 31, 2012 were as follows: 10,843 for Messrs. Belke, Calamari, Carapezzi, Krueger, Levy and Lovell; 7,119 for Mr. Kritzmacher; 3,089 for Mr. Matthews; and 5,603 for Mr. Paris.

(4)	Reflects dividends paid on unvested restricted stock awards.

Director Restricted Stock Awards
The merger agreement provides that at the effective time of the mergers, each unvested restricted share unit and any other similar equity award which is held by a non-employee member of the Board of Directors of the Company and issued under the Company’s equity compensation plans (a “Director RSA”) will vest and be cancelled in exchange for the right to receive a lump sum payment, without interest, of the per share merger consideration. All such payments with respect to each Director RSA will be as promptly as reasonably practicable following the effective time of the merger (and in all events no later than the later of (i) ten business days following the effective time of the merger and (ii) the last day of the surviving corporation’s first regular payroll cycle following the closing).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information, as of April 22, 2013 (unless otherwise indicated), with respect to the beneficial ownership (as defined by Rule 13d-3 under the Exchange Act) of the Duff & Phelps Corporation Class A common stock by:

•	each of the Company’s directors and named executive officers;

•	all of the Company’s current executive officers and directors as a group; and

•
each person or “group” of persons (as defined under Section 13(d)(3) of the Exchange Act) known by the Company to own beneficially more than five percent of the outstanding shares or voting power of the Company’s common stock.

Unless otherwise indicated, shares are owned directly or indirectly with sole voting and investment power and the address for each for each person below is c/o Duff & Phelps Corporation, 55 East 52nd Street, 31st Floor, New York, New York 10055.

	Class A Common Stock
Name and Address of Beneficial Owner	#	%
Noah Gottdiener(1)	1,122,178	2.7
Patrick M. Puzzuoli(2)	69,779	*
Jacob L. Silverman(3)	335,638	*
Brett A. Marschke(4)	255,723	*
Edward S. Forman(5)	202,765	*
Robert M. Belke(6)	1,840,987	4.4
Peter W. Calamari	19,714	*
William R. Carapezzi	21,214	*
John A. Kritzmacher	7,891	*
Harvey M. Krueger(7)	56,272	*
Sander M. Levy(8)	980,513	2.3
Jeffrey D. Lovell(9)	1,840,987	4.4
Norman S. Matthews	3,089	*
Gordon A. Paris	5,603	*
All executive officers and directors as a group (14 persons)	5,076,370	11.9

Principal Stockholders
Entities affiliated with Vestar Capital Partners(10)	961,799	2.3
Entities affiliated with Lovell Minnick Partners(11)	1,822,273	4.3
Barrow, Hanley, Mewhinney & Strauss, LLC(12)	2,451,252	5.8
_______________

*	Indicates less than 1% ownership.

(1)
Includes 135,000 shares of common stock issuable pursuant to stock options and 2,046 shares held by Mr. Gottdiener through certain entities affiliated with Vestar Capital Partners. Also, certain shares of Class A common stock beneficially owned by Mr. Gottdiener are held by trusts for the benefit of Mr. Gottdiener.

(2)	Includes 14,437 shares of common stock issuable pursuant to stock options.

(3)	Includes 100,000 shares of common stock issuable pursuant to stock options.

(4)	Includes 100,000 shares of common stock issuable pursuant to stock options.

(5)	Includes 100,000 shares of common stock issuable pursuant to stock options.

(6)
As an officer of Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC, Mr. Belke may be deemed to share beneficial ownership of the shares held respectively by Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC. Mr. Belke disclaims beneficial ownership of such shares and any other shares held by affiliates of Lovell Minnick Partners LLC.

(7)	Includes 1,638 shares held by Mr. Krueger through certain entities affiliated with Vestar Capital Partners.

(8)
As an officer of Vestar Capital Partners IV, L.P. and Vestar/D&P Holdings, LLC, Mr. Levy may be deemed to share beneficial ownership of the shares held respectively by Vestar Capital Partners IV, L.P. and Vestar/D&P Holdings, LLC. Mr. Levy disclaims beneficial ownership of such shares and any other shares held by affiliates of Vestar Capital Partners.

(9)
As an officer of Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC, Mr. Lovell may be deemed to share beneficial ownership of the shares held respectively by Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC. Mr. Lovell disclaims beneficial ownership of such shares and any other shares held by affiliates of Lovell Minnick Partners LLC.

(10
Vestar Capital Partners IV, L.P. and Vestar/D&P Holdings, LLC. The address of Vestar Capital Partners IV, L.P. and Vestar/D&P Holdings, LLC is 245 Park Avenue, 41st Floor, New York, NY 10167. Mr. Levy disclaims beneficial ownership of such shares and any other shares held by affiliates of Vestar Capital Partners. Includes 2,046 shares of Class A common stock held by Mr. Gottdiener and 1,638 shares of Class A common stock held by Mr. Krueger through Vestar/D&P Holdings, LLC.

(11)
Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC. The address of Lovell Minnick Equity Partners LP and LM Duff Holdings, LLC is 150 N. Radnor Chester Road, Suite A200, Radnor, Pennsylvania 19087. Each of Messrs. Belke and Lovell disclaim beneficial ownership of such shares and any other shares held by affiliates of Lovell Minnick Partners LLC.

(12)
The address of Barrow, Hanley, Mewhinney & Strauss, LLC is 2200 Ross Avenue, 31st Floor, Dallas, Texas 75201-2761. Barrow, Hanley, Mewhinney & Strauss, LLC reports sole voting power with respect to 1,278,752 shares, shared voting power with respect to 1,172,500 shares and sole dispositive power with respect to 2,451,252 shares. This information is based on the Schedule 13G filed by Barrow, Hanley, Mewhinney & Strauss, LLC on February 11, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Tax Receivable Agreement
On the date of our initial public offering (October 3, 2007), we were treated for U.S. federal income tax purposes as having directly purchased membership interests in D&P Acquisitions from the existing unitholders. After the initial public offering, additional New Class A Units may be exchanged for shares of our Class A common stock. As a result of both this initial purchase and these additional exchanges of units (each being referred to as an "Exchange"), we are entitled to a proportionate share of D&P Acquisitions' existing tax basis for its tangible and intangible assets. Further, D&P Acquisitions intends to make an election under Section 754 of the Internal Revenue Code of 1986, as amended (the "Code") effective for each taxable year in which an Exchange occurs, which will generally result in an adjustment to D&P Acquisitions' tax basis reflected in that proportionate share. Both that proportionate share and the adjustments to tax basis under Section 754 of the Code may reduce the amount of tax that we would otherwise be required to pay in the future.

On October 3, 2007 we entered into a Tax Receivable Agreement with the existing unitholders of D&P Acquisitions that provides for the payment by us to them of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (i) D&P Acquisitions' tax basis in its goodwill and similar intangible assets on October 3, 2007 (the date of our initial public offering), including any portion of that tax basis arising from its liabilities on such date and (ii) the Section 754 adjustments referred to above.

For purposes of the Tax Receivable Agreement, cash savings in income tax are computed by comparing our income tax liability, calculated pursuant to the assumptions therein, to the amount of such taxes that we would have been required to pay had there been no such tax basis adjustments and no such initial basis in goodwill or similar intangibles. We expect to benefit from the remaining 15% of cash savings, if any, not paid pursuant to the tax receivable agreement. The term of the Tax Receivable Agreement commenced on October 3, 2007 and will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the Tax Receivable agreement for an amount based on an agreed value of payments remaining to be made under the Tax Receivable Agreement.

Were the IRS to successfully challenge a tax basis adjustment, or other deductions or adjustments to taxable income of D&P Acquisitions, the existing unitholders of D&P Acquisitions will not reimburse us for any payments that may previously have been made under the Tax Receivable Agreement. In certain circumstances we could make payments to the existing unitholders of D&P Acquisitions under the Tax Receivable Agreement in excess of our cash tax savings. While the actual amount of the adjusted tax basis, as well as the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the basis of our proportionate share of D&P Acquisitions' assets on the dates of Exchanges, the timing of Exchanges, the extent to which Exchanges are taxable, the deductions and other adjustments to taxable income to which D&P Acquisitions is entitled, the amount of liabilities of D&P Acquisitions in existence on the date of the initial public offering, and the amount and timing of our income, we expect that during the anticipated term of the Tax Receivable Agreement, the payments that we may make to the existing unitholders of D&P Acquisitions could be substantial. Payments under the Tax Receivable Agreement will give rise to additional tax benefits and therefore to additional potential payments under the tax receivable agreement. In addition, the tax receivable agreement provides for interest accrued from the due date (without extensions) of the corresponding tax return to the date of payment under the agreement.

During 2012, the Company made payments under the Tax Receivable Agreement in the amount of $1.9 million to entities associated with Vestar Capital Partners ("Vestar") and an aggregate of $289,000 to Mr. Krueger and the named executive officers. During 2012, entities affiliated with Lovell Minnick Partners sold and assigned their rights, title and interest in the Tax Receivable Agreement to an unaffiliated third party.

Exchange Agreement
In connection with the closing of the initial public offering on October 3, 2007, the existing unitholders of D&P Acquisitions entered into the Exchange Agreement with D&P Acquisitions under which, from time to time, typically once a quarter, they (or certain transferees thereof) will have the right to exchange their New Class A Units for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. The Exchange Agreement, as amended by that certain First Amendment to the Exchange Agreement, dated as of October 5, 2009, generally provides that (i) certain of our existing unitholders, including Vestar and Lovell Minnick, may elect to exchange with D&P Acquisitions 100% of their New Class A Units into shares of our Class A common stock; (ii)

unitholders who are our executive officers presently may elect to exchange with D&P Acquisitions up to 100% of such New Class A Units, subject to the notice requirement and minimum retained ownership requirements applicable to such executives; and (iii) unitholders who are not our executive officers presently may elect to exchange with D&P Acquisitions up to 100% of such New Class A Units, subject to the notice requirement and minimum retained ownership requirements applicable to such unitholders. As the existing unitholders of D&P Acquisitions exchange their New Class A Units with D&P Acquisitions, our membership interests in D&P Acquisitions will be correspondingly increased and their corresponding shares of Class B common stock will be cancelled.

In 2012, unitholders exchanged an aggregate of 6,081,000 New Class A Units for a corresponding number of shares of Class A common stock and 6,081,000 shares of Class B common stock were cancelled. We received no other consideration in connection with these exchanges.

Third Amended and Restated Limited Liability Company Agreement of D&P Acquisitions
As a result of the consummation of the initial public offering and the entry into the Third Amended and Restated Limited Liability Company Agreement of D&P Acquisitions (the "LLC Agreement") entered into between D&P Acquisitions and certain of its existing unitholders the Company, through D&P Acquisitions and its subsidiaries and affiliates, operates our business.

As the sole managing member of D&P Acquisitions, we have control over all of the affairs and decision making of D&P Acquisitions. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of D&P Acquisitions and the day-to-day management of D&P Acquisitions' business.

In accordance with the LLC Agreement, net profits and net losses of D&P Acquisitions are allocated to its members pro rata in accordance with the respective percentages of their New Class A Units. Accordingly, net profits and net losses of D&P Acquisitions were allocated by 90.7% to us and 9.3% to the other unitholders of D&P Acquisitions for the year ended December 31, 2012.

The holders of New Class A Units, including us, will generally incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of D&P Acquisitions. Net profits and net losses of D&P Acquisitions generally are allocated to its members pro rata in accordance with the percentages of their respective New Class A Units, though certain non pro rata adjustments will be made to reflect tax depreciation, amortization and other allocations. The LLC Agreement provides for cash distributions to its members if the taxable income of D&P Acquisitions gives rise to taxable income for its members. In accordance with the LLC Agreement, D&P Acquisitions makes cash distributions to the holders of its New Class A Units for purposes of funding their tax obligations in respect of the income of D&P Acquisitions that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of D&P Acquisitions allocable to such holder of New Class A Units multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses and the character of our income).

During 2012, D&P Acquisitions made tax distributions to the holders of its New Class A Units totaling $2.4 million, including $1.2 million to Vestar, $379,000 to Lovell Minnick and an aggregate of $501,000 to Mr. Krueger and the named executive officers.

During 2012, we also made other distributions to the holders of its New Class A Units of D&P Acquisitions (other than Duff & Phelps Corporation) totaling $1.7 million, including $876,000 to Vestar, $200,000 million to Lovell Minnick and an aggregate of $363,000 to Mr. Krueger and the named executive officers. These other distributions consisted of $0.09 per vested New Class A Unit and made concurrently with the dividend of $0.09 per share of Class A Common Stock outstanding to stockholders of record on each of March 6, 2012; May 8, 2012; August 7, 2012; and November 6, 2012. These distributions resulted in a reduction in basis of each member's ownership interests. Pursuant to the terms of the LLC Agreement, an amount equal to $0.09 per unvested New Class A Unit was deposited into a segregated account and will be distributed once a year with respect to units that vested during that year. Any amounts related to unvested units that are forfeited are returned to the Company.

The LLC Agreement provides that at any time we issue a share of our Class A common stock other than pursuant to a stock incentive plan, the net proceeds received by us with respect to such share, if any, shall be concurrently transferred to D&P Acquisitions and the D&P Acquisitions shall issue to us one New Class A Unit. Conversely, if at any time, any shares of our Class A common stock are redeemed by us for cash, D&P Acquisitions shall, immediately prior to such redemption of our Class A common stock, redeem an equal number of New Class A Units held by us, upon the same terms and for the same price, as the shares of our Class A common stock are redeemed.

Statement Regarding Transactions with Related Parties
We have adopted a policy regarding transactions with Related Parties that requires a Related Party (defined as any person described in paragraph (a) of Item 404 of Regulation S-K) to promptly disclose to our general counsel any Related Party transaction in which we are to be a participant and the amount involved exceeds $120,000 and in which such Related Party had or will have a direct or indirect material interest and all material facts with respect thereto. The general counsel will then communicate that information to the board of directors. No Related Party transaction will be consummated without the approval of the Nominating and Corporate Governance Committee. However, it will be our policy that directors interested in a Related Party transaction will recuse themselves from any vote of a Related Party transaction in which they have an interest.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees
KPMG LLP has been the Company's independent registered public accounting firm. The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for the years ended December 31, 2011 and 2012 and fees for other services rendered by KPMG LLP during those periods:

	2011 ($)	2012 ($)
Audit Fees	1,639,405	1,667,119
Audit Related Fees	35,000	62,000
Tax Fees	—	—
All Other Fees	—	—
Total	1,674,405	1,729,119

Audit Fees—all services, including tax services and accounting consultation, necessary to perform an audit of the consolidated financial statements of the Company and its predecessors; services in connection with statutory and regulatory filings or engagements; comfort letters; statutory audits; attest services; and consents and assistance with and review of documents filed with the SEC, including registration statements and prospectuses.

Audit Related Fees—services with respect to audits of the Company's defined contribution plan and agreed upon procedures related to XBRL and the calculation of SIPC fees.

Tax Fees—tax compliance (preparation of original and amended tax returns, claims for refund and tax payment-planning services); tax planning; and other tax advice (assistance with tax audits and appeals, tax advice related to mergers and acquisitions, employee benefit plans and requests for rulings or technical advice from taxing authorities).

All Other Fees—any other work that is not audit, audit-related or a tax service.

The Audit Committee considers whether the provision of these services is compatible with maintaining the auditor's independence and has determined such services for fiscal years 2011 and 2012 were compatible.

We have been advised by KPMG LLP, that in their professional judgment they are independent of the Company, as that term is defined by professional standards.

Report of the Audit Committee
The primary purpose of the Audit Committee is to assist the board of directors in its general oversight of the Company's financial reporting process. The Audit Committee conducted its oversight activities for the Company in accordance with the duties and responsibilities outlined in the Audit Committee charter.

The Company's management is responsible for the preparation, consistency, integrity and fair presentation of the financial statements, accounting and financial reporting principles, systems of internal control and procedures designed to ensure compliance with accounting standards, applicable laws, and regulations. The Company's independent auditors, KPMG LLP, are responsible for performing an independent audit of the financial statements and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States of America.

The Audit Committee, with the assistance and support of the Company's finance department and management of the Company, has fulfilled its objectives, duties and responsibilities as stipulated in the Audit Committee charter and has provided adequate and appropriate independent oversight and monitoring of the Company's systems of internal control for the fiscal year ended December 31, 2012.

These activities included, but were not limited to, the following during the fiscal year ended December 31, 2012:

•
Reviewed and discussed with management and the independent auditors the audited financial statements, the quarterly financial statements, and the quarterly and annual earnings press releases for the year ended December 31, 2012. Management has the primary responsibility for such financial statements and press releases.

•	Discussed with the independent auditors the matters requiring discussion under all relevant professional and regulatory standards.

•	Received the written disclosures and the letter from the independent auditors and discussed with the independent auditors their independence under all relevant professional and regulatory standards.

In reliance on the committee's review and discussions of the matters referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

William R. Carapezzi, Chairman
Robert M. Belke
John A. Kritzmacher
Harvey M. Krueger

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index		Description

31.1	*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________
	*	Each document marked with an asterisk is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2013.

DUFF & PHELPS CORPORATION

/s/ Noah Gottdiener
Noah Gottdiener
Chairman of the Board, President & Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and as of the date indicated.

Signature	Capacity	Date

/s/ Noah Gottdiener	Chairman of the Board, President & Chief Executive Officer	April 23, 2013
Noah Gottdiener	(Principal Executive Officer)

/s/ Patrick M. Puzzuoli	Executive Vice President & Chief Financial Officer	April 23, 2013
Patrick M. Puzzuoli	(Principal Financial and Accounting Officer)

/s/ Robert M. Belke	Director	April 23, 2013
Robert M. Belke

/s/ Peter W. Calamari	Director	April 23, 2013
Peter W. Calamari

/s/ William R. Carapezzi	Director	April 23, 2013
William R. Carapezzi

/s/ John A. Kritzmacher	Director	April 23, 2013
John A. Kritzmacher

/s/ Harvey M. Krueger	Director	April 23, 2013
Harvey M. Krueger

/s/ Sander M. Levy	Director	April 23, 2013
Sander M. Levy

/s/ Jeffrey D. Lovell	Director	April 23, 2013
Jeffrey D. Lovell

/s/ Norman S. Matthews	Director	April 23, 2013
Norman S. Matthews

/s/ Gordon A. Paris	Director	April 23, 2013
Gordon A. Paris